Form 10QSB
period 1996-06-30
I NET INC
filed 1996-08-14
CIK 789860

12


                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] SIX MONTHS REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the six month period ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to  ____________

                           Commission File No. 0-23806

                                   I/NET, INC.
                 (Name of Small Business Issuer in its Charter)

                              DELAWARE 87-0046720
           (State or Other Jurisdiction of (I.R.S. Employer I.D. No.)
                         incorporation or organization)

                              643 Crosstown Parkway
                            Kalamazoo, Michigan 49008
                    (Address of Principal Executive Officers)

                    Issuer's Telephone Number: (616) 344-3017

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes X      No         (2) Yes X      No

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not Applicable.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

    State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  June 30, 1996

                                   30,837,652








                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Six Months Report for the period ended June 30, 1996, were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly represent the financial condition of the Registrant.

                                   I/NET, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)


                                                 -------------------------------
                                                         Six Months Ending
                                                 -------------------------------
                                                     June 30           June 30
                                                      1996              1995
                                                 -----------       -------------

Revenues                                        $    484,180       $    676,446

Cost of Revenues                                     365,302            437,719

         Gross Profit                                118,878            238,727

Selling, General, and Administrative Expenses        409,670            505,551

         Loss from operations                       (290,792)          (266,824)

Interest Expense - Net of interest income of
$11,303 in 1996 and $3,778 in 1995                   (54,155)           (94,403)

         Net Loss                               $   (344,947)      $   (361,227)


Net Loss
     Per Share                                  $      (0.01)      $      (0.03)


Weighted average shares outstanding               24,628,717         12,008,075



    See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET Inc.
                           Consolidated Balance Sheet
                                   (unaudited)



                                                                       June 30
                                                                         996
                                                                    ------------
Assets (Note 2)
Current Assets
         Cash                                                      $    278,342
         Prepaid Expenses                                                44,750
Total Current Assets                                                    323,092

     Office Furniture and Equipment, Net of
         Accumulated Depreciation of $464,321                            80,624

Total Assets                                                       $    403,716

Liabilities and Stockholders' Equity (Capital Deficit)
     Current Liabilities
         Current maturities of long-term debt (Note 2)             $  1,018,491
         Accounts Payable                                               337,506
         Accruals                                                       252,140
         Advances from Stockholders' (Note 1)                           119,778
     Total Current Liabilities                                        1,727,915

     Long-Term Debt, less current maturities (Note 2)                    85,528

Total Liabilities                                                  $  1,813,443

Commitments and Contingencies (Notes 7 and 10)                                -

     Stockholders' Equity (Capital Deficit)
         Common Stock $.001 par value; Authorized 50,000,000
         shares; Issued and outstanding 30,837,652                       30,838
         Additional Paid in Capital                                  11,836,874
         Deficit                                                    (13,277,439)
     Total Stockholders' Equity (Capital Deficit)                    (1,409,727)

Total Liabilities and Stockholders' Equity (Capital Deficit)       $    403,716



    See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                   -----------------------------
                                                         Six Months Ending
                                                   -----------------------------
                                                      June 30         June 30
                                                       1996             1995
                                                   -------------   -------------
Operating Activities
     Net Loss                                      $  (344,947)    $   (361,227)
     Depreciation and Amortization                      18,226           51,057
     Changes in Assets and Liabilities
         Accounts Receivable                            52,300           23,096
         Inventory                                           -           20,226
         Prepaid Expenses and other asset              (44,750)          27,003
         Accounts Payable                              (21,452)          18,906
         Accruals                                       (5,984)         243,621

Cash (Used In) Provided by Operating Activities       (346,607)          22,682

Investing Activities
     Proceeds from Note Receivable                      30,000           67,600
     Developed computer Software                             -          (44,752)
     Capital Expenditures                              (13,708)               -

Cash Provided by Investing Activities                   16,292           22,848

Financing Activities
     Advances from Stockholder                               -            8,500
     Proceeds from issuance of notes payable                 -          100,000
     Principle Payments on Long-Term Debt              (74,171)        (169,083)

Cash (Used in) Financing activities                    (74,171)         (60,583)

(Decrease) in Cash and Cash Equivalents               (404,486)         (15,053)

Cash and Cash Equivalents, Beginning of Period         682,828           17,118

Cash and Cash Equivalents, End of Period            $  278,342     $      2,065


    See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                         Summary of Accounting Policies





Description of the Business
- ---------------------------
The Company is engaged in the business of providing a wide range of contract research systems planning, development and implementation services, on a fee basis, to public and private sector clients. The Company also develops Internet computer software products. Its major customer during 1995 was International Business Machines (IBM). Its major customer during the first six months of 1996 is International Marketing Strategies (IMS).


Use of Estimates
- ----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Cash and Cash Equivalents
- -------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


Office Furniture, Equipment, and Depreciation
- ---------------------------------------------
Office furniture and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the estimated useful lives of the assets and by accelerated methods for tax purposes.


Fair Value of Financial Instruments
- -----------------------------------
The Company's financial instruments consist of cash, notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt and the variable interest rates on a substantial portion of the long-term debt, management estimates that the carrying amounts of the Company's financial instruments approximate their fair values at June 30, 1996.


Taxes on Income
- ---------------
Deferred income taxes are recorded to reflect the future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts.


Advertising Costs
- -----------------
The Company expenses the cost of advertising as incurred. Advertising expenses were approximately $11,000 and $46,000 for the six months ended June 30, 1996 and 1995 respectively.


Loss Per Share
- --------------
Loss per share amounts have been calculated using the weighted average number of common shares outstanding, for the respective periods. The antidilutive effect of the Company's outstanding options and warrants is excluded from the loss per share calculations.

                                   I/NET, Inc.
                   Notes to Consolidated Financial Statements





1.   ADVANCES FROM STOCKHOLDERS

Advances from stockholders as of June 30, 1996 consists of:
     Non-interest bearing notes payable to stockholders,
     due on demand.                                                  $   29,278

     Stockholders' advances bearing interest at the prime
     rate plus 2% (effectively 10.25% at June 30, 1996),
     due on demand.                                                     90,500
                                                                         ------
                                                                     $  119,778


2.   LONG-TERM DEBT
Long -Term Debt as of June 30, 1996, consists of:
     Unsecured Notes Payable to Vendors (see below).                 $  891,929

     Note payable to bank with monthly payments of $5,000,
     including interest at 1.5% above the bank's prime rate
     with final payment due in December 1997.  The note is
     collaterized by all of the Company's assets.                        77,090

     Unsecured Note payable for a trademark, with minimum
     monthly payments of $1,500 including interest at the
     prime rate with the balance due February 15, 1997.                 135,000
                                                                      1,104,019
                                                                      ---------
     Less current maturities                                          1,018,491
                                                                      ---------

     Total Long Term Debt                                            $   85,528
                                                                     ==========

Notes  payable  to  various  vendors  totaling   $891,929  are  due  in  various
installment amounts and at varying interest rates.

     Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2%.

     Two notes totaling $386,667 are due in monthly installments at the rate of 5% of the previous month's cash receipts (as defined) but at a minimum of $2,000 bi-monthly for each note with the remaining principal balance due in September 1996. These notes bear interest at the rates of 8% and 10.25%.

     Another vendor note in the amount of $64,607 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $2,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is due September 2005.

Aggregate maturities of long-term debt over the next five years assuming repayment of stockholders' advances (Note 1) and notes are as follows:


          1996   $1,138,000         1998   $ 6,000         2000   $ 8,000
          1997   $   28,000         1999   $ 7,000


3.   STOCK WARRANTS

During prior years, the Company sold and issued approximately 6,000,000 shares of its common stock for cash, trademark, and extinguishment of debt. In connection with these issuances, the Company issued warrants to the purchasers of the common stock to acquire up to 2,039,285 shares of common stock at prices ranging from $0.25 to $2.40 per share. These warrants are exercisable for three years and expire in 1997. In connection with these sales, underwriters were also issued warrants for 1,141,714 shares of common stock at prices ranging from $0.60 to $1.57 and are exercisable for five years, expiring in 1999. All warrants were exercisable at June 30, 1996.

4.   RELATED PARTY TRANSACTION/MAJOR CUSTOMERS
The Company provided $600,000 of services for the six months ended June 30, 1995, for a stockholder.


5.   TAXES ON INCOME
Income taxes are calculated using the liability method specified by the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The Company has deferred tax assets related to its net operating loss and tax credit carryforwards in addition to other items. In accordance with the provisions of SFAS No. 109, management has recorded a valuation allowance equal to the net deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of June 30, 1996 as follows:

         Deferred tax assets:
                  Deferred revenue                       $    14,000
                  Depreciation and amortization               13,000
                  Net operating loss carryforwards         2,520,000
                  Stock award                                893,000
                  Tax credit carryforwards                    49,000
                  Capital loss carryforwards                  24,000
                                                              ------

         Total deferred tax assets                         3,513,000
                                                           ---------

         Valuation allowance                              (3,513,000)
                                                          ----------

                                                         $       -0-
                                                         ===========


As of June 30, 1996, the Company has a net operating loss carryforward of approximately $7,000,000 and investment tax credit carryforward of approximately $49,000 available to reduce future taxable income and taxes, respectively. These carryforwards expire from 1998 through 2010.


6.   EMPLOYEE BENEFIT PLAN
The Company has a profit sharing and defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations for the six months ended June 30, 1996 and 1995.


7.   OPERATING LEASES
The Company leases its facilities and certain equipment under non-cancelable operating leases. All current leases expire by February 28, 1997. Rental expense under these leases was approximately $83,000 for the six months ended June 30, 1996 and $102, 000 in 1995. Future minimum annual payments for the year subsequent to June 30, 1996 are $52,000.


8.   INCENTIVE STOCK OPTION PLAN
The Company maintains an incentive stock option plan that provides for the granting of options to officers and other key employees at an exercised price not less than 100% of the fair market value on the date of the grant. Twenty percent of the options become exercisable each year following the date they are granted, and can remain outstanding for five years following the day they become fully vested. Changes in options outstanding are summarized as follows:

                                                 Option Price
                                     Shares        Per Share

            January 1, 1995           351,913    $0.18 - $2.50
                     Lapsed          (212,477)   $0.18 - $2.50
            ----------------------  ------------ --------------

            December, 1995 and
                     June 30, 1996     139,436   $0.18 - $2.50
            -----------------------  ----------- --------------


At June 30, 1996, 582,255 shares of common stock are reserved for the incentive stock option plan and 110,936 options were exercisable.


9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing activities are summarized as follows:

     Interest paid for the six months ended June 30, 1996 and 1995 was $5,000 and $11,000 respectively. During the six months ended June 30, 1995, $14,723 of accounts payable were converted into common stock.

10.  LITIGATION
The Company is involved in various legal actions arising from the normal cause of business. Management does not anticipate any material losses as a result of these proceedings.


11.    MANAGEMENT'S DISCUSSION AND ANALYSIS
Calendar Six Months Ended June 30, 1996 and 1995.

Results of Operations

The Company's revenues for the six months ended June 30, 1996 totaled $484,180 compared to $676,446 for the same period in 1995. The completion of a contract for IBM in December 1995 was the reason for this decline. The Company's main source of revenues for the first six months ended June 30, 1996 is the sale of its Web Server products which were not available for sale during the six months ended June 30, 1995. The Company is currently negotiating a new contract with IBM for the remainder of 1996 in which it will develop Internet products for IBM.

The Company has taken dramatic costs reduction measures, including the closing of its Phoenix office as well as reducing the number of personnel from 45 to 14. Knowing cost cutting alone would not sustain the Company, I/NET has developed various Internet products for the IBM AS/400. Its Webserver/400 and Webulator/400 products were introduced to the market in August of 1995. Its Commerce Server/400 will be available in August of 1996. This latter product will provide the ability to conduct secured, encrypted financial and other transactions over the Internet and World Wide Web. It has enlisted distributors for these products and a related suite of products which are currently under development. The Company is targeting minimums revenues of $1,800,000 over the next 12 months from the sale of these products.

Company cost of revenues for the six months ended June 30, 1996 totaled $365,302. For the 1995 six month period, the Company's costs of revenues were $437,719. The Company's selling, general, and administrative expenses were $409,670 for the six months ended June 30, 1996, compared with $505,551 for the six months ended June 30, 1995. The decrease in cost of revenue is attributed to the closing the Phoenix office and the reduction of production employees during the six months ended June 30, 1995. The decrease in selling, general, and administrative personnel, is due to the closing of the Phoenix office and the reduction of administrative personnel. Net interest expenses decreased to $54,155 for the six months ended June 30, 1996, from $94,403 for the six months ended June 30, 1995, due to the conversion of notes payable to vendors during February, 1995 into common stock and the continued timely repayment of its long-term debt.


12.    FINANCIAL CONDITION AND LIQUIDITY
At June 30, 1996, the Company had unrestricted cash in the amount of $278,342 as compared with unrestricted cash of $2,065 at June 30, 1995. Operating activities for the period used $346,607 in 1996, as compared to cash provided of $22,682 in 1995.

The Company believes that if minimum sales volumes are reached under its distribution agreements, together with sales of additional products and services, and a renegotiation of its debt into more favorable repayment terms, there should be sufficient funds for its working capital requirements for the next twelve months. Management believes that it has developed the products and put together the marketing strategies and alliances to return the Company to profitability.

                                   Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:



                                              I/NET, Inc.


Date:    August 14, 1996           By:    /s/  Stephen J. Markee
                                        -------------------------------
                                        Stephen J. Markee, Director, President,
                                        CEO and CFO