Form 10QSB
period 1996-09-30
I NET INC
filed 1996-11-15
CIK 789860

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] NINE MONTHS REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

    OF 1934 For the nine month period ended September 30, 1996.

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


(1)   Yes  X          No                     (2)      Yes  X           No


    State the number of shares outstanding of each of the Issue's classes of common equity, as of the latest practicable date:

                               September 30, 1996

                                   30,837,652

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements. The consolidated financial statements included herein have been prepared by I/NET, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in I/NET's 1995 annual report on Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, the results of its operations for the nine month periods ended September 30, 1996 and 1995, and its cash flows for the nine month period ended September 30, 1996. All such adjustments are of a normal and recurring nature.


                                   I/NET, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)
                                           -------------------------------------
                                                     Nine Months Ending
                                           -------------------------------------
                                               September 30         September 30
                                                   1996                  1995
                                           ----------------- -------------------

Revenues                                       $   596,702          $   983,894

Cost of Revenues                                   536,574              627,787
                                                   -------              -------

         Gross Profit                          $    60,128          $   300,107

Selling, General, and Administrative Expenses      631,139              783,470
Special Charge (note 11)                              _               1,318,262
                                                  ---------           ---------


         Loss from operations                    (571,011)           (1,801,625)

Interest Expense - Net of interest income of
$12,403 in 1996 and $6,978 in 1995                (84,704)             (132,019)
                                                   -------              --------


         Net Loss                              $  (655,715)     $    (1,933,644)
                                                ===========      ===============


         Net Loss
                Per Share                      $      (.02)     $         (0.16)
                                               ===========      ===============



Weighted average shares outstanding             29,061,362            12,374,389
                                                ==========            ==========


          See accompanying summary of accounting policies and notes
                      to consolidated financial statements

                                   I/NET Inc.
                           Consolidated Balance Sheet
                                   (unaudited)

                                  September 30
                                      1996

     Assets (Note 2)
     Current Assets
         Cash                                                  $           1,740
         Prepaid Expenses                                                 22,250
                                                                          ------
Total Current Assets                                           $          23,990

         Office Furniture and Equipment, Net of
         Accumulated Depreciation of $473,434                             71,511
                                                                          ------
Total Assets                                                              95,501
                                                                          ======

Liabilities and Stockholders' Equity (Capital Deficit)
     Current Liabilities
        Current maturities of long-term debt (Note 2)          $       1,003,615
         Accounts Payable                                                359,411
         Accruals                                                        281,980
         Advances from Stockholders' (Note 1)                            119,778
                                                                        -------
     Total Current Liabilities                                 $       1,764,784

    Long-Term Debt, less current maturities (Note 2)                      51,213
                                                                        ------

Total Liabilities                                              $       1,815,997


     Commitments and Contingencies (Notes 7 and 10) -

     Stockholders' Equity (Capital Deficit)
         Common Stock $.001 par value; Authorized 50,000,000 shares;
Issued and outstanding 30,837,652                                         30,838
                                Additional Paid in Capital            11,836,874
                                Deficit                             (13,588,208)
                                                                    -----------

                     Total Stockholders' Equity (Capital Deficit)    (1,720,496)
                         Total Liabilities and Stockholders'
                                    Equity (Capital Deficit)   $          95,501
                                                               =================

          See accompanying summary of accounting policies and notes to consolidated financial statements


                                 I/NET Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                    Nine Months Ending
                                             ----------------------------------
                                                September 30       September 30
                                                   1996                1995
                                             ----------------------------------
Operating Activities
     Net Loss                             $     (655,715)        $ (1,933,644)
     Depreciation and Amortization                27,339               74,869
Special Charge (note 11)                            -               1,318,262
Provisions for bad debt                             -                 214,805
     Changes in Assets and Liabilities              -
         Accounts Receivable                      52,300               43,236
         Inventory                                  -                  20,226
         Prepaid                                 (22,250)              40,543
         Accounts Payable                            452               51,402
         Accruals                                 23,856              199,268
                                                  ------              -------

Cash (Used In) Provided by Operating Activities (574,018)              28,967
                                                --------               ------

Investing Activities
                 Proceeds from Note Receivable    30,000               67,600
                   Developed computer Software       -                (44,752)
                          Capital Expenditures   (13,708)


Cash Provided by Investing Activities             16,292               22,848

                                                  ------              --------

Financing Activities
     Advances from Stockholder                      -                   8,500
     Proceeds from issuance of notes payable        -                 100,000
     Principle Payments on Long-Term Debt       (123,362)            (173,958)

Cash (Used in) Financing activities             (123,362)             (65,458)

(Decrease) in Cash and Cash Equivalents         (681,088)             (13,643)

Cash and Cash Equivalents, Beginning of Period   682,828               17,118
                                                --------               ------

Cash and Cash Equivalents, End of Period          $1,740            $  3,475
                                                  ======              ========
          See accompanying summary of accounting policies and notes to consolidated financial statements


                                   I/NET, Inc.
                         Summary of Accounting Policies


DESCRIPTION OF BUSINESS
-----------------------
The Company is engaged in the business of providing a wide range of contract research systems planning,development and implementation services, on a fee basis, to public and private sector clients.The Company also develops Internet computer software products. Its major customer during 1995 was International Business Machines(IBM). Its major customer during the first nine months of 1996 is International Marketing Strategies (IMS).

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

OFFICE FURNITURE, EQUIPMENT, AND DEPRECIATION
---------------------------------------------
Office furniture and equipment are stated at cost. Depreciation is computed principally by the straight-linemethod for financial reporting purposes over the estimated useful lives of the assets and by accelerated methods for tax purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
The Company's financial instruments consist of cash, notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt and the variable interest rates on a substantial portion of the long-term debt, management estimates that the carrying amounts of the Company's financial instruments approximate their fair values at September 30, 1996.

TAXES ON INCOME
---------------
Deferred income taxes are recorded to reflect the future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts.

ADVERTISING COSTS
-----------------
The Company expenses the cost of advertising as incurred. Advertising expenses were approximately $11,000 and $46,000 for the nine months ended September 30, 1996 and 1995 respectively.

LOSS PER SHARE
--------------
Loss per share amounts have been calculated using the weighted average number of common shares outstanding, for the respective periods. The antidilutive effect of the Company's outstanding options and warrants is excluded from the loss per share calculations.

RECLASSIFICATION
----------------
Certain prior year amounts have been reclassified to conform to current year presentation.


                                   I/NET, Inc.
                   Notes to Consolidated Financial Statements

1. Advances from Stockholders
Advances from stockholders as of September 30, 1996 consists of:
Non-interest bearing notes payable to stockholders, due on demand.     $ 29,278

Stockholders' advances bearing interest at the prime rate plus 2%
(effectively 10.25% at September 30, 1996), due on demand.               90,500
                                                                         ------
                                                                      $ 119,778
                                                                      =========


2. Long-Term Debt
Long -Term Debt as of September 30, 1996, consists of:
Unsecured Notes Payable to Vendors (see below).                       $ 865,929

Note payable to bank with monthly payments of $5,000,
including interest at 1.5% above the bank's prime rate with
final payment due in December 1997. The note is collaterized by all of the Company's assets
                                                                         63,899

Unsecured Note, with minimum monthly payments of $1,500
including interest at the prime rate
with the balance due February 15, 1997.
                                                                       125,000
                                                                       -------
                                                                     1,054,828

     Less current maturities                                         1,003,615
                                                                     ---------

     Total Long Term Debt                                             $  51,213
                                                                      =========


Notes payable to various vendors totaling $865,929 are due in various installment amounts and at varying interest rates.

Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2%.Two notes totaling $369,667 are due in monthly installments at the rate of 5% of the previous month's cash receipts (as defined) but at a minimum of $2,000 bi-monthly for each note.The remaining principal balance of these notes was due in September, 1996. The Company is in default on the repayment of these notes and is renegoiating alternative repayment terms with the noteholders. These notes bear interest at the rates of 8% and 10.25%. Another vendor note in the amount of $55,607 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $2,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is due September 2005.

Aggregate maturities of long-term debt over the next five years assuming repayment of stockholders' advances
(Note 1) and notes are as follows:

1996     $1,126,000                1998     $6,000            2000    $8,000
1997     $   28,000                1999     $7,000

3.STOCK WARRANTS

During prior years, the Company sold and issued approximately 6,000,000 shares of its common stock for cash, trademark, and extinguishment of debt. In connection with these issuances, the Company issued warrants to the purchasers of the common stock to acquire up to 2,039,285 shares of common stock at prices ranging from $0.25 to $2.40 per share. These warrants are exercisable for three years and expire in 1997. In connection with these sales, underwriters were also issued warrants for 1,141,714 shares of common stock at prices ranging from $0.60 to $1.57 and are exercisable for five years, expiring in 1999. All warrants were exercisable at September 30,1996.

4.RELATED PARTY TRANSACTION/MAJOR CUSTOMERS
The Company provided $600,000 of services for the nine months ended September 30, 1995, for a stockholder.

5.TAXES ON INCOME
Income taxes are calculated using the liability method specified by the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The Company has deferred tax assets related to its net operating loss and tax credit carryforwards in addition to other items. In accordance with the provisions of SFAS No. 109, management has recorded a valuation allowance equal to the net deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of September 30, 1996 as follows:

Deferred tax assets:
Deferred revenue                                                        $ 14,000
Depreciation and amortization                                             13,000
Net operating loss carryforwards                                       2,828,000
Stock award                                                              888,000
Trademark                                                                100,000
Tax credit carryforwards                                                  49,000
Capital loss carryforwards                                                26,000
                                                                          ------

Total deferred tax assets                                              3,918,000

Valuation allowance                                                  (3,918,000)
                                                                     ----------

                                                                           $ -0-
                                                                         =======

As of September 30, 1996, the Company has a net operating loss carryforward of approximately $7,800,000 and investment tax credit carryforward of approximately $49,000 available to reduce future taxable income and taxes,respectively.These carryforwards expire from 1998 through 2010.

6.EMPLOYEE BENEFIT PLAN
The Company has a profit sharing and defined contribution pension plan covering substantially all employees.Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations for the nine months ended September 30, 1996 and 1995.

7.OPERATING LEASES
The Company leases its facilities and certain equipment under non-cancelable operating leases. All current leases expire through September 2001. Rental expense under these leases was approximately $116,000 for the nine months ended September 30, 1996 and $102, 000 in 1995. Future minimum annual payments for the years subsequent to September 30, 1996 are as follows:

1997 $88,000  1998 $86,000  1999 84,000   2000 $80,000  2001 $59,000

8.INCENTIVE STOCK OPTION PLAN
The Company maintains an incentive stock option plan that provides for the granting of options to officers and other key employees at an exercised price not less than 100% of the fair market value on the date of the grant.Twenty percent of the options become exercisable each year following the date they are granted, and can remain outstanding for five years following the day they become fully vested. Changes in options outstanding are summarized as follows.

                                                          Option Price
                                    Shares                 Per Share

January 1, 1995                        351,913         $  0.18 - $2.50
    Lapsed                           (212,477)         $  0.18 - $2.50
------------------------------ ------------------ ---- -------------------

December, 1995 and
     September 30, 1996                139,436         $  0.18 - $2.50
------------------------------ ------------------ ---- -------------------

At September 30, 1996, 582,255 shares of common stock are reserved for the incentive stock option plan and 110,936 options were exercisable.

9. Supplemental Disclosure of Cash Flow Information
Non-cash investing and financing activities are summarized as follows:

                                                     1996                1995
---------------------------------------------- ------------------ --------------

Issuance of common stock for
retirement of debt                                   $ -         $      497,000
---------------------------------------------- ------------------ --------------

Conversion of accounts payable into
vendor notes payable                                $  -          $    1,417,000
---------------------------------------------- ------------------ --------------

Conversion of accounts payable into
common stock                                         $ -         $       15,000
---------------------------------------------- ------------------ --------------


Interest paid for the nine months ended September 30, 1996 and 1995 was $7,000 and $11,000 respectively

10.LITIGATION
The Company is involved in various legal actions arising from the normal cause of business. Management does not anticipate any material losses as a result of these proceedings.

11.SPECIAL CHARGES
During the nine months ended September 30, 1995, it was determined that the Company would not be able to provide the additional funding necessary to develop ,market, deploy and maintain its previously capitalized computer software product named Embarc. This failure to obtain financing has resulted in the write-off of the development costs of the product in the amount of $1,318,262.

12.MANAGEMENT'S DISCUSSION AND ANALYSIS
Calendar Nine Months Ended September 30, 1996 and 1995.


Results of Operations
The Company's revenues for the Nine months ended September 30, 1996 totaled $484,180 compared to $676,446 for the same period in 1995. The completion of a contract for IBM in December 1995 was the reason for this decline. The Company's main source of revenues for the first nine months ended September 30, 1996 is the sale of its WebServer products which were not available for sale during the nine months ended September 30, 1995. The Company is currently negotiating a new contract with IBM for 1997 in which it will develop Internet products for IBM. The Company has taken dramatic costs reduction measures, including the closing of its Phoenix office as well as reducing the number of personnel from 45 to 13. Knowing cost cutting alone would not sustain the Company, I/NET has developed various Internet products for the IBM AS/400.
Its Webserver/400 and Webulator/400 were introduced in September 1996. Commerce Server/400 was available in August of 1996. This product will provide the ability to conduct secured, encrypted financial and other transactions over the Internet and World Wide Web. It has enlisted distributors for these products and a related suite of products which are currently under development. The Company is targeting minimums revenues of $1,800,000 over the next 12 months from the sale of these products.
Company cost of revenues for the nine months ended September 30, 1996 totaled $536,574. For the 1995 nine month period, the Company's costs of revenues were $627,787. The Company's selling, general, and administrative expenses were $631,139 for the nine months ended September 30, 1996, compared with $783,470 for the nine months ended September 30, 1995. The decrease in cost of revenue is attributed to the closing the Phoenix office and the reduction of production employees during the nine months ended September 30, 1995. The decrease in selling,general, and administrative personnel, is due to the closing of the Phoenix office and the reduction of administrative personnel. Net interest expenses decreased to $ 87,704 for the nine months ended September 30,1996, from $132,019 nine months ended September 30, 1995 due to the conversion of notes payable to vendors during February, 1995 into common stock and the continued timely repayment of its long-term debt.


13.FINANCIAL CONDITION AND LIQUIDITY
At September 30, 1996, the Company had unrestricted cash in the amount of $1,740 was compared with unrestricted cash of $3,475 at September 30, 1995. Operating activities for the period used $574,018 in 1996, as compared to cash provided of $28,967 in 1995.


The Company believes that if minimum sales volumes are reached under its distribution agreements, together with sales of additional products and services and a renegotiation of its debt into more favorable repayment terms,there should be sufficient funds for its working capital requirements for the next twelve months. Management believes that it has developed the products and put together the marketing strategies and alliances to return the Company to profitability.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:

     I/NET, Inc.


                      Date:11/15/96   By: /s/ Stephen J. Markee

                      Stephen J. Markee, Director, President, CEO and CFO

PERIOD-TYPE                              9-MOS
FISCAL-YEAR - END                        DEC-31-1996
PERIOD-END                               SEP-30-1996
CASH                                     1,740
SECURITIES                               0
RECEIVABLES                              0
ALLOWANCES                               0
INVENTORY                                0
CURRENT-ASSETS                           23,990
PP&E                                     544,945
DEPRECIATION                             473,434
TOTAL-ASSETS                             95,501
CURRENT-LIABILITIES                      1,764,784
BONDS                                    0
PREFERRED-MANDATORY                      0
PREFERRED                                0
COMMON                                   30,838
OTHERSE                                  11,836,874
TOTAL-LIABILITY-AND -EQUITY              95,501
SALES                                    596,702
TOTAL REVENUES                           596,702
CGS                                      536,574
OTHER EXPENSES                           631,139
LOSS-PROVISION                           0
INTEREST-EXPENSE                         84,704
INCOME-PRETAX                            (655,715)
INCOME-TAX                               0
INCOME-CONTINUING                        (655,715)
DISCONTINUED                             0
EXTRAORDINARY                            0
0
CHANGES                                  0
NET-INCOME                               (655,715)
EPS-PRIMARY                              (.02)
EPS-DILUTED                              (.02)