Form 10-K
period 1996-12-31
I NET INC
filed 1997-04-10
CIK 789860

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


 [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
  1934 For the fiscal year ended December 31, 1996 [ ] Transition Report under
 Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to ________________
                           Commission File no. 0-23806


                                   I/NET, INC.
                 (Name of Small Business Issuer in its Charter)


                               DELAWARE 87-0046720
           (State or Other Jurisdiction of (I.R.S. Employer I.D. No.)
                         Incorporation or organization)

                            643 W. Crosstown Parkway
                            Kalamazoo, Michigan 49008
                    (Address of Principal Executive Officers)

                    Issuer's Telephone Number: (616) 344-3017

       Securities Registered under Section 12(b) of the Exchange Act: None

          Title of Each Class Name of Each Exchange on Which Registered

                                    NONE

         Securities Registered under Section 12(g) of the Exchange Act:

                      $0.001 par value common voting stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes X No ___ (2) Yes X No ___

Check if there is no disclosure of delinquent files in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  Issuer's  revenues for its most recent  fiscal year:  December 31, 1996 -
                                    $724,032

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.
                                  $11,181,863.

There are approximately 16,689,348 shares of common voting stock of the Registrant held by non-affiliates. This valuation is based upon the average bid price ($0.68) for shares of common voting stock of the Registrant on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on January 31, 1997
 .

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not Applicable.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                December 31, 1996

                                   30,837,652


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------



Transitional Small Business Disclosure Format (check one): Yes X No ___









                     - THIS SPACE INTENTIONALLY LEFT BLANK -

                                TABLE OF CONTENTS




Item 1.  Description of Business..............................................4

Item 2.  Description of Property..............................................6

Item 3.  Legal Proceedings....................................................6

Item 4.  Submission of Matters to a Vote of Security Holders..................6

Item 5.  Market for Common Equity and Related Stockholder Matters.............7

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................7

Item 7.  Financial Statements.................................................9

Item 8.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.............................................9

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................10

Item 10. Executive Compensation..............................................13

Item 11. Security Ownership of Certain Beneficial Owners and Management......15

Item 12. Certain Relationships and Related Transactions......................15

Item 13. Reports on Form 8-K and Exhibits....................................16

Signatures...................................................................17

                                    PART 1


Item 1.   DESCRIPTION OF BUSINESS

I/NET, Inc. (The "Company" or "I/NET") was organized under the laws of the state of Delaware during 1986 under the name of a predecessor corporation. The Company had its initial public offering with the Securities and Exchange Commission during 1987.

BUSINESS DEVELOPMENT

I/NET was incorporated in 1983 as a contract research and development firm specializing in software development for digital imaging and voice recognition. Systems created by I/NET are currently in service in; real estate, pharmaceutical research, government, newspapers, and information management.

During 1993 and 1994, the Company issued 1,428,571 shares of its stock for cash, a trademark, and reduction of debt totaling $4,455,000. In connection with the transactions, the Company issued warrants to the purchaser to acquire 2,039,285 shares of common stock at prices ranging from $0.25 to $2.40 per share. These warrants expire in 1997. As part of these transactions, the underwriters were also issued 1,145,714 warrants exercisable at prices ranging from $0.29 to $2.10 and expire in 1999. During 1995, the Company issued an additional 18,859,081 shares of common stock for $3,883,326. These shares were issued for the reduction of indebtedness, for a stock award program for the officers and key employees, and to raise additional capital. There were no warrants issued with these transactions. All warrants were exercisable at December 31, 1996.

BUSINESS

I/NET, in prior years, was engaged in the business of providing a wide range of contract research systems planning, development, and implementation services on a fee basis to public and private sector clients. It was founded in 1982 in response to demand for high-quality information systems services on the part of government, commercial, and not-for-profit organizations, requiring digital imaging as part of their overall solution. Since its formation, I/NET has delivered and installed microcomputer-based decision support systems for systems sold worldwide, supporting hundreds of users and employing distributed databases, sophisticated telecommunications networks, and state-of-the-art development tools. Past projects which the Company has undertaken in multi-media applications have incorporated digital imaging and voice recognition.

The Company has performed development work under contract with IBM for many years, including developing multi-media software running on the IBM system AS/400, a mid-range computer system. The Company's contracts with IBM, a minority stockholder in the Company, were completed at the end of 1995.

During 1995, I/NET brought to the marketplace its own Web Server/400 as the first commercially available product, which can connect the nearly 500,000 AS/400 midrange computers worldwide to the Internet. The "Web" lets Internet users around the world exchange information in the form of displayed text, images, sound, and video. Available since July, 1995, I/NET's Web Server/400 is currently used by businesses around the world, with installations in Hong Kong, Germany, England, the Netherlands, Italy, Korea, Japan, and Israel, in addition to Canada and the United States. Current installations include: IBM AS/400 Homepage (www.as400.ibm.com), Pacific Brokerage Services, Inc. (www.tradepbs.com), Software 2000, Inc., Marcam Corporation, Dynamic Healthcare Technologies, Inc. (www.dht.com), Automated Training Systems (www.ibmuser.com), Mattel Toys, MCI, Eli Lilly, Builders Square, Toyota of America, Caesers Palace, United Technologies Automotive, and Anheuser-Busch.

I/NET's Commerce Server/400 was made available in August, 1996. This product provides AS/400 users with the ability to conduct secured, encrypted financial and other transactions over the Internet. Current customers include IBM, Enterprise Rent-A-Car, MCI, State Bar of California, and Pacific Brokerage Services, Inc. These companies have installed the product in various locations throughout the world.

IBM AS/400 is the world's most popular multi-user business computing system, with nearly 500,000 units installed worldwide supporting from 1 to 7,000 users. IBM and its 8,000 Business Partners offer AS/400 customers 25,000 applications, including 3,000 for the client/server. Among AS/400 customers are 98 percent of the Fortune 100 Industrials.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

The Company has signed exclusive worldwide marketing and distribution agreements with International Marketing Strategies, (IMS) for the distribution of its Web Server/400 products. All marketing services will be performed by IMS.

COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

The Company's contract work performed for IBM has been competitively acquired, and usually the final selection is between I/NET and departments within IBM. As mentioned previously, the Company is currently finalizing an agreement with IBM to provide future services for IBM's AS/400 Internet products. I/NET and IBM are the only two companies with software available to connect the AS/400 to the Internet. Currently, I/NET's products are installed on over 90% of the AS/400's operating as Internet servers.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

Developing software requires few tangible raw materials. The most important element in this process is the personnel who plan, design, and develop the software code. I/NET has consistently hired the best talent available. It recruits top-of-the-class talent from two Kalamazoo-based colleges as well as candidates from the Detroit and Chicago metropolitan areas.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company provided Internet products, facilities management services, and software development services to a few major customers during 1996 and 1995 as follows:
                                                  1996                1995
                                         -------------------- ------------------
Internet Products
International Marketing Strategies (IMS)       $ 346,000            $ 50,000
SUPPORT NET, INC.                                158,000                 -
                                         -------------------- ------------------
                                                 504,000           $  50,000

Facilities Management Services
     Greater Kalamazoo Associations of Realtors
                                               $ 120,000           $ 149,000
                                          ================    ==================
Software Development Services
     International Business Machines (IBM)
                                                  $ -              $ 978,000
                                      ====================    ==================

IBM is also a minority stockholder in the Company and $40,000 was due from it as of December 31, 1995.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

I/NET acquired the trademark "Career/NET" in prior years. This trademark was written off during 1995 as the product did not meet the market acceptance as anticipated.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTIONS OR SERVICES

The performance of services and the supply of products by the Company is not subject to governmental approval.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

No present  governmental  regulations  have any adverse impact on the present or
contemplated   business  operations  of  the  Company,   and  no  such  probable
governmental regulations are anticipated to have any adverse effect.

ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES, AND IF APPLICABLE, THE EXTENT TO WHICH THE COST OF SUCH ACTIVITIES ARE BORNE DIRECTLY BY CUSTOMERS

There were no research and development costs incurred by the Company during the calendar years ended December 31, 1996 and 1995.

COST AND EFFECTS OF COMPLIANCE  WITH  ENVIRONMENTAL  LAWS (FEDERAL,  STATE,  AND
LOCAL)

There are no foreseeable adverse effects on the present or contemplated business operations resulting from environmental laws, rules, or regulations.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

As of December 31, 1996, the Company had 13 full-time and total employees.


Item 2.   DESCRIPTION OF PROPERTY

The Company leases its principal executive and operating offices at 643 West Crosstown Parkway, Kalamazoo, Michigan, which is comprised of 5,600 square feet.

Item 3.   LEGAL PROCEEDINGS

The Company is not the subject of any material legal proceeding, and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state, or local governmental agency.

To the knowledge of management, no director or executive officer of the Company is party to any legal proceeding in which it may have an interest adverse to the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during 1996.

                                     PART II


Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is listed on the "Electronic Bulletin Board" of the NASD. The stock activity for the calendar years 1996 and 1995 is summarized by quarter below:

        1996     1996     1996     1996     1995      1995      1995     1995
        1st Qtr  2nd Qtr  3rd Qtr  4th Qtr  1st Qtr   2nd Qtr   3rd Qtr  4th Qtr
        -------  -------  -------  -------  -------   -------   -------  -------

HIGH   $1.13     $0.97    $0.81    $0.81    $0.71     $0.50     $0.41    $0.77
LOW    $0.63     $0.60    $0.41    $0.56    $0.37     $0.18     $0.25    $0.25

These bid prices are quotations of broker-dealers that reflect inter-dealer prices, without retail mark-up, mark- down or commission any may not represent actual transactions.

HOLDERS

The number of record holders of the Company's common stock as of December 31, 1996, was 299. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

DIVIDENDS

There are currently present material restrictions that limit the ability of the Company to pay dividends on its common stock as it has a deficit in its stockholders' equity. The Company has not paid any dividends with respect to its common stock nor does it intend to do so in the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CALENDAR YEARS ENDED DECEMBER 31, 1996 AND 1995

RESULTS OF OPERATIONS

Revenues for the year ended December 31, 1996, were $724,032 as compared to $1,276,757 for the year ended December 31, 1995. When analyzed by product category, revenues of software development services to IBM were $0 in 1996, as compared to $978,000 in 1995 as the contract with IBM expired at the end of 1995. Revenues from facilities management services were $120,000 in 1996 and $149,000 in 1995 as the contract with the Greater Kalamazoo Association of Realtors expired in October 1996. The new Internet products accounted for revenues of $563,000 in 1996 and $96,000 in 1995 as new products were being introduced to the market.

Cost of revenues decreased by $101,000, as compared to 1996. The primary cause for this reduction was the closing of the Phoenix office and the termination of the employees at that location during the first quarter of 1995.

General and administrative expenses increased by $175,000 as compared to 1995. The primary cause for this increase was its accrual of a commission of $250,000 to a former exclusive distributor of the Company's Internet products to release this distributor from it's exclusive contract.

Interest expenses decreased by $92,000 due to the conversion of vendor notes payable in the amount of $597,000 into common stock during late 1995.

During the year ended December 31, 1995, it was determined that the Company would not be able to provide the additional funding necessary to develop, market, deploy and maintain its previously capitalized computer software product named Embarc. This failure to obtain financing has resulted in the write-off of the development costs of the product in the amount of $2,151,000.

In addition, the Company has determined that the carrying amount of a trademark which it acquired at a cost of $225,000 and the related inventory in the amount of approximately $107,000 for its Career/NET product could not be recovered through future operations. Accordingly, the Company wrote off these amounts.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of," the Company assessed the expected recoverability of the carrying amount of the trademark and related inventory discussed above and, due to significant changes in the extent to which these assets were anticipated to be used, it recognized an impairment loss measured as the amount by which the carrying amount of the assets exceeded the expected discounted future cash flows.

During 1995, the Company issued 12,400,000 shares of unregistered common stock to certain officers and key employees in recognition of outstanding service performed during a time of financial instability and severe hardship. Although at the time of issuance, there was no active market in the Company's common stock and there was a deficit in stockholders' equity, an accounting value of $0.20 per share was assigned based upon subsequent cash purchases of the stock. The recipients are restricted in their ability to sell or otherwise transfer the shares within a time frame of two to three years from the date of issuance.

FINANCIAL CONDITION AND LIQUIDITY

The Company's primary need for capital has been to invest in computer software development. As of December 31, 1996, the Company's working capital deficit was $1,765,000, as compared to a deficit of $897,000 at December 31, 1995. The resulting increase in working capital deficit is primarily from sales volumes failing to be reached under its distribution agreements for its Internet products, together with a lack of sales of additional products and services.

During February, 1997, the Company signed an agreement to provide development and training of enhanced internet products for HBO & Company. This customer has also committed to purchase an additional $200,000 of Internet products by the end of 1997. In addition, IMS during the first quarter of 1997 has signed
non-exclusive   distribution  agreements  with  various  IBM  Managing  Industry
Remarketers ("MIR's") in the United States. These MIR's provide access to hundreds of software distributors through which I/NET's products can be sold. These agreements are in addition to worldwide agreements signed during the fourth quarter of 1996.

During February, 1997, the Company was awarded IBM's highest recognition for development of Commerce Server/400 by IBM's Partners in Development Program as The AS/400 1996 Product of the Year. This honor was bestowed at IBM's annual Business Partner's Executive Conference, which was attended by 6,000 international guests.

The Company believes that the additional sales provided by the above mentioned agreements, the continued development of new products, together with the renegotiation of its defaulted debt, should provide the Company with sufficient working capital to fund its needs for 1997. However, there can be no assurance these activities will be successful.

Item 7.   FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants............................20
Consolidated Balance Sheets as of December 31, 1996 and 1995..................21
Consolidated Statements of Operations for the years ended December 31, 1996 and 1995......................................................................22
Consolidated Statements of Stockholders' Equity (Capital Deficit) for the years ended December 31, 1996 and 1995..............................................23
Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995......................................................................24
Summary of Accounting Policies.............................................25-26
Notes to Consolidated Financial Statements.................................27-35


Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, nature of all position, any offices held by all directors and executive officers of the Company for the calendar year ended December 31, 1996, and to the date hereof, and the period or periods during which each such director or executive officer has served in their respective positions.
                         Position                            Date of Election or
  Name                   Held                                Designation



James C. Knapp*          Chairman of the                      1986
                         Board of Directors

Stephen J. Markee*       President, CEO,                      1985
                         Director,                            1986
                         and CFO                              1995

Paul A. Bertoldi*        Vice President                       1989
                         Systems Development

* These individuals presently serve in the capacities indicated opposite their respective names.

TERM OF OFFICE

The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held on the third Friday in May of each year; the annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.







               - THIS SPACE INTENTIONALLY LEFT BLANK -

BUSINESS EXPERIENCE

James C. Knapp,  Chairman.
Mr. Knapp, one of I/NET's initial founders, is 46 years of age, and received a BBA Degree from the University of Maryland in 1972. He began his computer education at the age of 15 in a special program sponsored by IBM, and served in the United States Air Force as a teacher for missile computer guidance systems. He has been listed in the ACR Directory of Top Computer Executives since 1981, and was inducted into the "Who's Who in the Computer Industry" in 1990. His efforts in digital imaging and voice recognition have been recognized internationally. Mr. Knapp has been a featured speaker at the Massachusetts Institute of Technology and the Harvard Business School.

Stephen J. Markee,  President,  CEO and CFO.
Mr. Markee is 51 years of age. He received a BS Degree from Ferris State University in 1970 and an MBA from Western Michigan University ("WMU") in 1971. He is a licensed certified public accountant in the state of Michigan. Mr. Markee served in the United States Army during the Vietnam conflict, and was decorated and medically retired in 1968. After completing his education, he served as assistant Auditor General for the state of Michigan before joining WMU as Director of Internal Auditing in 1976. While at WMU, he also taught accounting classes in the MBA program. He then changed directions, from public to private sector, as Vice President of Planning and Control for a division of Standex International Corporation, where he was responsible for information systems, accounting, and human relations. He joined I/NET in 1986 as President and CEO. He has guided I/NET to a successful equity partnership with IBM, and engineered the sale of intellectual property rights to IBM in 1989. Mr. Markee has served on the Board of Directors of the Kalamazoo County Chamber of Commerce, Chairman of the Kalamazoo County Convention and Visitors Bureau, Past President of the local chapter of the Institute of Management Accountants, and President of the Parchment Schools Foundation. He is a frequent speaker to civic and business groups, and has appeared on the Financial News Network ("FNN").

Paul A. Bertoldi, Vice President,  Systems Development.
Mr. Bertoldi is 34 years of age. He received a BBA Degree from Western Michigan University ("WMU") in 1984, and a MBA Degree from WMU in 1992. He graduated magna cum laude and was named a Presidential Scholar as one of the top undergraduates of WMU. Since becoming one of I/NET's first employees, Mr. Bertoldi has helped design the architecture of state-of-the-art imaging and voice recognition systems in the field of real estate,medical imaging, and document imaging. Mr. Bertoldi is currently involved in the development of application in multi-media and pen computing. He is an active member in both the Data Processing Management Association ("DPMA") and Association of Computer Machinery ("ACM"). In 1988, he was recognized as a Certified Data Processor by the Association for Certification for Computer Professionals.

FAMILY RELATIONSHIPS

With the exception that Mr. Knapp and Mr. Bertoldi are brother-in-laws, there are no family relationships between any directors or executive officers of the Company, either by blood or by happenstance of marriage.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Under the Delaware General Corporation Law, a corporation has the power to indemnify any person who is made a party to any civil, criminal, administrative or investigative proceeding, other than action by or any right of the corporation, by reason of the fact that such person was a director, officer, employee or agent of the corporation, against expenses, including reasonable attorney's fees, judgments, fines and amounts paid in settlement of any such actions; provided, however, in any criminal proceeding, the indemnified person shall have had no reason to believe the conduct committed was unlawful. Regardless, it is the position of the Securities and Exchange Commission that indemnification against liabilities for violation of the federal securities law, rules and regulations is against public policy.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

 - Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or association of which he or she was an executive officer at or within two years before the time of such filing;

 -   Was  convicted  in a  criminal  proceeding  or named  subject  of a pending
     criminal   proceeding   (excluding   traffic  violations  and  other  minor
     offenses);

 - Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

 -   Acting as a futures  commission  merchant,  introducing  broker,  commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

 - Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

 - Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with person engaged in any such activity;

 - Was found by a court of competent jurisdiction a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated.

 - Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.






                     - THIS SPACE INTENTIONALLY LEFT BLANK -

Item 10.   EXECUTIVE COMPENSATION

Cash Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:
================================================================================
SUMMARY COMPENSATION TABLE
================================================================================

                               Annual Compensation

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
(a)                                    (b)          (c)   (d)        (e)
--------------------------------------------------------------------------------
NAME AND ........................   Year Ended   $ Salary   $ Bonus    Other
PRINCIPAL  POSITION .............                           Dec. 31,   Annual
                                                                       Compensa-
                                                                        tion
--------------------------------------------------------------------------------
James C. Knapp ..................         1996   $130,208   -0-        -0-
  Chairman ......................         1995   $ 36,458   -0-        -0-


Stephen J. Markee ...............         1996   $130,208   -0-        -0-
  President, CEO, ...............         1995   $ 36,458   -0-        -0-
  CFO and Director


Brian W. Wood ...................         1995   $  9,375   -0-        -0-
  Former
  Vice President,
  Finance


Paul A. Bertoldi ................         1996   $ 72,917   -0-        -0-
  Vice President, ...............         1995   $ 61,250   -0-        -0-
  Systems

--------------------------------------------------------------------------------
                       Year         (f)*           (g)           (h)       (i)**
                       ended       ----           ---           ---        -----
NAME AND ...................   Restricted    Options/SAR's    LTIP     All other
PRINCIPAL  POSITION ........   Stock Award   (#)              Payouts  Compensa-
                                                                            tion
--------------------------------------------------------------------------------


James C. Knapp ........1996        -0-            -0-         -0-         $8,104
  Chairman ............1995       $1,000,000      -0-         -0-         $5,445


Stephen J. Markee .....1996        -0-            -0-         -0-         $6,420
  President, CEO, .....1995       $1,000,000      -0-         -0-         $5,738
  CFO and Director


Brian W. Wood .........1995        -0-            -0-         -0-         $6,989
  Former
  Vice President,
  Finance


Paul A. Bertoldi ......1996        -0-            -0-         -0-         $5,564
  Vice President, .....1995       $40,000         -0-         -0-         $5,254
  Systems
--------------------------------------------------------------------------------
*See the caption "All Other Compensation" herin for restricted stock award **Approximate value of health, dental and life insurance paid by the Company
================================================================================

BONUSES AND DEFERRED COMPENSATION

None.

Compensation Pursuant to Plans

     The Company has an Incentive Stock Option Plan ("ISOP"). All full-time employees are eligible under the plan to receive shares that vest 20% a year and must be exercised within 10 years from the award date or within three months of termination of employment. The exercise price is determined by the market price at the date of award. The ISOP reserved 582,255 shares of common stock as an incentive for directors, executive officers and employees. In January, 1994, the Company allocated 280,279 shares at $2.50 per share to current employees who were not shareholders. Six thousand (6,000) shares lapsed during 1994, 212,477 shares lapsed during 1995, and 99,936 shares lapsed during 1996. The outstanding shares total 42,500 leaving 539,755 shares available to be granted and to be exercisable at market price on the date of such grant.

PENSION TABLE

     The Company has a profit-sharing and defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax-deferred voluntary contributions which, at the direction of the Company's Board of Directors, may be matched within certain limits, by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit-sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations during the last two calendar years ended December 31, 1996 and 1995.

     The Company does not follow a practice of paying post-retirement benefits to its former employees. Therefore, the provisions of Statement of Financial Accounting Standards No. 106 "Employers" Accounting for Post-Retirement Benefits Other Than Pensions" will have no effect on the Company

OTHER COMPENSATION

     During 1995, the Company issued 12,400,000 shares of unregistered common stock to certain officers and key employees in recognition of outstanding service performed during a time of financial instability and severe hardship. Although at the time of issuance, there was not an active market in the Company's common stock and there was a deficit in stockholders' equity, an accounting value of $0.20 per share was assigned based upon subsequent cash purchases of the stock. The recipients are restricted in their ability to sell or otherwise transfer the shares within a time frame of two to three years from the date of issuance.

     Of the shares awarded, Messieurs Knapp and Markee received 5,000,000 each while Mr. Bertoldi received 200,000 shares.

COMPENSATION OF DIRECTORS

See Cash Compensation of this Item.

EMPLOYMENT CONTRACTS

There are no employment contracts for any employees or officers as of December 31, 1996.

TERMINATION OF EMPLOYMENT AND CHANGES OF CONTROL ARRANGEMENT

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company.







                     -THIS SPACE INTENTIONALLY LEFT BLANK -

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the share holdings of the Company's directors and executive officers and those persons or entities who own more than 5% of the Company's common stock.

                                         Amount and Nature of
Name                      Address        Beneficial Ownership   Percent of Class
------------------------------------------------------------------------------


Executive Officers and Directors


    Paul A. Bertoldi     Kalamazoo, MI         410,699                     1.33%

    James C. Knapp       Kalamazoo, MI       5,692,719                    18.46%

    Stephen J. Markee    Richland, MI        6,039,187                    19.58%
                                            ------------------------------------

Total                                       12,142,605                    39.37%
================================================================================

Owners of 5%

    Steven Wallace       Beverly Hills, CA   1,844,000                     5.98%

================================================================================
CHANGES IN CONTROL

     To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     Except as stated below, during the last two calendar years ended December 31, 1996 and 1995, there were no material transactions or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record of beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest. See the caption "Dependence of One or a Few Major Customers" of the caption "Business" of Item 1, for information concerning contractual services provided to IBM, a stockholder of the Company, which services were the result of competitive bids, and Note 5 to the Consolidated Financial Statements.

CERTAIN BUSINESS RELATIONSHIPS

     Except as stated below, during the last two calendar years ended December 31, 1996 and 1995, there were no material transactions or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record of beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest. Services were provided during 1995 to IBM as outlined in Item 2, "Dependence on One or a Few Major Customers."

INDEBTEDNESS OF MANAGEMENT

     James C. Knapp, Chairman of the Board of Directors and Stephen J. Markee, President, CEO and CFO, have loaned the Company funds for working capital. These funds were provided at an interest rate of prime plus 2%. The balance outstanding at December 31, 1996 was $390,500. At December 31, 1995, the Company owed $83,500 to Mr. Markee. With the exception of this transaction, there were no material transactions to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own or record of beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest during the last two calendar years ended December 31, 1995 and 1994.

TRANSACTIONS WITH PROMOTERS

     During the last two calendar years ended December 31, 1996 and 1995, there were no material transactions or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter, founder, or member of their immediate family of any of the foregoing persons, had an interest.

Item 13.   REPORTS ON FORM 8-K AND EXHIBITS

Reports on Form 8-K:

None

EXHIBITS:

None






                     -THIS SPACE INTENTIONALLY LEFT BLANK -

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

I/NET, Inc.



Date:  March 28, 1997                         By:        /s/  Stephen J. Markee
                                                    Stephen J. Markee, Director
                                                    President, CEO, and CFO


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  March 28, 1997                            By       /s/  Stephen J. Markee
                                                    Stephen J. Markee, Director
                                                    President, CEO, and CFO



Date:  March 28, 1997                            By:        /s/  James C. Knapp
                                                       James C. Knapp, Chairman
                                                      of the Board of Directors



Date:  March 28 ,1997                            By:       /s/  Paul A. Bertoldi
                                               Paul A. Bertoldi, Vice President
                                                            Systems Development

I/NET, Inc.






















                        Consolidated Financial Statements
                     Years Ended December 31, 1996 and 1995
                     --------------------------------------

I/NET, Inc.















Report of Independent Certified Public Accountants                  20


Financial Statements:

    Consolidated Balance Sheets                                     21

    Consolidated Statements of Operations                           22

    Consolidated Statements of Stockholders' Equity                 23

    Consolidated Statements of Cash Flows                           24


Summary of Accounting Policies                                 25 & 26


Notes to Consolidated Financial Statements                     27 - 35

     Report of Independent Certified Public Accountants





     Board of Directors
     I/NET, Inc.
     Kalamazoo, Michigan


          We have audited the accompanying consolidated balance sheets of I/NET, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (capital deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I/NET, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.
          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations, has a significant working capital deficit and requires additional capital to continue its product development. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note
     13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                            /s/ BDO SEIDMAN, LLP
                                                    Certified Public Accountants

     January 17, 1997

--------------------------------------------------------------------------------






December 31,                                             1996            1995
--------------------------------------------------------------------------------


Assets  (Note 3)


Current:

     Cash and cash equivalents                     $    20,517     $   682,828

     Receivables:

     Trade                                              28,982          12,300

     Note                                                   -           30,000

     Billed contracts (Note 5)                              -           40,000
--------------------------------------------------------------------------------
Total Current Assets                                    49,499         765,128

Office Furniture and Equipment,
less accumulated depreciation
of $482,553 and $446,095                                62,392          85,142

--------------------------------------------------------------------------------


                                                      $111,891        $850,270

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



I/NET, Inc.





                           Consolidated Balance Sheets







December 31,                                             1996             1995
--------------------------------------------------------------------------------

Liabilities and Capital Deficit

Current Liabilities:
    Accounts payable                               $    142,605    $     358,958
    Accruals:
        Commissions (Note 1)                            250,000                -
        Other                                           179,698          258,124
    Advances from stockholders (Note 2)                 119,778          119,778
    Current maturities of long-term debt (Note 3)     1,122,000          925,000
--------------------------------------------------------------------------------

Total Current Liabilities                             1,814,081        1,661,860

Long-Term Debt, less current maturities (Note 3)        494,642          253,190
--------------------------------------------------------------------------------

Total Liabilities                                     2,308,723        1,915,050
--------------------------------------------------------------------------------

Commitments and Contingency (Notes 1, 8 and 11)

Capital Deficit (Notes 4 and 9):

Common stock, $.001 par value -
shares authorized 50,000,000;
issued and outstanding 30,837,652 in 1996 and 1995       30,838           30,838


    Additional paid-in capital                       11,836,874       11,836,874
    Deficit                                         (14,064,544)    (12,932,492)
--------------------------------------------------------------------------------
Total Capital Deficit                               (2,196,832)      (1,064,780)
--------------------------------------------------------------------------------
                                                   $    111,891    $     850,270
--------------------------------------------------------------------------------


   See accompanying summary of accounting policies and notes to consolidated financial statements.

--------------------------------------------------------------------------------






I/NET, Inc.



                      Consolidated Statements of Operations







Year ended December 31,                                    1996             1995
--------------------------------------------------------------------------------

Revenues (Note 5)                                $      724,032   $    1,276,757

Cost of Revenues                                        729,070          830,449
--------------------------------------------------------------------------------

    Gross profit (loss)                                  (5,038)         446,308

Selling, General, and Administrative Expenses         1,060,402          886,057

Special Charges (Note 12)                                     -        4,962,604
--------------------------------------------------------------------------------

    Loss from operations                            (1,065,440)      (5,402,353)

Interest Expense - net of interest
income $12,888 in 1996 and $7,084 in 1995
                                                         66,612          159,149
--------------------------------------------------------------------------------

Net Loss                                         $  (1,132,052)   $  (5,561,502)
--------------------------------------------------------------------------------


Net Loss per Common Share                        $       (0.04)   $       (0.37)
--------------------------------------------------------------------------------


Weighted Average Number of Common
Shares Outstanding                                   30,837,652       15,199,191
--------------------------------------------------------------------------------


 See accompanying summary of accounting policies and notes to consolidated financial statements.

--------------------------------------------------------------------------------


I/NET, Inc.






                 Consolidated Statements Of Stockholders' Equity
                                (Capital Deficit)






           Common Stock             Additional
      -------------------------
                                    Paid-in
          Shares     Amount         Capital           Deficit           Total
--------------------------------------------------------------------------------
Balance, January 1, 1995


        11,978,571  $  11,979   $   7,972,407   $   (7,370,990)   $     613,396

Issuance of common stock:
For accounts & notes payable


         2,659,081      2,659         640,667                 -         643,326

For compensation

        12,400,000     12,400       2,467,600                 -       2,480,000

For cash

         3,800,000      3,800         756,200                 -         760,000

Net loss for the year
                 -          -               -       (5,561,502)     (5,561,502)
--------------------------------------------------------------------------------

Balance, December 31, 1995

        30,837,652     30,838      11,836,874      (12,932,492)     (1,064,780)

Net loss for the year

                 -          -               -       (1,132,052)     (1,132,052)
--------------------------------------------------------------------------------

Balance, December 31, 1996

        30,837,652  $  30,838   $  11,836,874   $  (14,064,544)   $ (2,196,832)
--------------------------------------------------------------------------------


    See accompanying summary of accounting policies and notes to consolidated financial statements.

--------------------------------------------------------------------------------


                     Consolidated Statements of Cash Flows







Year ended December 31,                                  1996               1995
--------------------------------------------------------------------------------

Operating Activities (Note 10):
    Net loss                                      (1,132,052)     $  (5,561,502)
    Depreciation and amortization                     36,458             93,855
    Provision for bad debts                                -            154,805
    Write-down of miscellaneous other assets               -             35,015
    Special charges (Note 12)                              -          4,962,604
    Changes in assets and liabilities:
        Receivables                                   23,318             62,028
        Inventories                                        -             20,787
        Prepaid expenses and other assets                  -             47,282
        Accounts payable                                7,140           (64,042)
        Accruals                                      207,220           214,456

--------------------------------------------------------------------------------
Cash Used in Operating Activities                   (857,916)           (34,712)
--------------------------------------------------------------------------------

Investing Activities (Note 10):
    Proceeds from note receivable                     30,000             97,600
    Developed computer software                             -           (44,564)
    Capital expenditures                             (13,708)                 -
--------------------------------------------------------------------------------

Cash Provided by Investing Activities                 16,292             53,036
--------------------------------------------------------------------------------
Financing Activities (Note 10):
--------------------------------------------------------------------------------
Proceeds from issuance of notes to stockholders      300,000              8,500
Proceeds from issuance of common stock                     -            760,000
Proceeds from issuance of notes payable                    -            100,000
Principal payments on long-term debt                (120,687)          (221,114)
--------------------------------------------------------------------------------

Cash Provided by Financing Activities                179,313            647,386
--------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents   (662,311)            665,710

Cash and Cash Equivalents, beginning of year         682,828             17,118
--------------------------------------------------------------------------------

Cash and Cash Equivalents, end of year        $       20,517     $      682,828
--------------------------------------------------------------------------------


            See accompanying summary of accounting policies and notes
                      to consolidated financial statements.

--------------------------------------------------------------------------------


I/NET, Inc.




Summary of Accounting Policies



Basis of Presentation

The consolidated financial statements include the accounts of the Company, I/NET, Inc., ( a Delaware Corporation) and its wholly-owned subsidiary I/NET, Inc. (a Michigan Corporation). Only the subsidiary remains an active Company and therefore the consolidated financial statements presented within are those of the subsidiary.

Description of the
Business

Prior to 1996, the Company was engaged in the business of providing a wide range of contract research systems planning, development and implementation services, on a fee basis, to public and private sector clients. The Company, during 1996, further developed and began to market Internet computer software products. It's major customer was International Marketing Strategies (IMS) in 1996 and International Business Machines (IBM) in 1995. (See Note 5)

Use of Estimates

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Office Furniture,Equipment,and Depreciation

Office furniture and equipment are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the estimated useful lives of the assets and by accelerated methods for tax purposes.

Taxes on Income

Deferred income taxes are recorded to reflect the future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year end.


          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------


I/NET, Inc.




Summery of Accounting Policies




Developed Computer
Software

Software development costs are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS)
No. 86, "Accounting for the Cost of Computer Software To Be Sold, Leased or Otherwise Marketed." Software development costs and certain product enhancements, when significant, are capitalized subsequent to the establishment of technological feasibility for the product and prior to the product's general release to customers.
Costs incurred prior to technological feasibility or subsequent to the product's general release to customers, as well as selling, general, and administrative costs associated with the products, are expensed as incurred. See Note 12 for write-off of capitalized computer software costs in 1995.

Fair Value of Financial
Instruments

The Company's financial instruments consist of cash, receivables, notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt and the variable interest rates on a substantial portion of the long-term debt, management estimates that the carrying amounts of the Company's financial instruments approximate their fair values at December 31, 1996.

Revenue Recognition

Revenues from the sale of the Company's Internet products are recognized when the product has been accepted by the customer. The Company records revenue for its long-term contracts on the percentage-of-completion basis. Under this method, revenues are determined by comparing costs incurred to date to the estimated total costs for the contract. The proportionate amounts of contract revenue are then recorded based on this percentage of completion of costs.

Advertising Costs

The Company expenses the cost of advertising as incurred.
Advertising expenses were approximately $12,000 and $50,000 in 1996 and 1995, respectively.

Loss Per Share

Loss per share amounts have been calculated using the weighted average number of common shares outstanding, for the respective periods. The antidilutive effect of the Company's outstanding options and warrants is excluded from the loss per share calculations.


          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------


I/NET, Inc.





Notes to Consolidated Financial Statements





1.      Commissions

During 1996, the Company agreed to release a distributor from it's exclusive contract to distribute certain I/NET products. In exchange for this release, I/NET agreed to pay a commission to the distributor of 7.5% of sales of certain I/NET products sold through September
30, 1999 but at a minimum amount of $250,000 and a maximum amount of $500,000. A commission payable amount of $250,000 has been recorded as of December 31, 1996 as there has not been any commissionable sales of these products to date.

2.  Short-Term Advances
    from Stockholders

Advances from stockholders consist of:

                                                           1996          1995
-----------------------------------------------------------------------------

Non-interest bearing notes payable to
    stockholders, due on demand                      $   29,278   $    29,278

Stockholders' advances bearing interest at
    the prime rate plus 2% (effectively
    10.25% at December 31, 1996), due on
    demand                                               90,500        90,500
-----------------------------------------------------------------------------

                                                     $  119,778   $   119,778
-----------------------------------------------------------------------------
3.      Long-Term Debt
Long-term debt consists of:

                                                          1996          1995
----------------------------------------------------------------------------

Notes payable to vendors (see below)            $    1,134,304   $   927,929

Notes payable to bank with monthly
payments of $5,000, including interest
at 1.5% above the bank's prime rate
(effectively 9.75% at December 31,
1996), with final payment due in
December, 1997.  The note is
collateralized by all of the Company's
assets                                                  50,375       102,261

--------------------------------------------------------------------------------


I/NET, Inc.




Notes to Consolidated Financial Statements


                                                        1996           1995
--------------------------------------------------------------------------------



Note payable for a trademark, with
monthly payments of $1,500 including
interest at the prime rate (8.25% at
December 31, 1996) with the balance
due February 15, 1997                           $      131,963   $   148,000

Notes payable to stockholders bearing
interest at 8% and due in December,
2001                                                   300,000             -
----------------------------------------------------------------------------

                                                     1,616,642     1,178,190
Less current maturities                              1,122,000       925,000
----------------------------------------------------------------------------

Total Long-Term Debt                            $      494,642   $   253,190
----------------------------------------------------------------------------


Notes payable to various vendors totaling $1,134,304 are due in various installments and at varying interest rates.

    Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2% (effectively 10.25% at December 31, 1996).

    The Company is in default on two notes totaling $437,974 and is renegotiating alternative repayment terms with the noteholders.

    Another vendor note in the amount of $59,694 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $2,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is due September 2004.

    Another vendor note in the amount of $42,155 is due in monthly installments of $2,998 including interest at 11%.
    Final payment is due March 1998.

    Another vendor note in the amount of $153,826 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $3,000 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is due July 2002.

Aggregate maturities of long-term debt over the next five years assuming repayment of stockholders' advances (Note 2) and notes are as follows:

           1997                                      $   1,122,000
           1998                                      $      40,000
           1999                                      $      34,000
           2000                                      $      37,000
           2001                                      $     341,000



4.      Stock Warrants

During prior years, the Company sold and issued approximately 6,000,000 shares of its common stock for cash, trademark, and extinguishment of debt. In connection with the issuances, the Company issued warrants to the purchasers of the common stock to acquire up to 2,039,285 shares of common stock at prices ranging from $.25 to $2.40 per share. The warrants expire in 1997. In connection with these sales, underwriters were also issued warrants for 1,145,714 shares of common stock at prices ranging from $0.29 to $2.10 and are exercisable for five years, expiring in 1999. All warrants were exercisable at December 31, 1996.

--------------------------------------------------------------------------------

I/NET, Inc.




Notes to Consolidated Financial Statements







5.      Related Party
        Transactions/Major
        Customers
The Company provided Internet products, facilities management services and software development services to a few major customers as follows:

                                                           1996         1995
----------------------------------------------------------------------------

Internet Products:
    International Marketing Strategies -
        (IMS)                                        $  346,000   $   50,000
    SUPPORT NET, INC.                                   158,000            -
----------------------------------------------------------------------------

                                                     $  504,000   $   50,000
----------------------------------------------------------------------------

Facilities Management Services:
    Greater Kalamazoo Association of
        Realtors                                     $  120,000   $  149,000
----------------------------------------------------------------------------

Software Development:
    International Business Machines (IBM)            $        -   $  978,000
----------------------------------------------------------------------------



IBM is also a minority stockholder in the Company and $40,000 was due from it as of December 31, 1995.

6.      Taxes on Income
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109,
"Accounting for Income Taxes."


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

--------------------------------------------------------------------------------


I/NET, Inc.





Notes to Consolidated Financial Statements




Significant components of the Company's deferred tax assets as of December 31, are as follows:

                                                       1996             1995
----------------------------------------------------------------------------

Deferred Tax Assets:
    Accruals                                  $      99,000    $      15,000
    Deferred revenue                                      -           13,000
    Depreciation and amortization                    12,000           19,000
    Trademark                                        66,000          100,000
    Net operating loss carryforwards              3,624,000        2,332,000
    Tax credit carryforwards                         42,000           42,000
    Capital loss carryforwards                       24,000           24,000
----------------------------------------------------------------------------

Total Deferred Tax Assets                         3,867,000        2,545,000

Valuation Allowance                             (3,867,000)      (2,545,000)
----------------------------------------------------------------------------

                                              $           -    $           -
----------------------------------------------------------------------------



As of December 31, 1996, the Company had a net operating loss carryforward of approximately $10,659,000 and investment tax credit carryforwards of approximately $42,000 available to reduce future taxable income and taxes, respectively. These carryforwards expire from 1998 through 2011.

7.      Employee Benefit
        Plan

The Company has a profit sharing and defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations in 1996 or 1995.

--------------------------------------------------------------------------------


I/NET, Inc.





Notes to Consolidated Financial Statements






8.      Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases. Rental expense under these leases was approximately $138,000 for the year ended December 31, 1996 and $195,000 in 1995. Future minimum annual lease payments subsequent to December 31, 1996 are as follows:

                      1997                                $   88,000
                      1998                                $   84,000
                      1999                                $   80,000
                      2000                                $   80,000
                      2001                                $   59,000


9.      Incentive Stock
        Option Plan

The Company maintains an incentive stock option plan that provides for the granting of options to officers and other key employees at an exercise price not less than 100% of the fair market value on the date of the grant. Twenty percent of the options become exercisable each year following the date they are granted, and can remain outstanding for five years following the day they become fully vested. Changes in options outstanding are summarized as follows:

                                                                Option Price
                                                    Shares        Per Share
----------------------------------------------------------------------------

January 1, 1995                                    351,913     $   0.18-2.50
    Lapsed                                       (212,477)     $   0.18-2.50
----------------------------------------------------------------------------

December 31, 1995                                  139,436     $   0.18-2.50
    Lapsed                                        (96,936)     $   0.18-2.50
----------------------------------------------------------------------------

December 31, 1996                                   42,500     $        2.50
----------------------------------------------------------------------------


Of the 351,913 options outstanding at January 1, 1995, all but 77,634 had an exercise price of $2.50. The 77,634 had been granted to one employee, had an exercise price of $.18 and lapsed in 1996.

--------------------------------------------------------------------------------


I/NET, Inc.





Notes to Consolidated Financial Statements






At December 31, 1996, 582,255 shares of common stock are reserved for the incentive stock option plan and 17,000 options were vested and exercisable. The remaining contractual life of the 42,500 shares outstanding is seven years.

10.     Supplemental
        Disclosure of
        Cash Flow
        Information

Noncash investing and financing activities are summarized as follows:


                                                      1996       1995
                                                      ----       ----

Issuance of commonstock for retirement of debt    $    -      $  597,000
--------------------------------------------------------------------------------
Conversion of accounts payable into vendor
- notes payable                                   $  223,000  $1,417,000
--------------------------------------------------------------------------------
Conversion of accrued interest payable into
vendor notes payable                              $   36,000   $      -
--------------------------------------------------------------------------------

Interest paid for the years ended December 31, 1996 and 1995 was $78,000 and $11,000, respectively. The Company paid no income taxes during 1996 and 1995.

11.     Litigation

The Company is involved in various legal actions arising from the normal course of business. Management does not anticipate any material losses as a result of these proceedings.

12.     Special Charges

During the year ended December 31, 1995, it was determined that the Company would not be able to provide the additional funding necessary to develop, market, deploy and maintain its previously capitalized computer software product named Embarc. This failure to obtain financing has resulted in the write-off of the development costs of the product in the amount of $2,151,000.

In addition the Company has determined that the carrying amount of a trademark which it acquired at a cost of $225,000 and related inventory in the amount of approximately $107,000 for its Career/NET product could not be recovered through future operations. Accordingly, the Company wrote off these amounts. The product had not reached the market acceptance as anticipated.

In accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived
Assets and For Long-Lived Assets to Be Disposed Of," the Company assessed the expected recoverability of the carrying amount of the trademark and related inventory discussed above and, due to significant changes in the extent to which those assets were anticipated to be used, it recognized an impairment loss measured as the amount by which the carrying amount of the assets exceeded the expected discounted future cash flows.

During 1995, the Company issued 12,400,000 shares of unregistered common stock to certain officers and key employees in recognition of outstanding service performed during a time of financial instability and severe hardship. Although at the time of issuance, there was not an active market in the Company's common stock and there was a deficit in stockholders' equity, an accounting value of $0.20 per share was assigned based upon subsequent cash purchases of the stock. The recipients are restricted in their ability to sell or otherwise transfer the shares within a time frame of two to three years from the date of issuance.

Special charges consist of the following for the year ended December
31, 1995:

Capitalized computer software costs                            $   2,151,000
Trademark                                                            225,000
Inventory                                                            107,000
Stock award                                                        2,480,000
----------------------------------------------------------------------------

Total                                                          $   4,963,000
----------------------------------------------------------------------------

--------------------------------------------------------------------------------






                                   I/NET, INC.













NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






13.     CONTINUED
        EXISTENCE

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company has suffered recurring losses from operations, has a significant working capital deficit and requires additional capital to continue its product development, management believes the Company will continue as a going concern. Management is actively marketing its new products which would enable the Company to meet its current obligations and provide additional funds for continued new product development. In addition, management is currently negotiating several additional contracts for its services and products. However, there can be no assurance these activities will be successful.

PERIOD-TYPE                           12 MONTH
FISCAL-YEAR-END                       DEC-31-1996
PERIOD-END                            DEC-31-1996
CASH                                  20,517
SECURITIES                            0
RECEIVABLES                           28,982
ALLOWANCES                            0
INVENTORY                             0
CURRENT-ASSETS                        49,499
PP&E                                  544,945
DEPRECIATION                          482,553
TOTAL-ASSETS                          111,891
CURRENT-LIABILITIES                   1,814,081
BONDS                                 0
PREFERRED-MANDATORY                   0
PREFERRED                             0
COMMON                                30,838
OTHERSE                               11,836,874
TOTAL-LIABILITY-AND-EQUITY            111,891
SALES                                 724,032
TOTAL REVENUES                        724,032
CGS                                   729,070
OTHER EXPENSES                        1,060,402
LOSS-PROVISION                        0
INTEREST-EXPENSE                      79,500
INCOME-PRETAX                         (1,132,052)
INCOME-TAX                            0
INCOME-CONTINUING                     (1,132,052)
DISCONTINUED                          0
EXTRAORDINARY                         0
0
CHANGES                               0
NET-INCOME                            (1,132,052)
EPS-PRIMARY                           (.04)
EPS-DILUTED                           (.04)