Form 10QSB
period 1997-03-31
I NET INC
filed 1997-05-15
CIK 789860

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the three month period ended March 31, 1997

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


           Issuer's Telephone Number: (616) 344-3017 Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by
 Section 13 or 15(d)of the Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant wasrequired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            (1) Yes X No (2) Yes X No

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 31, 1997

                                   30,837,652







                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.
The consolidated financial statements included herein have been prepared by I/NET, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in I/NET's 1996 annual report on Form 10-KSB. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, the results of its operations for the three month periods ended March 31, 1997 and 1996, and its cash flows for the three month period ended March 31, 1997. All such adjustments are of a normal and recurring nature .

                                   I/NET, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)


                                                    Three Months Ending
                                                    -------------------
                                                  March 31       March 31
                                                    1997           1996
                                                    ----           ----
Revenues                                     $    269,648   $    205,789

Cost of Revenues                                  130,950        176,570
                                                  -------        -------
     Gross Profit                            $    138,848   $     29,219

Selling, General, and Adminstrative Expenses      186,052        205,943

     Loss from operations                    $    (47,204)  $   (176,774)

Interest Expense - Net of interest income
of $270 n 1997 and $8,929 in 1996                 (26,725)       (24,071)

     Loss before Extraordinary Item          $    (73,929)  $   (200,845)

Extraordinary item:
Gain on extinguishment of debt (notes 3 and 6)     97,946              -

Net Earnings (Loss)                          $     24,017   $   (200,845)
                                             ============   =============
Net Earnings (Loss)per share
Earnings (loss) before extraordinary item    $         -    $      (0.01)

     Extraordinary item                      $         -    $          -

     Net Earnings (Loss) per share           $         -    $      (0.01)
                                             ============    ============
Weighted average shares outstanding            30,837,652     21,485,547

                                   I/NET Inc.
                           Consolidated Balance Sheet
                                   (unaudited)


                                                                        March 31
                                                                            1997
                                                           ---------------------
Assets (Note 2 and 3)
Current Assets
         Cash                                                  $          3,510
         Accounts Receiveable - Trade                                    79,717
Total Current Assets                                           $         83,227

     Office Furniture and Equipment, Net of
         Accumulated Depreciation of $490,053                            54,892

Total Assets                                                   $        238,119

Liabilities and Stockholders' Equity (Capital Deficit)
     Current Liabilities
         Current maturities of long-term debt (Note 3)          $       756,472
         Accounts Payable                                               238,996
         Accruals:
              Commissions (Note 1)                                      250,000
              Other                                                     192,407
         Advances from Stockholders' (Note 2)                           169,778
                                                                        -------
     Total Current Liabilities                                 $      1,607,653

     Long-Term Debt, less current maturities (Note 3)                   803,281
                                                                        -------

Total Liabilities                                              $      2,410,934

Commitments and Contingencies (Notes 8 and 11)

Stockholders' Equity (Capital Deficit)
    Common Stock $.001 par value; Authorized 50,000,000 shares
           Issued and outstanding 30,837,652                             30,838
           Additional Paid in Capital                                11,836,874
           Deficit                                                  (14,040,527)
                                                                    -----------
    Total Stockholders' Equity (Capital Deficit)                     (2,172,815)
                                                                    ----------

Total Liabilities and Stockholders' Equity (Capital Deficit)       $    238,119
                                                                   ============


          See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)




                                                      Three Months Ending
                                               --------------------------------
                                                 March 31              March 31
                                                   1997                  1996
                                                   ----                  ----
 Operating Activities
     Net Earnings (Loss)                        $   24,017     $       (200,845)
     Depreciation and Amortization                   7,500                9,113
     Changes in Assets and Liabilities
         Accounts Receivable                      (150,735)              45,087
         Accounts Payable                           96,391              (25,623)
         Accruals                                   60,451              (34,324)
                                                    ------              -------

Cash (Used In) Operating Activities             $  (83,278)        $   (206,592)
Investing Activities
     Proceeds from Note Receivable                        -              15,000
     Capital Expenditures                                 -             (13,708)
                                                                        -------

Cash Provided by Investing Activities            $        -        $       1,292

Financing Activities
     Advances from Stockholder                       50,000                   -
     Proceeds from issuance of notes payable         50,000               8,500
     Principle Payments on Long-Term Debt           (33,724)            (47,298)
                                                    -------             -------

Cash Provided By (Used In)
  Financing activitivities                       $   66,271        $    (47,298)
                                                     ------              -------

(Decrease) in Cash and Cash Equivalents          $  (17,007)       $   (252,598)
Cash and Cash Equivalents, Beginning of Period       20,517             682,828
                                                     ------             -------

Cash and Cash Equivalents, End of Period             $3,510     $       430,230
                                                     ======     ===============








          See accompanying summary of accounting policies and notes to consolidated financial statements I/NET, Inc.

                         Summary of Accounting Policies



Basis of Presentation

The consolidated financial statements include the accounts of the Company, I/NET, Inc., (a Delaware Corporation) and its wholly owned subsidiary INET, Inc. (a Michigan Corporation). Only the subsidiary remains an active Company and therefore the consolidated financial statements presented within are those of the subsidiary.


Description of the Business

The Company is engaged in the business of providing website consulting services and development on a contract basis to private sector clients. In addition, the company, during 1996 further developed and began to market Internet computer software products. It's major customers are International Marketing Strategies
(IMS) and International Business Machines (IBM). (See Note 5)


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

Developed Computer Software

Software development costs are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Cost of Computer Software To Be Sold, Leased or Otherwise Marketed" Software development costs and certain product enhancements, when significant, are capitalized subsequent to the establishment of technological feasibility for the product and prior to the product's general release to customers. Costs incurred prior to technological feasibility or subsequent to the product's general release to customers, as well as selling, general, and administrative costs associated with the products, are expensed as incurred.


Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt and the variable interest rates on a substantial portion of the long-term debt, management estimates that the carrying amounts of the Company's financial instruments approximate their fair values at March 31, 1997.



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


Earnings (Loss) Per Share

Earnings (Loss) per share amounts have been calculated using the weighted average number of common shares outstanding, for the respective periods. The antidilutive effect of the Company's outstanding options and warrants is excluded from the earnings (loss) per share calculations as they are not material to the calculation..

                                   I/NET, Inc.
                   Notes to Consolidated Financial Statements




1.   Commissions
     During 1996, the Company agreed to release a distributor from it's exclusive contract to distribute certain I/NET products. In exchange for this release, I/NET agreed to pay a commission to the distributor of 7.5% of sales of certain I/NET products sold through September 30, 1999 but at a minimum amount of $250,000 and a maximum amount of $500,000. A commission payable amount of $250,00 has been recorded as of March 31, 1997 as there has not been any commissionable sales of these products to date.

2.   Short Term Advances from Stockholders
     Advances from stockholders consist of:
     Non-Interest bearing notes payable to stockholders,
     due on demand                                                      $29,278
     Secured stockholders' advances bearing interest at 8% and
     are due on demand                                                  $140,500
--------------------------------------------------------------------------------
                                                                        $169,778
================================================================================

 3.   Long Term Debt

      Long - term debt consists of:
      Notes payable to vendors (see below)                           $1,139,020

      Notes payable to bank with monthly payments of $5,000, including interest at 1.5% above the bank's prime rate (effectively 9.75% at March 31, 1997) with final payment due in December, 1997. The note is collateralized by all of the Company's assets
                                                                         $36,500

      Secured notes payable to stockholders bearing interest at 8% and due in February 2002
                                                                        $350,000
       -------------------------------------------------------------------------
                Less current maturities                               1,559,753
                                                                        756,472
       -------------------------------------------------------------------------
       -------------------------------------------------------------------------
            Total Long - Term Debt                                     $803,281
       -------------------------------------------------------------------------


     Unsecured notes payable to various vendors totaling $1,139,020 are due in various installments and at varying interest rates.

     Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2%.



     Another note in the amount of $155,849 is due in monthly installments at the rate of 5% of the previous months cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principle balance of this note was due in September, 1996. The Company is in default on the repayment on this note but continues to make repayments as required by the original note. This note bears interest at 8% as is classified as short term debt.


     During March 1997, the Company reached agreement with a vendor on a previously defaulted note in the amount of $279,158 together with accrued interest in the amount of $24,784. The new agreement in the amount of $303,942, calls for monthly installments of 5% of the previous months cash receipts ( as defined ) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is due in May 2004.



     Another vendor note in the amount of $58,273 is due in monthly installments of 5% of the previous month's cash receipts ( as defined) but at minimum of $2,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is due February 2004.


     Another vendor note in the amount of $34,233 is due in monthly installments of $2,998 including interest at 11%. Final payment is due March 1998.



     During March 1997, the Company entered into an agreement with a note holder to form a joint venture. I/NET will contribute a previously written-off technology together with a trademark and web presence in exchange for the forgiveness of $97,946 of indebtedness and the repayment of the remaining portion of the note totaling $32,000 in four equal monthly installments of $8,000 commencing May 1, 1997. The noteholder is required to contribute cash and marketing expertise to this newly formed joint-venture. This $97,946 has been treated as an extraordinary item for financial statement purposes.



     Another vendor note in the amount of $148,601 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $3,000 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is due July 2002.

     Aggregate maturities of long- term debt over the next five years assuming repayment of stockholders' advances (Note 2) and notes are as follows:


         1997                      $     926,000

         1998                      $      65,000

         1999                      $      72,000

         2000                      $      79,000

         2001                      $      88,000

         Subsequent to 2001        $     500,000



 4.   Stock Warrants

     During prior years, the Company sold and issued approximately 6,000,000 shares of its common stock for cash, trademark, and extinguishment of debt. In connection with the issuances, the Company issued warrants to the purchasers of the common stock to acquire up to 2,039,285 shares of common stock at prices ranging from $.25 to $2.40 per share. The warrants expire during 1997. In connection with these sales, underwriters were also issued warrants for 1,145,714 shares of common stock at prices ranging from $0.29 to $2.10 and are exercisable for five years, expiring in 1999. All warrants were exercisable at March 31, 1997.


 5.   Related Party Transactions/Major Customers

     The Company provided Internet software products, and website consulting services to a few major customers as follows:


       --------------------------------------------------------------------
       Internet Products
                International Marketing Strategies - (IMS)   $      80,000
                SUPPORT NET, INC.                            $      20,000
                HBO & Company                                $      61,000
       ----------------------------------------------------- --------------
                                                             $     161,000
       ----------------------------------------------------- --------------
       Websight Consulting Services
                   International Business Machines (IBM)     $     100,000
       --------------------------------------------------------------------

     IBM is also a minority stockholder in the Company, and $100,000 was due from it as of March 31, 1997.

6.  Taxes on Income
     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying mounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets as of March 31, are as follows:


  Deferred Tax Assets:
           Accruals                                   $        99,000
           Depreciation and amortization                       12,000
           Trademark                                           66,000
           Net operating loss carryforwards                 3,616,000
           Tax credit carryforwards                            42,000
           Capital loss carryforwards                          24,000

  --------------------------------------------------- -------------------------
  Total Deferred Tax Assets                                  3,859,000
  Valuation Allowance                                       (3,859,000)
  --------------------------------------------------- -------------------------
                                                                 $-0-
  --------------------------------------------------- -------------------------

     As of March 31, 1997, the Company had a net operating loss carryforward of approximately $10,635,000 and investment tax credit carryforwards of approximately $42,000 available to reduce future taxable income and taxes, respectively. Accordingly, an income tax provision is not recorded for the three month period ended March 31, 1997. These carryforwards expire from 1998 through 2011.

 7.   Employee Benefit Plan

     The Company has a profit sharing and defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations in 1997.

 8.   Operating Leases

     The Company leases its facilities and certain equipment under non-cancelable operating leases. Rental expense under these leases was approximately $20,000 for three months ended March 31, 1997 and $37,000 in 1996. Future minimum annual lease payments subsequent to March 31, 1997 are as follows:


                      1997              $80,000
                      1998              $80,000
                      1999              $80,000
                      2000              $80,000
                      2001              $59,000



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
                                                     Option Price
                                    Shares            Per Share
--------------------------------------------------------------------------------

 January 1, 1996            139,436                   $0.18-2.50
          Lapsed            (96,936)                  $0.18-2.50
--------------------------------------------------------------------------------
 December 31, 1996
   and March 31, 1997        42,500                $        2.50

================================================================================

     Of the 139,436 options outstanding at January 1, 1997, all but 77,634 had an exercise price of $2.50. The 77,634 had been granted to one employee, had an exercise price of $.18 and lapsed in 1996.

     At March 31, 1997, 582,255 shares of common stock are reserved for the incentive stock option plan and 25,500 options were vested and exercisable. The remaining contractual life of the 42,500 shares outstanding is seven years.

 10. Supplemental Disclosure of Cash Flow Information
     Non-cash investing and financing activities are summarized as follows:


                                                             1997          1996

        Forgiveness of indebtedness                       $ 98,000      $   -0-

        ================================================ ======================
        ================================================ ======================
        Conversion of accrued interest payable into
        vendor notes payable                              $ 25,000       $  -0-

        ================================================ ======================

     Interest paid for the three months ended March 31, 1997 and 1996 was $11,000 and $3,000 respectively. The company paid no income taxes during 1997 and 1996.

11.   Litigation

     The Company is involved in various legal actions arising from the normal cause of business. Management does not anticipate any material losses as a result of these proceedings.


12.   Continued Existence



     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company has suffered recurring losses from operations, has a significant working capital deficit and requires additional capital to continue its product development, management believes the Company will continue as a going concern. Management is actively marketing its new products which would enable the Company to meet its current obligations and provide additional funds for continued new product development. During March 1997, the Company signed a significant contract with IBM (a minority stockholder) for which it will develop Internet products. In addition, management is currently negotiating several additional contracts for its services and products. However, there can be no assurance these activities will be successful.

13. Management's Discussion and Analysis

     Three Month's Ended March 31, 1997 and 1996.

     Results of Operations

     The Company's revenues for the three months ended March 31, 1997 totaled $269,798 compared to $205,789 for the same period in 1996. The initial signing of a contract with IBM in March 1997 was the reason for this increase. The Company's main source of revenues for the first three months of 1997 and 1996 was the sale of its Internet products. The Company successfully negotiated a new contract with IBM in March 1997 in which it will develop Internet products for IBM. This contract, while cancelable, is for a period of twenty four months. The Commerce Server/400 which was introduced in August of 1996, won the prestigious IBM Partner in Development "Product of the Year Award" in February 1997.This product provides the ability to conduct secured, encrypted financial and other transactions over the Internet and World Wide Web. The Company has enlisted a distributor for these products and a related suite of products which are currently under development.

     Company cost of revenues for the three months ended March 31, 1997 totaled $130,950. For the 1996 three month period, the Company's costs of revenues were $176,570. The Company's selling, general, and administrative expenses were $186,052 for the three months as compared with $205,943 for the three months of 1996. The decrease in cost of revenue is attributed to the reduction of production employees and the renegotiation of a new lease for its primary operating facilities, during the three months ended March 31, 1997. The selling, general, and administrative expenses decreased due to the reduction of administrative personnel and renegotiating it's lease payments for it's facilities. Net interest expenses increased to $26,725 for the three months ended March 31, 1997 from $24,071 for the three months ended March 31, 1996 due to increased borrowings.


 14. Financial Condition and Liquidity

     At March 31, 1997, the Company had unrestricted cash in amount of $3,510 compared with unrestricted cash of $430,230 at March 31, 1996. Operating activities for the period used $83,278 in 1997, as compared to cash used of $206,592 in 1996.

     The resultant decrease in the amount of cash used from operating activities is the result of an increase in earnings for the three months ended March 31, 1997.

     The Company successfully renegotiated a previously defaulted vendor note during March 1997, which has resulted more favorable repayment terms over the next five years. In addition, the Company reached an agreement with a vendor to form a Join Venture with Career Network Inc., in which I/NET would provide its technology and talents in exchange for the forgiveness of $98,000 of indebtedness.

     In addition, in March 1997, the Company signed a consulting agreement with IBM (a stockholder) to provide services over the next two years for this computing giant.

     The Company is also engaged in substantive negotiations with Netscape Communications Corp. and IBM to provide contract services to these companies.


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:


     I/NET, Inc.



Date:         May 13, 1997

By:           /s/    Stephen J. Markee
              Stephen J. Markee, Director, President, CEO and CFO