Form 10QSB
period 1997-06-30
I NET INC
filed 1997-07-28
CIK 789860

16



             U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the six month period ended June 30, 1997

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

(1)   Yes  X         No                   (2)  Yes  X         No
          ------         -                         ------

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  June 30, 1997

                                    31,037,652






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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, the results of its operations for the six month periods ended June 30, 1997 and 1996, and its cash flows for the six month period ended June 30, 1997. All such adjustments are of a normal and recurring nature.

 .

                            I/NET, Inc.
               Consolidated Statements of Operations
                           (unaudited)



                                                Six Months Ending
                                            -------------------------
                                              June 30      June 30
                                                1997        1996
                                            -------------------------

Revenues                                    $  675,808   $  484,180

Cost of Revenues                               299,976      365,302
                                            ----------   ----------
     Gross Profit                           $  375,832   $  118,878

Selling, General, and Administrative
Expenses                                       295,546      409,670

      Earnings (Loss) from operations $ 80,286 $ (290,792) Interest Expense - Net of interest income
of $578 in 1997 and $11,303 in 1996            (53,397)     (54,155)
                                            -----------  -----------
     Earnings (Loss)  before
Extraordinary Item                          $   26,889   $ (344,947)

Extraordinary item:

   Gain on extinguishment of debt (note 3)      97,946            -
                                            ----------   ----------

Net Earnings (Loss)                         $  124,835   $ (344,947)
                                            ==========   ==========

Net Earnings (Loss) per share

      Earnings (loss) before extraordinary
      item                                  $        -   $   (0.01)

   Extraordinary item                       $        -   $        -

                                            -----------  ----------
   Net Earnings (Loss) per share            $        -   $   (0.01)
                                            ===========  ==========

Weighted average shares outstanding         30,887,652   24,628,717
                                            ==========   ==========

===================================================================


   See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET Inc.
                           Consolidated Balance Sheet
                                   (unaudited)


                                                           June 30
                                                             1997
                                                        -------------
Assets (Note 2 and 3)
Current Assets
      Cash                                              $   16,042
      Accounts Receivable - Trade                          175,513
                                                        ----------
Total Current Assets                                    $  191,555

   Office Furniture and Equipment, Net of
      Accumulated Depreciation of $497,553                  47,392
                                                        ----------

Total Assets                                            $  238,947
                                                        ==========

Liabilities and Stockholders' Equity (Capital Deficit)
   Current Liabilities
      Current maturities of long-term debt (Note3)      $  745,164
      Accounts Payable                                     214,121
      Accruals:
        Commissions (Note 1)                               250,000
        Other                                              145,826
      Advances from Stockholders' (Note 2)                 169,778
                                                        ----------
   Total Current Liabilities                            $1,524,889

   Long-Term Debt, less current maturities (Note 3)        736,055

Total Liabilities                                       $2,260,944

Commitments and Contingencies (Notes 8 and 11)

   Stockholders' Equity (Capital Deficit)
      Common Stock $.001 par value; Authorized
50,000,000 shares; Issued and
outstanding 31,037,652                                      31,038
      Additional Paid in Capital                        11,886,674
      Deficit                                          (13,939,709)
                                                       ------------
   Total Stockholders' Equity (Capital Deficit)         (2,021,997)
                                                       ------------
Total Liabilities and Stockholders' Equity (Capital
Deficit)                                                $  238,947
                                                       ============
   See accompanying summary of accounting policies and notes to consolidated financial statements

                             I/NET Inc.
               Consolidated Statements of Cash Flows
                            (unaudited)



                                                Six Months Ending
                                            -------------------------
                                              June 30     June 30
                                               1997         1996
                                            ----------   ----------
Operating Activities
Net Earnings (Loss)                         $  124,835  $(344,947)
Depreciation and Amortization                   15,000     18,226
  Extraordinary item:  Gain on
extinguishment of debt                         (97,946)         -
Changes in Assets and Liabilities
  Accounts Receivable                         (146,531)    52,300
  Prepaid Expenses and other assets                  -    (44,750)
  Accounts Payable                              77,516    (21,452)
  Accruals                                  $   (9,090)    (5,984)
                                            -----------  ----------
Cash (Used In) Operating Activities            (42,216)  (346,607)

Investing Activities
   Proceeds from Note Receivable                     -     30,000
   Capital Expenditures                              -    (13,708)
                                            -----------  ----------

Cash Provided By Investing Activities       $        -  $  16,292

Financing Activities
   Advances from Stockholder                    50,000          -
   Proceeds from issuance of notes payable      50,000          -
   Proceeds from the issuance of common
stock                                           50,000          -
   Principle Payments on Long-Term Debt       (112,259)   (74,171)
                                            ----------  ----------

Cash Provided By (Used In)  Financing
activities                                  $   37,741  $ (74,171)
                                            ----------  ----------
(Decrease) in Cash and Cash Equivalents     $   (4,475) $(404,486)

Cash and Cash Equivalents, Beginning of
Period                                          20,517    682,828
                                             ----------  ---------
Cash and Cash Equivalents, End of Period    $   16,042    278,342
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



Fair Value of Financial Instruments
The Company's financial instruments consist of cash, receivables, notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt and the variable interest rates on a substantial portion of the long-term debt, management estimates that the carrying amounts of the Company's financial instruments approximate their fair values at June 30, 1997.


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

Earnings (Loss) Per Share
Earnings (Loss) per share amounts have been calculated using the weighted average number of common shares outstanding, for the respective periods. The antidilutive effect of the Company's outstanding options and warrants is excluded from the earnings (loss) per share calculations as they are not material to the calculation.

                                   I/NET, Inc.
            Notes to Consolidated Financial Statements




1. Commissions
       During 1996, the Company agreed to release a distributor from it's exclusive contract to distribute certain I/NET products. In exchange for this release, I/NET agreed to pay a commission to the distributor of 7.5% of sales of certain I/NET products sold through September 30, 1999 but at a minimum amount of $250,000 and a maximum amount of $500,000. A commission payable amount of $250,00 has been recorded as of June 30, 1997 as there has not been any commissionable sales of these products to date.


2. Short Term Advances from Stockholders
       Advances from stockholders consist of:
       Non-Interest bearing notes payable to
       stockholders, due on demand                         $29,278
       Secured stockholders' advances bearing interest at
       8% and are due on demand                           $140,500

    -----------------------------------------------------------------

                                                          $169,778
    -----------------------------------------------------------------

 3.    Long Term Debt

       Long - term debt consists of:
       Notes payable to vendors (see
       below)                                           $1,108,910
       Notes payable to bank with monthly  payments of
       $5,000, including interest at 1.5% above the
       bank's prime rate (effectively 10% at June 30,
       1997) with final payment due in November, 1997.
       The note is collateralized by all of the
       Company's assets                                    $22,309

       Secured notes payable to stockholders bearing
       interest at 8% and are due in February 2002        $350,000
    ------------------------------------------------------------------
                                                        $1,481,219

             Less current maturities                      $745,164
    ------------------------------------------------------------------
       Total Long - Term Debt                             $736,055
    ------------------------------------------------------------------


   Unsecured notes payable to various vendors totaling $1,108,910 are due in various installments and at varying interest rates.

   Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2%.

   Another note in the amount of $149,884 is due in monthly installments at the rate of 5% of the previous months cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principle balance of this note was due in September, 1996. The Company is in default on the repayment on this note but continues to make repayments as required by the original note. This note bears interest at 8% as is classified as short term debt.

   During March 1997, the Company reached agreement with a vendor on a previously defaulted note in the amount of $279,158 together with accrued interest in the amount of $24,784. The new agreement in the then amount of $303,942, calls for monthly installments of 5% of the previous months cash receipts ( as defined ) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. This note has an outstanding balance of $294,546 as of June 30, 1997. Final payment, assuming minimum payments only, is due in April 2004.

   Another vendor note in the amount of $50,725 is due in monthly installments of 5% of the previous month's cash receipts ( as defined) but at minimum of $2,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is due February 2003.

   Another vendor note in the amount of $26,093 is due in monthly installments of $2,998 including interest at 11%. Final payment is due March 1998.

   During March 1997, the Company entered into an agreement with a note holder to form a joint venture. I/NET will contribute a previously written-off technology together with a trademark and web presence in exchange for the forgiveness of $97,946 of indebtedness and the repayment of the remaining portion of the note then totaling $32,000 in four equal monthly installments of $8,000 commencing May 1, 1997. This note has an outstanding balance of $8,000 as of June 30, 1997. The noteholder is required to contribute cash and marketing expertise to this newly formed joint-venture. This $97,946 has been treated as an extraordinary item for financial statement purposes.

   Another vendor note in the amount of $138,980 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $3,000 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is due May 2002.

   Aggregate maturities of long- term debt over the next five years assuming repayment of stockholders' advances (Note 2) and notes are as follows:

                     1998                 $      915,000

                     1999                 $       68,000

                     2000                 $       76,000

                     2001                 $       84,000

                     Subsequent to 2001   $      600,000


 4.    Stock Warrants

   During prior years, the Company sold and issued approximately 6,000,000 shares of its common stock for cash, trademark, and extinguishment of debt. In connection with the issuances, the Company issued warrants to the purchasers of the common stock to acquire up to 2,039,285 shares of common stock at prices ranging from $.25 to $2.40 per share. The warrants expire through 1999. During April 1997, a warrantholder exercised its option to purchase 200,000 shares of I/NET's stock at $.25 per share for cash. All remaining warrants are exercisable at $2.40 per share. In connection with these sales, underwriters were also issued warrants for 1,145,714 shares of common stock at prices ranging from $0.29 to $2.10 and are exercisable for five years, expiring in 1999. All warrants were exercisable at June 30, 1997.

 5.    Related Party Transactions/Major Customers

   The Company provided Internet software products and Website consulting services to a few major customers as follows:

                                                    Six Months
                                                      Ending
                                               June 30       June 30
                                                1997           1996

    -------------------------------------------------------------------
    Internet Products
          International Marketing
    Strategies - (IMS)                       $  213,000   $  300,000
          SUPPORT NET, INC.                  $   39,000   $   68,000
    -------------------------------------------------------------------
                                             $  252,000   $  368,000
    ------------------------------------------------------------------
    Website Consulting Services
          International Business Machines
          (IBM)                              $  301,000            -
    -------------------------------------------------------------------

      IBM is also a minority stockholder in the Company.

6.  Taxes on Income
   Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards
   (SFAS) No. 109, "Accounting for Income Taxes."

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying mounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Significant components of the Company's deferred tax assets as of June 30, 1997 are as follows:

                 Deferred Tax Assets:
                      Accruals            $    99,00
                      Depreciation and
                 amortization                 12,000
                      Trademark               66,000
                      Net operating loss
                 carryforwards             3,616,000
                      Tax credit
                 carryforwards                42,000
                      Capital loss
                 carryforwards                24,000

       ----------------------------------------------
       Total Deferred Tax Assets     3,859,000
       Valuation Allowance          (3,859,000)
       ----------------------------------------------
                                    $       -0-
       ----------------------------------------------



   As of June 30, 1997, the Company had a net operating loss carryforward of approximately $10,635,000 and investment tax credit carryforwards of approximately $42,000 available to reduce future taxable income and taxes, respectively. Accordingly, an income tax provision is not recorded for the six month period ended June 30, 1997. These carryforwards expire from 1998 through 2011.

 7.    Employee Benefit Plan

   The Company has a profit sharing and defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations in 1997 or 1996.

 8.    Operating Leases

   The Company leases its facilities and certain equipment under non-cancelable operating leases. Rental expense under these leases was approximately $40,000 for six months ended June 30, 1997 and $77,000 in 1996. Future minimum annual lease payments subsequent to June 30, 1997 are as follows:

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

                                          Option Price
                          Shares               Per Share
==========================================================

      January 1, 1996          139,436    $0.18 - 2.50
          Lapsed               (96,936)   $0.18 - 2.50
      ------------------------------------------------
      December 31, 1996         42,500    $       2.50
          Lapsed               (27,500)   $       2.50
          Granted June 1997    100,000    $        .37
      ------------------------------------------------
      June 30, 1997            115,000    $0.37 - 2.50
      ================================================



   Of the 139,436 options outstanding at January 1, 1996, all but 77,634 had an exercise price of $2.50. The 77,634 had been granted to one employee, had an exercise price of $.18 and lapsed in 1996.


   At June 30, 1997, 582,255 shares of common stock are reserved for the incentive stock option plan and 9,000 options were vested and exercisable. The remaining contractual life of the 106,000 shares outstanding is seven years.

 10.   Supplemental Disclosure of Cash Flow Information


   Non-cash investing and financing activities are summarized as follows:

                                                  1997         1996

     Forgiveness of indebtedness             $  98,000    $     -0-

     ===================================================================
     Conversion of accrued
     interest payable into                   $  25,000    $     -0-
     vendor notes payable
     ===================================================================

Interest paid for the six months ended June 30, 1997 and 1996 was $16,000 and $11,000 respectively. The company paid no income taxes during 1997 and 1996.



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

 13.    Management's Discussion and Analysis
   Six Month's Ended June 30, 1997 and 1996.


   Results of Operations
   The Company's revenues for the six months ended June 30, 1997 totaled $675,808 compared to $484,180 for the same period in 1996. The initial signing of a contract with IBM in March 1997 and subsequent revenue generated by this contract is the reason for this dramatic increase. The Company's main source of revenues for the first six months of 1997 and 1996 was the sale of its Internet products and a consulting agreement with IBM. The Company successfully negotiated a new contract with IBM in March 1997 in which it will develop Internet products for IBM. This contract, while cancelable, is for a period of twenty four months. The Commerce Server/400 which was introduced in August of 1996, won the prestigious IBM Partner in Development "Product of the Year Award" in February 1997.This product provides the ability to conduct secured, encrypted financial and other transactions over the Internet and World Wide Web. The Company has enlisted a distributor for these products and a related suite of products which are currently under development.

   Company cost of revenues for the six months ended June 30, 1997 totaled $299,976. For the 1996 six month period, the Company's costs of revenues were $365,302. The Company's selling, general, and administrative expenses were $295,546 for the six months as compared with $409,670 for the six months of 1996. The decrease in cost of revenue is attributed to the reduction of production employees and the renegotiation of a new lease for its primary operating facilities, during the six months ended June 30, 1997. The selling, general, and administrative expenses decreased due to the reduction of administrative personnel and renegotiating it's lease payments for it's facilities.



 14.   Financial Condition and Liquidity
   At June 30, 1997, the Company had unrestricted cash in amount of $16,042 compared with unrestricted cash of $278,342 at March 31, 1996. Operating activities for the period used $42,216 in 1997, as compared to cash used of $346,607 in 1996.

   The resultant decrease in the amount of cash used from operating activities is the result of an increase in earnings for the six months ended June 30, 1997.

   The Company successfully re-negotiated a previously defaulted vendor note during March 1997, which has resulted more favorable repayment terms over the next five years. In addition, the Company reached an agreement with a vendor to form a Join Venture with Career Network Inc., in which I/NET would provide its technology and talents in exchange for the forgiveness of $98,000 of indebtedness.

   In addition, in March 1997, the Company signed a consulting agreement with IBM (a stockholder) to provide services over the next two years for this computing giant.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:


   I/NET, Inc.

   Date:  July 28, 1997

   By:          Stephen J. Markee
           Director, President, CEO and CFO