Form 10QSB
period 1997-09-30
I NET INC
filed 1997-11-12
CIK 789860

U.S. Securities and Exchange Commission

                                Washington, D.C. 20549
                                     FORM 10-QSB

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR  15 (d) OF THE
                     SECURITIES EXHANGE ACT OF 1934

                  For the nine month period ended September 30, 1997

         [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT  OF 1934

                  For the transition period from _____________to_____________


                           Commission File No. 0-23806

                                   I/NET, INC.
                 (Name of Small Business Issuer in its Charter)


                  DELAWARE                                      87-0046720
         (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
         incorporation or organization)

                           643 West Crosstown Parkway
                            Kalamazoo, Michigan 49008
                    (Address of Principal Executive Officers


                    Issuer's Telephone Number: (616) 344-3017

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)    Yes   X             No   __    (2)      Yes  X           No  __
                     ---                                    ---

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               September 30, 1997

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

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, the results of its operations for the nine month periods ended September 30, 1997 and 1996, and its cash flows for the nine month period ended September 30, 1997. All such adjustments are of normal and recurring nature.

                                   I/NET, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)
                                                       Nine Months Ending
                                                 September 30      September 30
                                                     1997              1996
                                                 -------------------------------
Revenues                                       $    1,094,997   $       596,702

Cost of Revenues                                      476,697           536,574
                                                  ------------      ------------
     Gross Profit                              $      618,300   $        60,128

Selling, General, and Administrative Expenses         468,589           631,139
                                                  ------------      ------------


     Earnings (loss) from operations           $      149,711   $      (571,011)

Interest Expense - Net of interest income
of $789 in 1997
and $11,303 in 1996                                   (79,126)          (84,704)
                                                  ------------      ------------

         Earnings (Loss) before
Extraordinary Item                             $       70,585   $      (655,715)

Extraordinary item:
         Gain on extinguishment of debt (note 3)       97,946             -
                                                  ------------      ------------
Net Earnings (Loss)                            $      168,531   $      (655,715)
                                                  ============      ============

Net Earnings (Loss) per share
         Earnings (loss) before extraordinary
         item                                  $         -      $         (0.02)
         Extraordinary item                    $         -      $         -

                                                  ------------      ------------
         Net Earnings (Loss) per share         $         -      $         (0.02)
                                                  ============      ============

Weighted average shares outstanding                30,937,652        29,061,362
                                                  ============      ============



 See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                           Consolidated Balance Sheet
                                   (unaudited)

                                                             September 30, 1997
                                                             -------------------
Assets (Note 2 and 3)
      Current Assets
         Cash                                                 $          25,276
         Accounts Receivable - Trade                                    186,253
                                                              ------------------
      Total Current Assets                                    $         211,529
      Office Furniture and Equipment, Net of
         Accumulated Depreciation $505,053                               39,892

      Prepaid License Fees (Note 3)                                   3,000,000
                                                              ------------------

         Total Assets                                         $       3,251,421
                                                              ==================

Liabilities and (Capital Deficit)
      Current Liabilities
         Current maturities of long-term debt (Note 3)        $       1,675,556
         Accounts Payable                                               235,929
         Accruals:
                  Commissions (Note 1)                                  250,000
                  Other                                                 147,529
         Advances from Stockholders' (Note 2)                           169,778
                                                              ------------------
         Total Current Liabilities                            $       2,478,792
         Long-term Debt, less current maturities (Note 3)             2,750,930
                                                              ------------------

         Total Liabilities                                    $       5,229,722
                                                              ------------------

         Commitments and Contingencies (Notes 8 and 11)

         Stockholders'  Equity  (Capital  Deficit)
         Common Stock $.001 par value;
         Authorized 50,000,000shares:
         Issued and outstanding 31,037,652                               31,038
         Additional Paid in Capital                                  11,886,674
         Deficit                                                    (13,896,013)
                                                              ------------------
         Total (Capital Deficit)                                     (1,978,301)
                                                              ------------------
Total Liabilities and (Capital Deficit)                         $     3,251,421
                                                              ==================

      See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                       Nine Months Ending
                                               ---------------------------------
                                               September 30        September 30
                                                   1997                1996
                                               ------------        -------------
Operating Activities
         Net Earnings (Loss)                  $    168,531       $    (655,715)
         Depreciation and Amortizatio               22,500              27,339
         Extraordinary Item:  Gain on
         Extinguishment of debt                      (97,946)               -
         Changes in Assets and Liabilities
                  Accounts Receivable             (157,278)             52,300
                  Prepaid Expenses and other assets   -                (22,250)
                  Accounts Payable                  93,324                 452
                  Royalties Payable                   -
                  Accruals                          (7,377)             23,856
                                               -------------        ------------

Cash Provided By (Used In)
Operating Activities                          $     21,754        $   (574,018)

Investing Activities
         Proceeds from Note Receivable                -                   30000
         Capital Expenditures                         -                 (13,708)
                                               -------------        ------------

Cash Provided By Investing Activities         $       -           $      16,292

Financing Activities
         Advances from Stockholder                  50,000                 -
         Proceeds from issuance of notes payable    50,000                 -
         Proceeds from the issuance of common stock 50,000                 -
         Principle Payments on Long-Term Debt     (166,995)            (123,362)
                                               --------------       ------------

Cash (Used In) Financing Activities                (16,995)            (123,362)
                                               --------------       ------------

Increase (Decrease) in Cash and
Cash Equivalents                              $      4,759         $   (681,088)

Cash and Cash Equivalents, Beginning of Period      20,517              682,828
                                               --------------       ------------

Cash and Cash Equivalents, End of Period      $     25,276         $      1,740
                                               ==============       ============


            See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                         Summary of Accounting Policies



Basis of Presentation
The consolidated financial statements include the accounts of the Company, I/Net, Inc. (a Delaware Corporation) and its wholly owned subsidiary INET, Inc. (a Michigan Corporation). Only the subsidiary remains an active Company and thereforethe consolidated financial statements presented within are those of the subsidiary.


Description of the Business
The Company is engaged in the business of providing Website consulting services on a contract basis to private sector clients. In addition, the Company, during 1996 further developed and began to market Internet computer software products.
Its  major  customers  are   International   Marketing   Strategies  (IMS) and
International Business Machines (IBM). (See Note 5)


Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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


Taxes on Income
Deferred income taxes are recorded to reflect the future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial amounts.


Developed Computer Software
Software development costs are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Cost of Computer Software To Be Sold, Leased or Otherwise Marketed" Software development costs and certain product enhancements, when significant, are capitalized subsequent to the establishment of technological feasibility for the product and prior to the product's general release to customers, as well as selling, general, and administrative costs associated with the products, are expensed as incurred.


Fair Value of Financial Instruments
The Company's financial instruments consist of cash, receivables, notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt and the variable interest rates on a substantial portion of the long-term debt, management estimates that the carrying amounts of the Company's financial instruments approximate their fair values at September 30, 1997.


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

Earnings (Loss) Per Share
Earnings (Loss) per share amounts have been calculated using the weighted average number of common shares outstanding, for the respective periods. The effect of the Company's outstanding options and warrants is excluded from the earnings (loss) per share calculations as they are not material to the calculation.

During February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" was issued by the Financial Accounting Standards Board. Disclosure requirements are effective for financial statements for periods ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per share. The Company does not expect adoption of the standard to have a material effect on earnings per share amounts as currently disclosed in the accompanying financial statements.

                                   I/NET, Inc.
                   Notes to Consolidated Financial Statements



 1.   Commissions
         During 1996, the Company agreed to release a distributor from it's exclusive contract to distribute certain I/NET products. In exchange for this release, I/NET agreed to pay a commission to the distributor of 7.5% of sales of certain I/NET products sold through September 30, 1999 but at a minimum amount of $250,000 and a maximum amount of $500,000. A commission payable amount of $250,000 has been recorded as of September 30, 1997 as there has not been any commissionable sales of these products to date.

  2.   Short Term Advances from Stockholders
         Advances from stockholders consist of:
         Non-Interest bearing notes payable to stockholders,
         due on demand                                              $    29,278
         Secured stockholders' advances bearing interest
         at 8% and are due on demand                                $   140,500
       -------------------------------------------------------------------------
                                                                    $   169,778
       -------------------------------------------------------------------------
  3.  Long Term Debt
         Long - term debt consists of:
         Royalties Payable                                          $ 3,000,000
         Notes payable to vendors                                   $ 1,068,742
         Notes payable to bank with monthly payments of $5,000,
         including interest at 1.5% above the bank's prime rate
         (effectively 10% at September 30, 1997) with final payment due in November 1997. The note is collateralized by
         all of the Company's assets                                $     7,744

         Secured notes payable to stockholders bearing interest
         at 8% and are due in February 2002                         $   350,000
         -----------------------------------------------------------------------
                                                                    $ 4,426,486
                  Less current maturities                           $ 1,675,556
         -----------------------------------------------------------------------
            Total Long - Term Debt                                  $ 2,750,930
         -----------------------------------------------------------------------

         Royalties Payable
                  On September 30, 1997, the Company entered into a software license agreement with Netscape Communications Corporation (Netscape) wherein Netscape granted to the Company the right to port certain of its Internet Server products to the IBM AS/400 platform. This agreement is for a period of three years and allows the Company to market and distribute the ported products upon their modification to the AS/400 platform.


         In exchange for this license agreement, I/NET has agreed to pay minimum royalties to Netscape in the amount of $3,000,000 according to the following repayment schedule:
                                    Due upon signing          $   250,000
                                    September 30, 1998        $   750,000
                                    September 30, 1999        $ 1,000,000
                                    September 30, 2000        $ 1,000,000

         In addition, I/NET has agreed to pay to Netscape annual development support fees in the amount of $250,000 for a period of three years.

         International Business Machines Corporation (IBM) has guaranteed to Netscape the above listed royalties in the event that product sales are insufficient to repay amounts due under this agreement.

         In addition, IBM will provide advances against royalties in the amount of $600,000 as certain tasks are completed during the porting of the Netscape products to the IBM platform. These amounts will be reimbursed to IBM after deduction of Netscape royalties, in the amount of 10% of total revenue received from the sale of the ported products with the first reimbursement due in March 1999.


Notes Payable to Vendors
         Unsecured notes payable to various vendors totaling $1,068,742 are due in various installments and at varying interest rates.

         Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2%.

         Another note in the amount of $145,416 is due in monthly installments at the rate of 5% of the previous months cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principle balance of this note was due in September, 1996. The Company is in default on the repayment on this note but continues to make repayments as required by the original note. This note bears interest at 8% and is classified as short term debt.

         During March 1997, the Company reached agreement with a vendor on a previously defaulted note in the amount of $279,158 together with accrued interest in the amount of $24,784. The new agreement in the then amount of $303,942 calls for monthly installments of 5% of the previous months cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. This note has an outstanding balance of $286,926 as of September 30, 1997. Final payment, assuming minimum payments only, is due in April 2004.

         Another vendor note in the amount of $44,650 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum of $2,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is due July 2002.

         Another vendor note in the amount of $17,733 is due in monthly installments of $2,998 including interest at 11%. Final payment is due March 1998.

         During March 1997, the Company entered into an agreement with a note holder to form a joint venture. I/NET contributed a previously written-off technology together with a trademark and web presence in exchange for the forgiveness of $97,946 of indebtedness and the repayment of the remaining portion of the note then totaling $32,000 in four equal monthly installments of $8,000. This note has been repaid as of September 30, 1997. The noteholder is required to contribute cash and marketing expertise to this newly formed joint-venture, there have been no operating activities on this joint venture to date. This
         $97,946 has been treated as an extraordinary item for financial statement purposes.

         Another vendor note in the amount of $133,362 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $3,000 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is due May 2002.

         Aggregate maturities of long-term debt over the next five years from September 30, 1997, assuming repayment of stockholders' advances (Note
         2) and notes are as follows

                                    1998                       $1.845,000
                                    1999                       $1,070,000
                                    2000                       $1,078,000
                                    2001                       $   86,000
                                    Subsequent to 2001         $  517,000
 4.   Stock Warrants

     During prior years, the Company sold and issued approximately 6,000,000 shares of its common stock for cash, trademark, and extinguishment of debt. In connection with the issuances, the Company issued warrants to the purchasers of the common stock to acquire up to 2,039,285 shares of common stock at prices ranging from $.25 to $2.40 per share. The warrants expire through 1999. During April 1997, a warrantholder exercised its option to purchase 200,000 shares of I/NET's stock at $.25 per share for cash. All remaining warrants are exercisable at $2.40 per share. In connection with these sales, underwriters were also issued warrants for 1,145,714 shares of common stock at prices ranging from $0.29 to $2.10 and are exercisable for five years, expiring in 1999. All warrants were exercisable at September 30, 1997.

5.   Related Party Transactions/Major Customers

 The Company provided Internet software products and Website consulting services to few major customers as follows:
                                                        Nine Months Ending
                                                 September 30      September 30
                                                     1997              1996
                                                 -------------------------------
 Internet Products
   International Marketing Strategies-(IMS)      $    379,000      $    300,000
   SUPPORT NET, INC. (Included with IMS
       for 1997)                                 $      -          $    123,000
   LANSA, INC.                                   $    138,000      $       -
--------------------------------------------------------------------------------
                                                 $    517,000      $    423,000
--------------------------------------------------------------------------------
 Website Consulting Service
   International Business Machines (IBM)         $ 500,000         $       -
--------------------------------------------------------------------------------
 Facilities Management
   Kalamazoo Board of Realtors                   $    -            $    108,000

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

         Significant components of the Company's deferred tax assets as of September 30, 1997 are as follows:

                  Deferred Tax Assets:
                           Accruals                          $     99,000
                           Depreciation and amortization           12,000
                           Trademark                               66,000
                           Net operating loss carryforwards     3,616,000
                           Tax credit carryforwards                42,000
                           Capital loss carryforwards              24,000
--------------------------------------------------------------------------------
                  Total Deferred Tax Assets                     3,859,000
                  Valuation Allowance                          (3,859,000)
--------------------------------------------------------------------------------
                                                             $     -0-
================================================================================

         As of September 30, 1997, the Company had a net operating loss carryforward of approximately $10,635,000 and investment tax credit carryforwards of approximately $42,000 available to reduce future taxable income and taxes, respectively. Accordingly, an income tax provision is not recorded for the nine month period ended September 30, 1997. These carryforwards expire from 1998 through 2011.

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

   8.    Operating Leases
         The Company leases its facilities and certain equipment under non-cancelable operating leases. Rental expense under these leases were approximately $56,000 for nine months ended September 30, 1997 and $116,000 in 1996. Future minimum annual lease payments subsequent to September 30, 1997 are as follows:
                                            1998                       $93,000
                                            1999                       $93,000
                                            2000                       $93,000
                                            2001                       $93,000

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

                                                             Option Price
                                                        Shares        Per Share
--------------------------------------------------------------------------------
                  January 1, 1996                      139,436     $0.18 - 2.50
                                 Lapsed               ( 96,936     $0.18 - 2.50
--------------------------------------------------------------------------------
                  December 31, 1996                     42,500     $       2.50
                        Lapsed                         (27,500     $       2.50
                        Granted June 1997              100,000     $        .37
--------------------------------------------------------------------------------
                  September 30, 1997                   115,000     $0.37 - 2.50
================================================================================


         Of the 139,436 options outstanding at January 1, 1996, all but 77,634 had an exercise price of $2.50. The 77,634 had been granted to one employee, had an exercise price of $.18 and lapsed in 1996.

         At September 30, 1997, 582,255 shares of common stock are reserved for the incentive stock option plan and 9,000 options were vested and exercisable. The remaining contractual life of the 106,000 shares outstanding is seven year.

     10. Supplemental Disclosure of Cash Flow Information
         Non-cash investing and financing activities are summarized as follows:
                                                             Nine months ending
                                                             September 30, 1997
                                                             -------------------
         Extinguishment of indebtedness                           $    98,000
================================================================================
         Conversion of accrued interest payable
          into vendor notes payable                               $    25,000
================================================================================
         Granting of  prepaid licenses                            $ 3,000,000
================================================================================
         Interest paid for nine months ended September 30, 1997 and 1996 was
         $44,000 and $11,000    respectively.  The company paid no income taxes
         during 1997 and 1996.

     11.   Litigation
         The Company is involved in various legal action arising from the normal cause of business. Management does not anticipate any material losses as a result of these proceedings.

    12.  Continued Existence
         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company has suffered recurring losses from operations in the past and has a significant working capital deficit, management believes the Company will continue as a going concern. Management is actively marketing its new products which would enable the Company to meet its current obligations and provide additional funds for continued new product development. During March 1997, the Company signed a significant contract with IBM (a minority stockholder) for which it will develop Internet products.

         On September 30, 1997, the Company signed a three year agreement with Netscape Communications Corp., a world leader in delivering Internet solutions to the marketplace. This agreement grants I/NET the right to port and market certain of its Internet Server products to the IBM AS/400 platform. Currently, according to Zona Research, Inc. Netscape has an overall 80% marketshare of Webservers and IBM has an installed base of 420,000 AS/400's. IBM was instrumental in arranging this agreement and for providing partial funding in the amount of 600,000 in the form of advances against future royalties to enable this project to begin. The $600,000 will be paid to I/NET as certain milestones in the porting project are completed. The company anticipates that this agreement will have a significant positive impact to the operating results over the next few years.

         In addition, management is currently negotiating several additional contracts for its services and products. However, there can be no assurance these activities will be successful.

         13.      Management's Discussion and Analysis
                  Nine months Ended September 30, 1997 and 1996.

         Results of  Operations
         The Company's revenues for the nine months ended September 30,1997 totaled $1,094,997 compared to $596,702 for the same period in 1996 dramatic increase. The Company's main source of revenues for the first nine months of 1997 and 1996 was the sale of its Internet products and a consulting agreement with IBM. The Company successfully negotiated a new contract with IBM in March 1997 in which it will develop Internet products for IBM. This contract, while cancelable, is for a period of twenty-four months. The Commerce Server/400 which was introduced in August of 1996, won the prestigious IBM Partner in Development "Product of the Year Award" in February 1997. This product provides the ability to conduct secured, encrypted financial and other transactions over the Internet and World Wide Web. The Company has enlisted a distributor for it's Internet products which are currently available in the marketplace.

         Company cost of revenues for the nine months ended September 30, 1997 totaled $476,697. For the 1996 nine month period, the Company's costs of revenues were $536,574. The Company's selling, general, and administrative expenses were $468,589 for the nine months as compared with $631,139 for the nine months of 1996. The decrease in cost of revenue is attributed to the reduction of production employees and the renegotiation of a new lease for its primary operating facilities during the nine months ended September 30, 1997. The selling, general, and administrative expenses decreased due to the reduction of administrative personnel and renegotiating lease payments for its facilities.

    14.     Financial Condition and Liquidity
         At September 30, 1997, the Company had unrestricted cash of $25,276 compared with unrestricted cash of $1,740 at September 30, 1996. Operating activities for the period provided $21,754 in 1997, as compared to cash used of $574,018 in 1996.

         The resultant increase in the amount of cash recorded from operating activities is the result of an increase in earnings for nine month ended September 30, 1997.

         The Company successfully re-negotiated a previously defaulted vendor note during March 1997, which has resulted in more favorable repayment terms over five years. In addition, the Company reached an agreement with vendor to form a Joint Venture with Career Network Inc., in which I/NET would provide its technology and talents in exchange for the extinguishment of $98,000 of indebtedness.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:

         I/NET, Inc.

         Date:  November 7, 1997

         By:      Stephen J. Markee
                  -----------------
                  Stephen J. Markee
          Director, President, CEO and CFO