Form 10-K
period 1997-12-31
I NET INC
filed 1998-03-23
CIK 789860

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997. [ ] Transition Report under
Section 13 or 15(d)of the Securities Exchange Act of 1934 For the transition
                        Period from _________to_________

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

                   Issuer's Telephone Number: (616) 344-301

         Securities Registered under Section 12(b) of the Exchange Act:

          Title of Each Class Name of Each Exchange on Which Registered

                                      None

         Securities Registered under Section 12(g) of the Exchange Act:

                      $0.001 par value common voting stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes X No____ (2) Yes X No____

Check if there is no disclosure of delinquentfiles in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X

State Issuer's revenues for its most recent fiscal year:
                                   $1,692,170

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.
                                   $3,345,290

There are approximately 17,606,792 shares of common voting stock of the registrant held by non-affiliates. This valuation is based upon the average bid price for shares of common voting stock of the Registrant on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc.("NASD") on January 30, 1998

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                Not Applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               December 31, 1997

                                   31,037,652

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     Transitional Small Business Disclosure Format(check one): Yes X NO___






                     -THIS SPACE INTENTIONALLY LEFT BLANK

                               TABLE OF CONTENTS

Item 1. Description of Business................................................4

Item 2. Description of Property................................................7

Item 3. Legal Proceedings......................................................7

Item 4. Submission of Matters to a Vote of Security Holders....................7

Item 5. Market for Common Equity and Related Stockholder Matters...............7

Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................................8

Item 7. Financial Statements...................................................9

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure...............................................9

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act.....................10

Item 10.Executive Compensation................................................13

Item 11.Security Ownership of Certain Beneficial Owners and Management........15

Item 12.Certain Relationships and Related Transactions........................15

Item 13.Reports on Form 8-K and Exhibits......................................16

Signatures....................................................................17

                                     PART 1



ITEM 1.  DESCRIPTION OF BUSINESS

I/Net, Inc. (The "Company" or "I/NET") was organized under the laws of the state of Delaware during 1986 under the name of a predecessor corporation. The Company had its initial public offering with the Securities and Exchange Commission during 1987.

BUSINESS DEVELOPMENT

I/NET was incorporated in 1983 as a contract research and development firm specializing in software development for digital imaging and voice recognition. Systems created by I/NET are currently in service in real estate, pharmaceutical research, government, newspapers, and information management.

During prior years, the Company sold and issued approximately 6,000,000 shares of its common stock for cash, trademark, and extinguishment of debt. In connection with the issuances, the Company issued warrants to the purchasers of the common stock to acquire up to 2,039,285 shares of common stock at prices ranging from $.25 to $2.40 per share. The warrants expire through 1999. During April 1997, a warrant exercised its option to purchase 200,000 shares of common stock at $.25 per share for cash. The remaining 1,839,285 warrants are exercisable at $2.40 per share and are not dilutive. Also, in connection with these sales, underwriters were issued warrants for 1,145,714 shares of common stock at a weighted average price of $.90 and are exercisable for five years, expiring in 1999. All remaining warrants were exercisable at December 31, 1997.

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

The Company has performed development work under contract with IBM for many years, including developing multi-media software running on the IBM system AS/400, a mid-range computer system. I/NET also performs Websight Consulting Services for IBM.

During 1995, I/NET brought to the marketplace its own Web Server/400TM as the first commercially available product, which can connect the nearly 425,000 AS/400 midrange computers worldwide to the Internet. The "Web" lets Internet users around the world exchange information in the form of displayed text, images, sound, and video. Available since July, 1995, I/NET's Web Server/400 is currently used by businesses around the world, with installations in Hong Kong, Germany, England, the Netherlands, Italy, Korea, Japan, and Israel, in addition to Canada and the United States. Current installations include: IBM AS/400 Homepage (www.as400.ibm.com), Software 2000, Inc., Marcam Corporation, Dynamic Healthcare Technologies, Inc. (www.dht.com), Automated Training Systems (www.ibmuser.com), Mattel Toys, MCI, Eli Lilly, Builders Square, Toyota of America, Caesers Palace, United Technologies Automotive, and Anheuser-Busch.

I/NET's Commerce Server/400 TM was made available in August, 1996. This product provides AS/400 users with the ability to conduct secured, encrypted financial and other transactions over the Internet. Current customers include IBM, Enterprise Rent-A-Car, MCI, State Bar of California, and Dreyfus Brokerage Services, Inc. These companies have installed the product in various locations throughout the world. In February, 1997, IBM bestowed upon I/NET the prestigious Partner in Development "Product of the Year Award" for Commerce Server/400TM. Six thousand international attendees to the IBM Business Partner Executive Conference were on hand to witness the presentation. This event spurred the signing of new distribution contracts to represent I/NET's products.

IBM AS/400 is the world's most popular multi-user business computing system, with nearly 425,000 units installed worldwide supporting from 1 to 7,000 users, IBM and its 8,000 Business Partners offer AS/400 customers 25,000 applications, including 3,000 for the client/server. Among AS/400 customers are 98 percent of the Fortune 100 Industrials.

The Company successfully negotiated a new contract with IBM in March 1997 in which it will provide Website consulting services for IBM. This contract, while cancelable, is for a period of twenty-four months.

I/NET has also signed an agreement with Netscape Communications Corp., a world leader in delivering Internet solutions to the marketplace. This agreement gives I/NET the right to port their entire suite of Internet servers to the AS/400, and also distribute these products for the next three years. IBM was instrumental in arranging this agreement, as they know it will benefit the entire AS/400 community.

All I/NET developed software is year 2000 compliant.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

The Company has signed exclusive worldwide marketing and distribution agreements with International Marketing Strategies, (IMS) for the distribution of its Web Server/400 products. All marketing services are performed by IMS.

COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITIONS IN THE INDUSTRY AND METHODS OF COMPETITION

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

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

Developing software requires few tangible raw materials. The most important element in this process is the personnel who plan, design, and develops the software code. I/NET has consistently hired the best talent available. It recruits top-of-the-class talent from two Kalamazoo-based colleges as well as candidates from the Detroit and Chicago metropolitan areas.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company provided Internet products, facilities management services, and software development services to a few major customers during 1997 and 1996 as follows:

Year ended December 31,                               1997         1996
--------------------------------------------------------------------------------

Internet Products
    International Business Machines                $ 200,000     $  -
    International Marketing Strategies (IMS)         405,000      346,000
    SUPPORT NET, INC. (Included with IMS
     for 1997)                                          -         158,000
    LANSA, Inc.                                      300,000        -
--------------------------------------------------------------------------------
                                                    $905,000     $504,000
--------------------------------------------------------------------------------
Facilities Management Services
    Greater Kalamazoo Association of Realtors       $  -         $108,000
--------------------------------------------------------------------------------
Website Consulting Services
    International Business Machines (IBM)           $702,000$       -
--------------------------------------------------------------------------------
IBM is also a minority stockholder in the Company.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLDUING DURATION

I/NET has various trademarks for its products, including WEB SERVER/400, COMMERCE SERVER/400, and CAREER/NET.

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

In exchange for this license agreement, I/NET has agreed to pay minimum royalties to Netscape in the amount of $3,000,000 according to the following repayment schedule:

                           Paid by IBM on behalf of
                              I/NET in October, 1997          $  250,000
                           September 30, 1998                 $  750,000
                           September 30, 1999                 $1,000,000
                           September 30, 2000                 $1,000,000

International Business Machines Corporation has guaranteed to Netscape the above listed royalties in the event that product sales are insufficient to repay amounts due under this agreement.

In addition, IBM will provide advances against royalties in the amount of $600,000 as certain tasks are completed during the porting of the Netscape products to the IBM platform. These advances are treated as if under a research and development agreement whereby I/NET is not obligated to repay any of these funds advanced by IBM except from royalties of future sales, if any.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTIONS OR SERVICES

The performance of services and the supply of products by the Company are not subject to governmental approval.

EFFECT OF EXISITING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

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

There was no research and development costs incurred by the Company during the calendar years ended December 31, 1997 and 1996.

COST  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL LAWS(FEDERAL, STATE, AND
LOCAL)

There are no foreseeable adverse effects on the present or contemplated business operations resulting from environmental laws, rules, or regulations.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

As of December 31, 1997, the Company had 14 full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has its principal executive and operating offices at 643 West Crosstown Parkway, Kalamazoo, Michigan, which is comprised of 5,600 square feet.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not the subject of any material legal proceeding, and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state, or local governmental agency.

To the knowledge of management, no director or executive officer of the Company is party to any legal proceeding which may have an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during 1997.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is listed on the "Electronic Bulletin Board" of the NASD. The stock activity for the calendar years 1997 and 1996 is summarized by quarter below:

        1997     1997      1997    1997     1996     1996    1996     1996
       1st qtr  2nd qtr  3rd qtr  4th qtr  1st qtr  2nd qtr  3rd qtr 4th qtr

HIGH    $0.75   $0.50     $0.41   $0.36    $1.13    $0.97    $0.81    $0.81
LOW     $0.50   $0.34     $0.34   $0.21    $0.63    $0.60    $0.41    $0.56

These bid prices are quotations of broker-dealers that reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS

The number of record holders of the Company's common stock as of December 31, 1997, were 292. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CALENDAR YEARS ENDED DECEMBER 31, 1997 AND 1996

RESULTS OF OPERATIONS

Revenues for the year ended December 31, 1997, were $1,692,170 as compared to $724,032 for the year ended December 31, 1996. When analyzed by product category, revenues of Website development services to IBM were $702,000 in 1997, as compared to $0 in 1996 as a contract with IBM was signed in March 1997 to provide these services. Revenues from facilities management services were $0 in 1997 and $120,000 in 1996 as the contract with the Greater Kalamazoo Association of Realtors expired in October 1996. Internet products accounted for revenues of $905,000 in 1997 and $504,000 in 1996 as new products were being introduced to the market. Revenue from the porting of Netscape products to the AS/400 operating system produced revenue of $200,000 in 1997 and $ 0 in 1996.

Cost of revenues increased by $10,000 as compared to 1997. The primary cause for this increase was the hiring of additional personnel for the Netscape and IBM projects.

General and administrative expenses decreased by $487,000 as compared to 1996. The primary cause for this decrease was a reduction in administrative personnel, negotiation of a new lease agreement for its facilities and a reduction of commission expense of $250,000 in 1997 as compared to 1996.

Interest expenses increased by $34,000 due to the increased borrowing in the first quarter of 1997.

During March 1997, the Company entered into an agreement with a note holder to form a joint venture. I/NET contributed previously written-off technology together with a trademark and web presence in exchange for the forgiveness of $97,946 of indebtedness. The noteholder is required to contribute cash and marketing expertise in this newly formed joint venture. There have been no operating activities on this joint venture to date. This $97,946 has been treated as an extraordinary item for financial statement purposes.

FINANCIAL CONDITION AND LIQUIDITY

The Company's primary need for capital has been to invest in computer software development. As of December 31,

1997, the Company's working capital deficit was $1,106,000, as compared to a deficit of $1,765,000 at December 31, 1996. The resulting decrease in working capital deficit is earnings in 1997 of $378,000 compared to a loss in 1996 of $1,132,000.

The Company believes that the additional sales provided by the above mentioned agreements, the continued development of new products, together with the renegotiations of its defaulted debt, should provide the Company with sufficient working capital to fund its needs for 1998. However, there can be no assurance these activities will be successful.

In June 1997, SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 addressed standards for reporting and display of comprehensive income and its components and SFAS NO. 131 requires disclosure of reportable operating segments. In October 1997, Statement of Position (SOP) 97-2 "Software Revenue Recognition" was issued by the AICPA Accounting Standards
Executive Committee. This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. All statements are effective for the Company for the year ended December 31, 1998. The Company will be reviewing these pronouncements to determine their applicability to the Company, if any.

All I/NET developed software is year 2000 compliant.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations in prior years, has a significant working capital deficit, and requires additional capital to continue its product development. Management believes the Company will continue as a going concern and is actively marketing its new products which would enable the Company to meet its current obligations and provide additional funds for continued new product development. In addition, management is currently negotiating several additional contracts for its services and products. However, there can be no assurance these activities will be successful.

ITEM 7.  FINANCIAL STATEMENTS

SECTION                                                              PAGE NUMBER

Report of Independent Certified Public Accountants............................20

Consolidated Balance Sheets as of December 31, 1997 and 1996..................21

Consolidated Statements of Operations for the years ended
  December 31, 1997 and 1996..................................................22

Consolidated Statements of Stockholders' Equity (Capital Deficit)
  for the years ended December 31, 1997 and 1996..............................23

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997 and l996..................................................24

Summary of Accounting Policies.............................................25-26

Notes to Consolidated Financial Statements.................................27-33


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICER

The following table sets forth the names, nature of all positions, and offices held by all directors and executive officers of the Company for the calendar year ended December 31, 1997, and to the date hereof, and the period or periods during which each such director or executive officer has served in their respective positions.

     Name                  Position Held        Date of Election or Designation
    ------                ---------------      ---------------------------------

James C. Knapp*       Chairman of the Board of Directors         1986

Stephen J. Markee*    President and CEO,                         1985
                      Director,                                  1986
                      and CFO                                    1995

Paul A. Bertoldi*     Vice President Systems Development         1989

*These individuals presently serve in the capacities indicated opposite their respective names.

TERM OF OFFICE

The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held on the third Friday in May of each year; the annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.








                      -THIS SPACE INTENTIONALLY LEFT BLANK-

BUSINESS EXPERIENCE

JAMES C, KNAPP, CHAIRMAN: Mr. Knapp, one of I/NET's initial founders, is 47 years of age, and received a BBA Degree from the University of Maryland in 1972. He began his computer education at the age of 15 in a special program sponsored by IBM, and served in the United States Air Force as a teacher for missile computer guidance systems. He has been listed in the ACR Directory of Top Computer Executives since 1981, and was inducted into the "Who's Who in the Computer Industry" in 1990. His efforts in digital imaging and voice recognition have been recognized internationally. Mr. Knapp has been a featured speaker at the Massachusetts Institute of Technology and the Harvard Business School. He is also an international speaker on Internet security.

STEPHEN J. MARKEE, PRESIDENT, CEO AND CFO: Mr. Markee is 52 years of age. He received a BS Degree from Ferris State University in 1970 and an MBA from Western Michigan University ("WMU") in 1971. He is a licensed certified public accountant in the state of Michigan. Mr. Markee served in the United State Army during the Viet Nam conflict, and was decorated and medically retired in 1968. After completing his education, he served as assistant Auditor General for the State of Michigan before joining WMU as Director of Internal Auditing in 1976. While at WMU, he also taught accounting classes in the MBA program. He then changed directions, from public to private sector, as Vice President of Planning and Control for a division of Standex International Corporation, where he was responsible for information systems, accounting, and human resources. He joined I/NET in 1986 as President and CEO. He has guided I/NET to a successful equity partnership with IBM, and engineered the sale of intellectual property rights to IBM in 1989, Mr. Markee has served on the Board of Directors of the Kalamazoo County Chamber of Commerce, Chairman of the Kalamazoo County Convention and Visitors Bureau, Past President of the local chapter of the Institute of Management Accountants, and President of the Parchment Schools Foundation. He is a frequent speaker to civic and business groups, and has appeared on the Financial News Network ("FNN").

PAUL A. BERTOLDI, VICE PRESIDENT, SYSTEMS DEVELOPMENT: Mr. Bertoldi is 35 years of age. He received a BBA Degree from Western Michigan University ("WMU") in 1984, and a MBA Degree from WMU in 1992. He graduated magna cum laude and was named a Presidential Scholar as one of the top undergraduates of WMU. Since becoming one of I/NET's first employees, Mr. Bertoldi has helped design the architecture of state-of-the-art imaging and voice recognition systems in the field of real estate, medical imaging, and document imaging. Mr. Bertoldi is currently involved in the development of application in multi-media and pen computing. He is an active member in both the Data Processing Management Association (`DPMA') and Association of Computer Machinery ("ACM"). In 1988, he was recognized as a Certified Data Processor by the Association for Certification for Computer Professionals.

FAMILY RELATIONSHIPS

With the exception that Mr. Knapp and Mr. Bertoldi are brothers-in-law, there are no family relationships between any directors or executive officers of the Company, either by blood or by happenstance of marriage.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Under the Delaware Corporation Law, a corporation has the power to indemnify any person who is made a party to any civil, criminal, administrative or investigative proceeding, other than action by or any right of the corporation, by reason of the fact that such person was a director, officer, employee or agent of the corporation, against expenses, including reasonable attorney's fees, judgments, fines and amounts paid in settlement of any such actions; provided however, in any criminal proceeding, the indemnified person shall have had no reason to believe the conduct committed was unlawful. Regardless, it is the position of the Securities and Exchange Commission that indemnification against liabilities for violation of the federal securities law, rules, and regulations is against public policy.

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


                      -THIS SPACE INTENTIONALLY LEFT BLANK-

Item 10.    Executive Compensation

Cash Compensation

The following table sets forth the aggregate compensation paid by the Company for Services rendered during the periods indicated.

--------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE------------------------------------------------------
--------------------------------------------------------------------------------
                               Annual Compensation
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
       (a)                   (b)               (c)         (d)          (e)
---------------------- ----------------- ------------ ------------- ------------
---------------------- ----------------- ------------ ------------- ------------
Name and                  Year Ended       $ Salary     $ Bonus     Other Annual
Principal Position         Dec. 31                                  Compensation
                                                                         $
---------------------- ----------------- ------------ ------------- ------------
James C. Knapp              1997           $125,000
    Chairman                1996           $130,208       -0-          -0-
---------------------- ----------------- ------------ ------------- ------------
---------------------- ----------------- ------------ ------------- ------------
Stephen J. Markee           1997           $125,000
 President, CEO,            1996           $130,208       -0-          -0-
CFO and Director
---------------------- ----------------- ------------ ------------- ------------
---------------------- ----------------- ------------ ------------- ------------
Paul A. Bertoldi            1997           $ 77,703
 Vice President,            1996           $ 72,917       -0-          -0-
 Systems Development
---------------------- ----------------- ------------ ------------- ------------
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
                             Long Term Compensation
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                       Awards                 Payouts
--------------------------------------------------- ----------------------------
---------------- --------------- --------------- --------------- ---------------
                                 (f)*         (g)         (h)         (i)**
----------------- ---------- ------------ ------------ ---------- --------------
----------------- ---------- ------------ ------------ ---------- --------------
Name and          Year Ended  Restricted  Option/SAR's   LTIP      All Other
Principal          Dec. 31    Stock Award  (#)          Payouts   Compensation
Position                         ($)                     ($)         ($)
----------------- ---------- ------------ ------------ ----------- -------------
----------------- ---------- ------------ ------------ ----------- -------------
James C. Knapp       1997                                            $7,876
    Chairman         1996        -0-          -0-         -0-        $8,104
------------------ --------- ------------ ------------ ------------ ------------
------------------ --------- ------------ ------------ ------------ ------------
Stephen J. Markee    1997                                            $4,932
 President, CEO,     1996        -0-          -0-         -0-        $6,420
CFO and Director
------------------ --------- ------------ ------------ ------------ ------------
------------------ --------- ------------ ------------ ------------ ------------
Paul A. Bertoldi      1997                                           $4,745
 Vice President,      1996       -0-           -0-         -0-       $5,564
     Systems
   Development
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
              *See the caption "All Other Compensation" herein for
              restricted stock award **Approximate value of health,
                  dental and life insurance paid by the Company
--------------------------------------------------------------------------------


BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

The Company maintains an incentive stock option plan that provides for the granting of options to officers and other key employees at an exercise price not less than 100% of the fair market value on the date of the grant. Twenty percent of the options become exercisable each year following the date they were granted, and can remain outstanding for five years following the day they become fully vested. Changes in options outstanding are summarized as follows:

                                                                   Weighted
                                              Option Price       Average Price
                             Shares             Per Share          Per Share

January 1, 1996             139,436             $.18-2.50           $1.72
    Lapsed                 ( 96,936)             .18-2.50            1.39
--------------------------------------------------------------------------------
December 31, 1996            42,500                2.50              2.50
    Granted June 1997       100,000                 .37               .37
    Lapsed                  (27,500)               2.50              2.50
--------------------------------------------------------------------------------
December 31, 1997           115,000             $.37-2.50           $ .65
-------------------------------------------------------------------------------

Of the 139,936 options outstanding at January 1, 1996, all but 77,634 had an exercise price of $2.50. The 77,634 had been granted to one employee, had an exercise price of $.18 and lapsed in 1996.

At December 31, 1997, 582,255 shares of common stock are reserved for the incentive stock option plan and 9,000 options were vested and exercisable. The remaining contractual life of the 106,000 shares outstanding in ten years.

PENSION TABLE

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

COMPENSATION OF DIRECTORS

See Cash Compensation of this Item.

EMPLOYMENT CONTRACTS

There are no employment contracts for any employees or officers as of December 31, 1997.

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







                      -THIS SPACE INTENTIONALLY LEFT BLANK-

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the share holdings of the Company's directors and executive officers and those persons or entities who own more than 5% of the Company's common stock.


                                        Amount and Nature of
     Name              Address          Beneficial Ownership    Percent of Class

EXECUTIVE OFFICERS AND DIRECTORS

Paul A. Bertoldi     Kalamazoo, MI              410,699              1.32%

James C. Knapp       Kalamazoo, MI            5,417,719             17.45%

Stephen J. Markee    Richland, MI             6,196,743             19.97%
                                        ---------------------    ---------------
Total                                        12,025,161             38.74%
                                        =====================    ===============
OWNERS OF 5%

Steven Wallace       Beverly Hills, CA        2,244,000              7.23%
                                        =====================    ===============

CHANGES IN CONTROL

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as stated below, during the last two calendar years ended December 31, 1997 and 1996, there were no material transactions or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

CERTAIN BUSINESS RELATIONSHIPS

Except as stated below, during the last two calendar years ended December 31, 1997 and 1996, there were no material transactions or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director officer, or any security holder who is known to the Company to own of record of beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

INDEBTEDNESS OF MANAGEMENT AND STOCKHOLDERS

James C. Knapp, Chairman of the Board of Directors, Stephen J. Markee, President, CEO and CFO, and Steven Wallace, a stockholder, have loaned the Company funds for working capital. These funds are provided at an interest rate of prime plus 2%. The balance outstanding at December 31, 1997 was $455,500. At December 31, 1996, the Company owed $390,500 to Mr. Markee. These loans are secured by all of the Company's assets. With the exception of this transaction, there were no material transactions to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own or record of beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest during the last two calendar years ended December 31, 1997 and 1996.

TRANSACTIONS WITH PROMOTERS

During the last two calendar years ended December 31, 1997 and 1996, there were no material transactions or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter, founder, or member of their immediate family of any of the foregoing persons, had an interest.

Item 13. REPORTS ON FORM 8-K AND EXHIBITS

REPORTS ON FORM 8-K:

None

EXHIBITS:

None







                      -THIS SPACE INTENTIONALLY LEFT BLANK-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


I/NET, Inc.


Date:  March 18, 1998                   By: /s/   Stephen J. Markee
                                        Stephen J. Markee, Director
                                        President, CEO, and CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  March 18, 1998                   By:  /s/  Stephen J. Markee
                                        Stephen J. Markee, Director
                                        President, CEO and CFO


Date:  March 18, 1998                   By:  /s/  James C. Knapp
                                        James C. Knapp, Chairman
                                        of the Board of Directors


Date:  March 18, 1998                   By:  /s/ Paul A. Bertoldi
                                        Paul A. Bertoldi, Vice President
                                        Systems Development

                                   I/NET, Inc.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                        Consolidated Financial Statements
                     Years ended December 31, 1997 and 1996

                                                                     I/NET, Inc.




                                    Contents

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


     Report of Independent Certified Public Accountants            20


     Financial Statements:

           Consolidated Balance Sheets                      21 and 22

           Consolidated Statements of Operations                   23

           Consolidated Statements of Capital Deficit              24

           Consolidated Statements of Cash Flows                   25

           Summary of Accounting Policies                     26 & 27


           Notes to Consolidated Financial Statements         28 - 34

Report of Independent Certified Public Accountants


Board of Directors
I/NET, Inc.
Kalamazoo, Michigan

         We have audited the accompanying consolidated balance sheets of I/NET, Inc. as of December, 31, 1997 and 1996, and the related consolidated statements of operations, capital deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I/NET, Inc. at December 31, 1997, and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations in prior years, has a significant working capital deficit and requires additional capital to continue its product development. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Kalamazoo, Michigan                          /s/BDO SEIDMAN, LLP
January 14, 1998                             Certified Public Accountants

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
December 31,                                1997                   1996


ASSETS ( NOTE 3)


CURRENT:

         Cash and cash equivalents      $  135,939               $ 20,517


         Trade Receivables                  79,756                 28,982

--------------------------------------------------------------------------------




TOTAL CURRENT ASSETS                      215,695                  49,499



OFFICE FURNITURE AND EQUIPMENT,
         less accumulated depreciation
         of $162,091 and $482,553          36,295                  62,392


--------------------------------------------------------------------------------

                                      $   251,990                $111,891

--------------------------------------------------------------------------------

                                                                     I/NET, Inc.

                                                     Consolidated Balance Sheets
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
December 31,                                            1997            1996
--------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICITS

CURRENT LIABILITIES:
         Accounts payable                              $141,145  $  142,605
         Accruals:
              Commissions (Note 1)                      250,000     250,000
              Other                                     146,699     179,698
         Advances from stockholders (Note 2)            134,778     119,778
         Current maturities of long-term debt (Note 3)  649,000   1,122,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                             1,321,622   1,814,081

LONG-TERM DEBT,  less current maturities (Note 3)       699,479     494,642

--------------------------------------------------------------------------------

TOTAL LIABILITIES                                     2,021,101   2,308,723

--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 1, 8 AND 11)

CAPITAL DEFICIT (NOTES 4 AND 9):
     Common stock,  $.001 par value - shares
     authorized  50,000,000  issued and
     outstanding 31,037,652 in 1997
     and 30,837,652 in 1996                              31,038      30,838
     Additional paid-in capital                      11,886,674  11,836,874
     Deficit                                        (13,686,823)(14,064,544)
--------------------------------------------------------------------------------
TOTAL CAPITAL DEFICIT                              (  1,769,111)  2,196,832)
--------------------------------------------------------------------------------
                                                   $    251,990 $   111,891
--------------------------------------------------------------------------------
See  accompanying   summary  of  accounting   policies  and  notes  to
consolidated financial statements.

                                                                     I/NET, Inc.

                                           Consolidated Statements of Operations
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Year ended December 31,                               1997              1996
--------------------------------------------------------------------------------
REVENUES  (NOTE 5)                                $1,692,170       $  724,032

COST OF REVENUES                                     739,093          729,070
--------------------------------------------------------------------------------
    Gross Profits                                    953,077           (5,038)
SELLING, GENERAL, and ADMINISTRATIVE EXPENSES        573,003        1,060,402
--------------------------------------------------------------------------------
Earnings (Loss) from operations                      380,074      ( 1,065,440)

INTEREST EXPENSE- net of interest income $1,843
 in 1997 and $12,088 in 1996                         100,299           66,612
--------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM            279,775       (1,132,052)

EXTRSORDINARY ITEM: GAIN ON EXTINGUISHMENT
 of debt (Note 3)                                     97,946             -
--------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                  377,721      $ (1,132,052)
--------------------------------------------------------------------------------
NET EARNINGS (LOSS) PER SHARE
    Basic and Diluted
       Earnings (loss) before extraordinary item     $ .01         $   (.04)
       Extraordinary item                               -                -
                                                   ----------       ------------
       Net Earnings (loss) per share                   .01             (.04)
                                                   ==========       ============
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF  COMMON SHARES OUTSTANDING               30,987,652       30,837,652
--------------------------------------------------------------------------------



See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                     I/NET, Inc.

                                      Consolidated Statements of Capital Deficit
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         Common Stock       Additional
                                               Paid
                       Shares     Amount     Capital    Deficit       Total

BALANCE, January 1,
 1996                 30,837,652 $30,838 $11,836,874 $(12,932,492)$(1,064,780)

NET LOSS FOR THE YEAR   -          -          -      (  1,132,052) (1,132,052)
--------------------------------------------------------------------------------

BALANCE, December 31,
 1996                 30,837,652 $30,838 $11,836,874 $(14,064,544)$(2,196,832)

     Issuance of
     stock for cash      200,000     200      49,800        -          50,000

     Net earnings
     for the year                                         377,721     377,721
--------------------------------------------------------------------------------
BALANCE, December 31,
 1997                 31,037,652 $31,038 $11,886,674 $(13,686,823)$(1,769,111)
--------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                     I/NET, Inc.

                                           Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Year ended December 31,                                   1997          1996
--------------------------------------------------------------------------------
OPERATING ACTIVITIES (NOTE 10):
         Earnings (Loss)                               $ 377,721    $(1,132,052)
                  Depreciation and amortization           26,097         36,458
                  Extraordinary Item: Gain on
                    extinquishment of debt(Note 3)     (  97,946)          -
                  Changes in assets and liabilities:
                  Receivables                           ( 50,774)        23,318
                  Accounts payable                      (  1,460)         7,140
                  Accruals                              (  8,214)       207,220
--------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          245,424       (857,916)
--------------------------------------------------------------------------------
 INVESTING ACTIVITIES (NOTE 10):
         Proceeds from note receivable                     -             30,000
         Capital expenditures                              -            (13,708)
--------------------------------------------------------------------------------
CASH PROVIDED BY INVESTING ACTIVITIES                      -             16,292
--------------------------------------------------------------------------------
FINANCING ACTIVITIES (NOTE 10):
         Proceeds from issuance of notes
         to stockholders                                100,000         300,000
         Proceeds from issuance of common stock          50,000            -
         Principal payments on long-term debt          (245,002)       (120,687)
         Principal payments on notes to stockholders   ( 35,000)           -
--------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (130,002)        179,313
--------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents        115,422        (662,311)
Cash & Cash Equivalents, beginning of year               20,517         682,828
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                $ 135,939         $20,517
--------------------------------------------------------------------------------

See  accompanying   summary  of  accounting   policies and notes to consolidated
 financial statements.

                                                                     I/NET, Inc.

                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, I/NET, Inc., (a Delaware Corporation)and its wholly-owned subsidiary I/NET,Inc. a Michigan Corporation). Only the subsidiary remains an active Company and therefore the consolidated financial statements presented within are those of the subsidiary.

DESCRIPTION OF THE BUSINESS

The Company is engaged in the business of providing Website consulting services on a contract basis to private sector clients. In addition, the Company during 1996 further developed and began to market Internet computer software products. Its major customers were International Marketing Strategies (IMS) and International Business Machines (IBM) in 1997 and IMS in 1996. (See Note 5)

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

OFFICE FURNITURE, EQUIPMENT, AND DEPRECIATION

Office furniture and equipment are stated at cost. Depreciation is computed and Depreciation principally by the straight-line method for financial reporting purposes over the estimated useful lives of the assets and by accelerated methods for tax purposes.

TAXES ON INCOME

Deferred income taxes are recorded to reflect the future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end.

STOCK BASED COMPENSATION

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard: (SFAS) No. 123, "Accounting For Stock Based Compensation." The Company chose to apply Accounting Pronouncement Board (APB) Opinion 25 and related interpretations in accounting for its stock options. As a result, this statement did not have an effect on the financial position or results of operations of the Company.

DEVEOLPED COMPUTER SOFTWARE

Software development costs are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Cost of Computer Software To Be Sold, Leased or Otherwise Marketed." Software development costs and certain product enhancements, when significant, are capitalized subsequent to the establishment of technological feasibility for the product and prior to the products general release to customers.

          See accompanying notes to consolidated financial statements.

                                                                     I/NET, Inc.

                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Costs  incurred   prior  to   technological   feasibility  or  subsequent to the
product's general release to customers, as well as selling, general, and administrative costs associated with the products, are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, receivables, notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at December 31, 1997.

REVENUE RECOGNITION

Revenues for the sale of the Company's Internet products are recognized when the product has been accepted by the customer. The Company records revenue for its long-term contracts on the percentage-of-completion basis. Under this method, revenues are determined by comparing costs incurred to date to the estimated total costs for the contract. The proportionate amounts of contract revenue are then recorded based on this percentage of completion of costs.

ADVERTISING COSTS

The Company  expenses the  cost  of   advertising  as  incurred.  There  were no
advertising expenses in 1997, and advertising expenses were approximately $12,000 in 1996.

EARNINGS (LOSS) PER SHARE

Earnings (Loss) per share amounts have been calculated using the weighted average number of common shares outstanding, for the respective periods. Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". This pronouncement requires dual presentation of basic and diluted earning per share. All outstanding warrants and options are anti-dilutive at December 31, 1997.

NEW  ACCOUNTING  PRONOUNCEMENTS

In June 1997, SFAS No.130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 addressed standards for reporting and display of comprehensive income and its components and SFAS No. 131 requires disclosure of reportable operating segments. In October 1997, Statement of Position (SOP) 97-2 "Software Revenue Recognition" was issued by the AICPA Accounting Standards
Executive Committee. This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. All statements are effective for the Company for the year ended December 31, 1998. The Company will be reviewing these pronouncements to determine their applicability to the Company if any.



                See accompanying notes to consolidated financial statements.

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

1. COMMISSIONS

During 1996, the Company agreed to release a distributor from its exclusive contract to distribute certain I/NET products. In exchange for this release I/NET agreed to pay a 7.5% commission to the distributor of I/NET's sales of certain products sold through September 30, 1999 but at a minimum of $250,000 and a maximum amount of $500,000.

2. SHORT-TERM ADVANCES FROM STOCKHOLDERS
Advances from stockholders consist  of:

December 31,                                  1997            1996
Non-interest bearing notes payable to
stockholders, due on demand                $  29,278        $ 29,278

Secured stockholder's advances bearing
interest at 8%, and are due on demand        105,500          90,500

                                          $  134,778        $119,778

--------------------------------------------------------------------------------

3. LONG-TERM DEBT CONSISTS OF:
December 31,                                  1997            1996

Notes payable to vendors (see below)     $ 998,479        $1,134,304

Notes payable to bank, paid during 1997       -               50,375

Notes payable for a trademark,
paid during 1997                              -              131,963

Notes payable to stockholders
bearing interest at 8% and due in
December, 2001, secured by all
the company's assets                       350,000           300,000
--------------------------------------------------------------------------------
                                         1,348,479         1,616,642
 Less current maturities                   649,000         1,122,000
--------------------------------------------------------------------------------

TOTAL LONG-TERM DEBT                    $  699,479        $  494,642
--------------------------------------------------------------------------------

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTES PAYABLE TO VENDORS

Unsecured  notes payable  to  various   vendors  totaling  $998,479  are  due in
various installments and at varying interest rates.

Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2% (effectively 10.5% at December 31, 1997).

Another note in the amount of $129,108 is due in monthly installments at the rate of 5% of the previous months cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principle balance of this note was due in September, 1996. The Company is in default on repayment on this note but continues to make repayments as required by the original note. This note bears interest at 8% and is classified as current.

During March 1997, the Company reached agreement with a vendor on a previously defaulted note in the amount of $279,158 together with accrued interest in the amount of $24,784. The new agreement in the then amount of $303,942 calls for monthly installments of 5% of the previous months cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. This note has an outstanding balance of $274,000 as of December 31 1997. Final payment, assuming minimum payments only, is January 2004.

Another vendor note in the amount of $26, 616 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $2,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is July 2000.

Another vendor note in the amount of $9,143 is due in monthly installments of $2,998 including interest at 11%. Final payment is March 1998.

During March 1997, the Company entered into an agreement with a note holder to form a joint venture. I/NET contributed previously written-off technology together with a trademark and web presence in exchange for the forgiveness of $97,946 of indebtedness. The noteholder is required to contribute cash and marketing expertise to this newly formed joint venture. There have been no operating activities on this joint venture to date. This $97,946 has been treated as an extraordinary item for financial statement purposes.

Another vendor note in the amount of $118,957 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $3,000 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is January 2002.

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Aggregate  maturities of  long-term   debt  over  the  next five years  assuming
repayment of stockholders' advances (Note 2) and notes are as follows:

                                  1998    $ 784,000
                                  1999    $  76,000
                                  2000    $  78,000
                                  2001    $ 430,000
                          Subsequent to 2001 $ 116,000

4. STOCK WARRANTS

During prior years, the Company sold and issued approximately 6,000,000 shares of its common stock for cash, trademark, and extinguishment of debt. In connection with the issuances, the Company issued warrants to the purchasers of the common stock to acquire up to 2,039,285 shares of common stock at prices ranging from $.25 to $2.40 per share. The warrants expire through 1999. During April 1997, a warrant holder exercised its option to purchase 200,000 shares of common stock at $.25 per share for cash. The remaining 1,839,285 warrants are exercisable at $2.40 per share and are not dilutive. Also, in connection with these sales, underwriters were issued warrants for 1,145,714 shares of common stock at a weighted average price of $.90 and are exercisable for five years, expiring in 1999. All remaining warrants were exercisable at December 31, 1997.

5. RELATED PARTY TRANSACTIONS/MAJOR CUSTOMERS

The Company provided Internet products, facilities management services and websight consulting services to a few majorcustomers as follows:

Year ended December 31,                     1997                   1996
--------------------------------------------------------------------------------

Internet Products:
  International Business Machines      $  200,000            $     -

  International Marketing
  Strategies(IMS)                         405,000                346,000

  SUPPORT NET, INC.
    (included with IMS for 1997)             -                   158,000

  LANSA, INC.                             300,000                   -
--------------------------------------------------------------------------------
                                         $905,000               $504,000

--------------------------------------------------------------------------------
Facilities Management Services:
  Greater Kalamazoo Association
  of Realtors                            $  -                   $108,000

--------------------------------------------------------------------------------

Websight Consulting Services:
 International Business Machines (IBM)  $702,000                   -

--------------------------------------------------------------------------------

IBM is also a  minority  stockholder  in the Company.

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

6. TAXES ON INCOME

Income  taxes  are  calculated   using  the  liability   method   specified   by
Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Deferred  income  taxes  reflect  the  net  effects  of   temporary  differences
between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant   components  of  the  Company's deferred tax assets are as follows:

--------------------------------------------------------------------------------
December 31,                                        1997              1996
Deferred Tax Assets:
     Accruals                                 $   97,000       $     99,000
     Depreciation and amortization                  -                12,000
     Trademark                                    61,000             66,000
     Net operating loss carryforward           3,594,000          3,624,000
     Tax credit carryforwards                     42,000             42,000
     Capital loss carryforwards                   24,000             24,000
     Deferred Revenue                             17,000             17,000
--------------------------------------------------------------------------------
Total Deferred Tax Assets                      3,835,000          3,884,000

Valuation Allowance                           (3,835,000)        (3,884,000)
--------------------------------------------------------------------------------
                                             $     -           $      -

--------------------------------------------------------------------------------

As of December 31, 1997, the Compan had a net operating loss carryforward approximately $10,257,000 and investment tax credit carryforwards of approximately $42,000 available to reduce future taxable income and taxes, respectively. These carryforwards expire from 1998 through 2011.

7. EMPLOYEE BENEFIT PLAN

The Company has a profit sharing and defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company Board of Directors, may be matched within certain limits by the Company. Inaddition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations in 1997 or 1996.

                                                                      I/NET Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

8.  OPERATING LEASE

The Company leases its facilities and certain equipment under non-cancelable operating leases.Rental expense under these leases was approximately $80,000 and $138,000 for the year ended December 31, 1997 and 1997 respectively. Future minimum  annual lease  payments subsequent to December 31, 1997 are as follows:

                               1998              $106,000
                               1999              $104,000
                               2000              $ 90,000
                               2001              $ 60,000

9.  INCENTIVE STOCK OPTION PLAN

     The Company maintains an incentive stock option plan that provides for the granting of options to officers and other key employees at an exercise price not less than 100% of the fair market value on the date of the grant. Twenty percent of the options become exercisable each year following the date they were granted, and can remain outstanding for five years following the day they become fully vested. Changes in options outstanding are summarized as follows:
                                Option Price           Weighted Average
                            Shares       PerShare      Price Per Share
--------------------------------------------------------------------------------
January  1,  1996           139,436     $.18-2.50          $1.72
    Lapsed                (  96,936)     .18-2.50           1.39
--------------------------------------------------------------------------------
December 31, 1996            42,500         2.50            2.50
    Granted  June 1997      100,000          .37             .37
    Lapsed                  (27,500)        2.50            2.50
--------------------------------------------------------------------------------
December 31, 1997           115,000     $.37-2.50       $    .65
--------------------------------------------------------------------------------

Of the 139,936 options outstanding at January 1, 1996, all but 77,634 had an exercise price of $2.50. The 77,634 had been granted to one employee, had an exercise price of $.18 and lapsed in 1996.

At December 31, 1997, 582,255 shares of common stock are reserved for the incentive stock option plan and 9,000 options were vested and exercisable. The remaining contractual life on these options is seven years. The remaining contractual life of the 106,000 shares outstanding is ten years.

Under SFAS No. 123, "Accounting for Stock Based Compensation", the Company is required to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company estimates the fair value of each stock option at the grant date

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

by using the Black-Scholes option-pricing model with the following assumptions used for the grant in 1997: expected volatility of 93 percent; risk-free interest rate of 6.4 percent; and an expected option life at 10 years.

Under the accounting provisions of SFAS #123, the Company's net income for 1997 would have been reduced from $377,721 to the pro forma amount of $344,721. Earnings per share were not affected.

10.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Noncash   investing  and  financing   activities   are   summarized  as follow

Year ended December 31,                          1997             1996

Extinquishment of indebtedness                $ 98,000             -
--------------------------------------------------------------------------------
Conversion of accounts payable into
  vendor notes payable                        $   -              $223,000
--------------------------------------------------------------------------------


Conversion of accrued interest payable
  into vendor notes payable                   $ 25,000           $ 36,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Interest paid for the years ended December 31, 1997 and 1996, was $57,000 and $78,000, respectively. The Company paid no income taxes during 1997 and 1996.

11. CONTINGENCIES
      Royalties
On September 30,1997, the Company entered into a software license agreement with Netscape Communications Corporation (Netscape)wherein Netscape granted to the Company the right to port certain of its Internet Server products to the IBM AS/400 platform. This agreement is for a period of three years and allows the Company to market and distribute the ported products upon their modification to the AS/400 platform.

In exchange for this license agreement, I/NET has agreed to pay minimum royalties to Netscape in the amount of $3,000,000 according to the following repayment schedule.

                        Paid by IBM on behalf
                         of I/NET in October, 1997   $  250,000
                        September 30, 1998           $  750,000
                        September 30, 1999           $1,000,000
                        September 30, 2000           $1,000,000

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

In addition, I/NET has agreed to pay to Netscape annual development support fees in the amount of $250,000 for a period of three years. International Business Machines Corporation has guaranteed to Netscape the above listed royalties in the event that product sales are insufficient to repay amounts due under this agreement.

In addition, IBM will provide advances against royalties in the amount of $600,000 as certain tasks are completed during the porting of the Netscape products to the IBM platform. These amounts will be reimbursed to IBM after deduction of Netscape royalties, in the amount of 10% of total revenue received from the sale of the ported products with the first reimbursement due in March 1998. The Company recognized $200,000 of revenue from these advances in 1997 as certain milestone events were met. These advances are treated as if under a research and development agreement whereby I/NET is not obligated to repay any of these funds advanced by IBM except from royalties of future sales, if any. It anticipates recording the remaining $400,000 as revenue as other milestones are met in 1998.

        LITIGATION
The Company is involved in various legal actions arising from the normal course of business. Management does not anticipate any material losses as a result of these proceedings.

12.  CONINUED EXISTENCE

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations in prior years, has a significant working capital deficit, and requires additional capital to continue its product development. Management believes the Company will continue as a going concern and is actively marketing its products which would enable the Company to meet its current obligations and provide additional funds for continued new product development. In addition, management is currently negotiating several additional contracts for its services and products. However, there can be no assurance these activities will be successful.