Form 10-Q
period 1998-03-31
I NET INC
filed 1998-05-08
CIK 789860

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the three month period ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________to___________________


                           Commission File No. 0-23806

                                   I/NET INC.
                 (Name of Small Business Issuer in its Charter)


         DELAWARE                                        87-0046720________
(State or Other Jurisdiction of                       (IRS Employer I.D. No.)
incorporation or organization)

                           643 West Crosstown Parkway
                            Kalamazoo, Michigan 49008
                    (Address of Principal Executive Officers)


                    Issuer's Telephone Number: (616) 344-3017

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d)of the Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         (1) Yes X No __ (2) Yes X No __

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date:

                                 March 31, 1998

                                   31,037,652






                         PART 1  FINANCIAL INFORMATION

Item 1.    Financial Statements

     The consolidated financial statements included herein have been prepared by I/NET, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto-included in I/NET's 1997 annual report on Form 10-KSB.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, the results of its operations for the three month periods ended March 31, 1998 and 1997, and its cash flows for the three month period ended March 31, 1998. All such adjustments are of normal and recurring nature.

                                   I/NET Inc.
                        Consolidated Statements of Income
                                   (unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                        Three Months Ending
                                                   March 31,        March 31,
                                                     1998             1997

Revenues                                         $  432,781       $  269,748

Cost of Revenues                                    242,226          130,900

    Gross Profit                                 $  190,555       $  138,848

Selling, General, and Administrative Expenses       139,489          186,052

    Earnings (loss) from operations              $   51,066       $  (47,204)

Interest Expense  Net of interest income of
$3,908 in 1998 and $271 in 1997.                    (17,501)         (26,725)

    Earnings (Loss) before Extraordinary Item    $   33,565       $  (73,929)


Extraordinary item:
         Gain on extinguishment of debt (note 3)       -              97,946

Net Earnings                                     $   33,565           24,017

Net Earnings per share
         Earnings before Extraordinary Item      $     -          $     -

         Extraordinary Item                      $     -          $     -

         Net Earnings per share                  $     -          $     -

Basic and Diluted Weighted Average Number of
     Common Shares Outstanding                    31,037,652       30,837,652


See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                           Consolidated Balance Sheet
                                   (unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                               March 31, 1998
Assets (Note 2 and 3)
     Current Assets
         Cash                                                  $    73,126
         Trade Receivables                                         137,037
         Total Current Assets                                  $   210,163

         Office Furniture and Equipment, Net of
                  Accumulated Depreciation $169,591                 36,811

         Total Assets                                          $   246,974

Liabilities and (Capital Deficit)
     Current Liabilities
         Accounts Payable                                      $   107,891
         Accruals:
             Commissions (Note 1)                                  255,500

                Other                                              200,818
         Advances from Stockholders' (Note 2)                      117,278
         Current maturities of long-term debt (Note 3)             753,000
         Total Current Liabilities                             $ 1,434,487
         Long-term Debt, less current maturities (Note 3)          548,034

           Total Liabilities                                   $ 1,982,521

         Commitments and Contingencies (Notes 8 and 11)              -

         Stockholders' Equity (Capital Deficit)
         Common Stock $.001 par value; Authorized 50,000,000 Shares:
         Issued and outstanding 31,037,652                          31,038
         Additional Paid in Capital                             11,886,674
         Deficit                                               (13,653,259)
         Total (Capital Deficit)                                (1,735,547)

Total Liabilities and (Capital Deficit)                        $   246,974


See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                          Three Months Ending
                                                         March 31       March 31
                                                           1998          1997
Operating Activities
   Net Earnings                                      $   33,565     $   24,017
   Depreciation and Amortization                          7,500          7,500
   Extraordinary Item: Gain on Extinquishment of debt       -          (97,946)
   Changes in Assets and Liabilities
       Accounts Receivable                               (57,281)     (150,735)
       Accounts Payable                                   15,825        96,391
       Accruals                                           10,542        37,490

Cash Provided By (Used In) Operating Activities      $    10,151    $  (83,283)

Investing Activities
         Capital Expenditures                            ( 8,016)   $    -

Cash (Used In) Investing Activities                  $    (8,016)   $    -

Financing Activities
         Advances from Stockholder                          -           50,000
         Repayment of Advances from Stockholders         (17,500)        -
         Proceeds from the Issuance of Notes Payable        -           50,000
         Principle Payments on Long-Term Debt            (47,448)      (33,724)

Cash Provided by (Used In) Financing Activities      $   (64,948)   $   66,276

Decrease in Cash and Cash Equivalents                $   (62,813)   $  (17,007)

Cash and Cash Equivalents, Beginning of Period           135,939        20,517

Cash and Cash Equivalent, End of Period              $    73,126    $    3,510

See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                         Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Basis of Presentation
The consolidated financial statements include the accounts of the Company, I/NET, Inc.,(a Delaware Corporation) and its wholly owned subsidiary I/NET, Inc. (a Michigan Corporation). Only the subsidiary remains an active Company and therefore the consolidated financial statements presented within are those of the subsidiary.

Description of the Business
The Company is engaged in the business of providing Website services on a contract basis to private sector clients. In addition, the Company has further developed and is marketing Internet computer software products. Its major customers are International Marketing Strategies (IMS) and International Business Machines (IBM).

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

Office Furniture, Equipment And Depreciation
Office   furniture and  equipment  are stated at  cost. Depreciation is computed by the sTraight-line method for financial reporting purposes over the estimated useful lives of the assets and by accelerated methods for tax purposes.

Taxes on Income
Deferred income taxes are recorded  to  reflect  the  future  tax   consequences
of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts.

                                   I/NET, Inc.
                         Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Developed Computer Software
Software development costs are accounted for in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Cost of Computer Software To Be Sold, Leased or Otherwise Marketed." Software development costs and certain product enhancements, when significant, are capitalized subsequent to the establishment of technological feasibility for the product and prior to the products general release to customers. Costs incurred prior to technological feasibility or subsequent to the product's general release to customers, as well as selling, general, and administrative costs associated with the products, are expensed as incurred.

Fair  Value  of  Financial
The Company's financial instruments consist of Instruments cash, receivables, notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at March 31, 1998.

Revenue Recognition
Revenues for the sale of the Company's Internet products are recognized when the product has been accepted by the customer. The Company records revenue for its long-term contracts on the percentage-of-completion basis. Under this method, revenues are determined by comparing costs incurred to date to the estimated total costs for the contract. The proportionate amounts of contract revenue are then recorded based on this percentage of completions of costs.

Earnings Per Share
Earnings per share amounts have been calculated using the weighted average number of common shares outstanding, for the respective periods. Effective

                                   I/NET Inc.
                         Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

December 31,1997, the Company adopted SFAS No. 128, "Earnings per Share." This pronouncement requires dual presentation of basic and diluted earnings per share. All outstanding warrants and options are anti-dilutive at March 31, 1998.

New Accounting Pronouncements
In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 addressed standards for reporting and display of comprehensive income and its components and SFAS No. 131 requires disclosure of reportable operating segments. In October 1997, Statement of Position (SOP) 97-2 "Software Revenue Recognition" was issued by the AICPA Accounting Standards Executive Committee. This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. All statements are effective for the Company for the year ended December 31, 1998. The Company will be reviewing these pronouncements to determine their applicability to the Company, if any.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements


1.  Commissions
In prior years the Company agreed to release a distributor from its exclusive contract to distribute certain I/NET products. In exchange for this release I/NET agreed to pay a 7.5% commission to the other distributor of I/NET's sales of certain products sold through September 30, 1999 but at a minimum of $250,000 and a maximum amount of $500,000.

2.  Short-term Advances from Stockholders
     Advances from stockholder consist of:

                                             March 31,                  1998

     Non-interest bearing notes payable to
     stockholders, due on demand                                       26,778

     Secured stockholder's advances
     bearing interest at 8%, and are due on
     demand                                                            90,500

--------------------------------------------------------------------------------

                                                                       $117,278

--------------------------------------------------------------------------------

3.  Long-term Debt
     Long-term debt consists of:

                                                                March 31, 1998
     Notes payable to vendors (see below)                        $   957,091

     Notes payable to stockholders
     bearing interest at 8% and due in
     December, 2001, secured by all
     the company's assets                                            343,940
--------------------------------------------------------------------------------

                                                                   1,301,034
     Less current maturities                                         753,000

--------------------------------------------------------------------------------

     Total Long-term Debt                                         $  548,034

--------------------------------------------------------------------------------

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Notes Payable to Vendors
Unsecured notes payable to various vendors totaling $957,091 are due in various installments and at varying interest rates.

Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2% (effectively 10.5% at March 31, 1998).

Another note in the amount of $123,282 is due in monthly installments at the rate of 5% of the previous months cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principle balance of this note was due in September 1996 The Company is in default on repayment on this note but continues to make repayments as required by the original note. This note bears interest at 8% and is classified as current.

This note in the amount of $264,536 calls for monthly installments of 5% of the previous months cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is February 2004.

Another vendor note in the amount of $18,907 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $2,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only is December 1999.

Another vendor note in the amount of $109,711 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $3,000 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is November 2001.

           See accompanying notes to consolidated financial statements

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Aggregate maturities of long-term debt over the next five years assuming repayment of stockholders' advances (Note 2) and notes are as follows:
                        1998               $ 753,000
                        1999               $  76,000
                        2000               $  75,000
                        2001               $ 413,000
                Subsequent to 2001         $ 101,000

4.  Stock Warrants
During prior years, the Company sold and issued approximately 6,000,000 shares of its common stock for cash, trademark, and extinguishment of debt. In connection with the issuances, the Company issued warrants to the purchasers of the common stock to acquire up to 1,839,285 shares of common stock at $2.40 per share. The warrants expire through 1999 and are not dilutive. Also, in connection with these sales, underwriters were issued warrants for 1,145,714 shares of common stock at a weighted average price of $.90 and are exercisable for five years, expiring in 1999. All warrants were exercisable at March 31, 1998.

5.  Related Party Transactions/Major Customers
The Company provided Internet products, and websight services to major customers as follows:

   Three months ended March 31,                1998
    Internet Products:
    International Business Machines        $  200,000
    International Marketing Strategies
    (IMS)                                      28,000

--------------------------------------------------------------------------------

                                           $  228,000

--------------------------------------------------------------------------------

    Websight Consulting Services:
     International Business Machines       $  201,000
--------------------------------------------------------------------------------
               IBM is also a minority stockholder in the Company.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Significant components of the Company's deferred tax assets are as follows:

         March 31,                                           1998
--------------------------------------------------------------------------------
   Deferred Tax Assets:
     Accruals                                       $       97,000
     Trademark                                              61,000
     Net operating loss
      carryforwards                                     3 ,578,000
     Tax Credit carryforwards                               42,000
     Capital loss carryforwards                             24,000
     Deferred Revenue                                       17,000
--------------------------------------------------------------------------------
     Total Deferred Tax Assets                       $   3,819,000

     Valuation Allowance                               ( 3,819,000)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                     $       -

--------------------------------------------------------------------------------

As of March 31, 1998, the Company had a net operating loss carryforwards approximately $10,223,000 and investment tax credit carryforwards of approximately $42,000 available to reduce future taxable income and taxes, respectively. These carryforwards expire from 1998 through 2011.

7.  Employee Benefit Plan
The Company has a profit sharing defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company Board of

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations in 1998 or 1997.

8.  Operating Leases
The Company leases its facilities and certain equipment under non-cancelable leases. Rental expense under these leases was approximately $26,000 for the three months ended March 31, 1998 and $20,000 for the three months ended March 31, 1997. Future minimum annual lease payments subsequent to March 31, 1998 are as follows:

                    1998                         $  81,000
                    1999                         $ 106,000
                    2000                         $  90,000
                    2001                         $  60,000

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

                          Option Price        Weighted Average
                            Shares       Per Share  Price Per Share
--------------------------------------------------------------------------------

January 1, 1997            42,500        $2.50            $2.50
  Granted June 1997       100,000          .37              .37
  Lapsed                  (27,500)        2.50             2.50
--------------------------------------------------------------------------------

December 31, 1997         115,000      $.37-2.50          $ .65
  and March 31, 1998
--------------------------------------------------------------------------------

                                   I/NET Inc.
                    Notes to Consolidated Financial Statement


At March 31, 1998, 582,255 shares of common stock are reserved for the incentive stock option plan and 12,000 options were vested and exercisable. The remaining contractual life on these options is five years. The remaining contractual life of the 103,000 shares outstanding is ten years.

Under SFAS No. 123, "Accounting for Stock Based Compensation", the Company is required to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for the grant in 1997; expected volatility of 93 percent; risk-free interest rate of 6.4 percent, and an expected option life at 10 years.

Under the accounting provisions of SFAS #123, the Company's net income for the three months ended March 31, 1998 would have been unaffected.

10.  Supplemental Disclosure of Cash Flow Information
Interest paid for the three months ended March 31, 1998 and 1997 was 13,000 and $11,00 respectively. The Flow Information Company paid no income taxes during 1998 and 1997.

11.  Contingencies

        Royalties
On September 30 1997, the Company entered into a software license agreement with Netscape Communications Corporation (Netscape) wherein Netscape granted to the Company the right to port certain of its Internet Server products to the IBM AS/400 platform. This agreement is for a period of three years and allows the Company to market and distribute the ported products upon their modification to the AS/400 platform.

                                   I/NET, Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

In exchange for this license agreement, I/NET has agreed to pay minimum royalties to Netscape in the amount of $3,000,000 according to the following repayment schedule:

 Paid by IBM on behalf of I/NET in October, 1997         $   250,000
                                   September 30, 1998    $   750,000
                                   September 30, 1999    $ 1,000,000
                                   September 30, 2000    $ 1,000,000

In addition, I/NET has agreed to pay to Netscape annual development support fees in the amount of $250,000 for a period of three years. International Business Machines Corporation has guaranteed to Netscape the above listed royalties in the event that product sales are insufficient to repay amounts due under this agreement.

In addition, IBM will provide advances against royalties in the amount of $600,000 as certain tasks are completed during the porting of the Netscape products to the IBM platform. These amounts will be reimbursed to IBM after deduction of Netscape royalties, in the amount of 10% of total revenue received from the sale of the ported products. The first reimbursement was due in March 1998. The Company recognized $200,000 of revenue from these advances in 1997 and $200,000 in the first quarter of 1998 as certain milestone events were met. These advances are treated as if under a research and development agreement whereby I/NET is not obligated to repay any of these funds advanced by IBM except from royalties of future sales, if any. It anticipates recording the remaining $200,000 as revenue as other milestones are met in 1998.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     Litigation
The Company is involved in various legal actions arising from the normal course of business. Management does not anticipate any material losses as a result of these proceedings.

12.  Continue Existence
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has suffered recurring losses from operations in prior years, has a significant working capital deficit, and requires additional capital to continue its product development. Management believes the Company will continue as a going concern and is actively marketing its products which would enable the Company to meet its current obligations and provide additional funds for continued new product development. In addition, management is currently negotiating several additional contracts for its services and products. However, there can be no assurance these activities will be successful.

13. Management's Discussion and Analysis of Financial Conditon and Results of Operation
Three months ended March 31, 1998 and 1997.

     Results of Operation
Revenues for the three months ended March 31, 1998 were $432,781 as compared to $269,748 for the quarter ended March 31, 1997. When analyzed by product category, revenues of Website consulting services to IBM were $201,000 in 1998, as compared to $100,000 in 1997 as the contract with IBM was signed in March 1997 to provide these services. Internet products accounted for revenues of $228,000 in 1998 and $100,000 in 1997. Revenue from the porting of Netscape products, which are included in the above, to the AS/400 operating system produced revenue of $200,000 in 1998 and $0 in 1997.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Cost of revenues increased by $111,000 as compared to 1997. The primary cause for this increase was the hiring of additional development personnel for the Netscape and IBM projects.

General and administrative expenses decreased by $47,000 as compared to 1997. The primary cause for this decrease was a reduction in administrative personnel.

Interest expenses decreased by $9,000 due to decreased borrowings in the first quarter of 1998 as interest-bearing debt continues to be repaid.

14.  Financial Condition
The Company's primary need for capital has been and Liquidity to invest in computer software development. As of March 31, 1998. The Company's working capital deficit was $1,224,000, as compared to a deficit of $1,424,000 at March 31, 1997. The resulting decrease in working capital deficit is earnings in 1998 and 1997.

The Company believes that the additional sales provided by the above mentioned agreements, the continued development of new products, together with the renegotiations of its defaulted debt, should provide the Company with sufficient working capital to fund its needs for 1998. However, there can be no assurance these activities will be successful.

In June 1997, SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise Related Information" were issued by the AICPA Accounting Standards Executive Committee. This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling or otherwise marketing computer software. All statements are effective for the Company for the year ended December 31, 1998. The Company will be reviewing

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

these pronouncements to determine their applicability to the Company, if any.

All I/NET developed software is year 2000 compliant.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:

I/NET Inc.


Date:  May 7, 1998



By: ____________________________
         Stephen J. Markee
   Director, President, CEO and CFO