Form 10QSB
period 1998-06-30
I NET INC
filed 1998-08-13
CIK 789860

U.S. Securities and Exchange Commission

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the three month period ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________to______________________


                           Commission File No. 0-23806

                                   I/NET INC.
                 (Name of Small Business Issuer in its Charter)


            DELAWARE                                         87-0046720
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

                                                    (1) Yes X No __ (2) Yes X No
--

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date:

                                  June 30, 1998

                                   31,037,652





                         PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

The consolidated financial statements included herein have been prepared by I/NET Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in I/NET's 1997 annual report on Form 10-KSB

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, the results of its operations for the six month periods ended June 30, 1998 and 1997, and its cash flows for the six month period ended June 30, 1998. All such adjustments are of normal and recurring nature.

                                   I/NET Inc.
                        Consolidated Statements of Income
                                   (Unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                          Six Months Ending
                                                         June 30,      June 30,
                                                          1998          1997
                                                       ----------    -----------

Revenues                                             $    883,132   $   675,808

Cost of Revenues                                          484,405       299,976
                                                       -----------   -----------

         Gross Profit                                 $  398,727    $   375,832

Selling, General, and Administrative Expenses            235,043        295,546
                                                       -----------   -----------

         Earnings from operations                     $  163,684    $    80,286

Interest Expense - Net of interest income of  $4,607
in 1998 and $578 in 1997.                                 (41,058)      (53,397)
                                                       -----------   -----------

         Earnings (Loss) before Extraordinary Item    $  122,626         26,889


Extraordinary item:
         Gain on extinguishment of debt (note 13)           -            97,946
                                                       -----------   -----------

Net Earnings                                          $   122,626    $  124,835
                                                       ===========    ==========
Net Earnings  per share
         Earnings before Extraordinary Item           $    -         $    -

         Extraordinary Item                           $    -         $    -

         Net Earnings per share                       $    -         $    -
                                                       ===========    ==========

Basic and Diluted Weighted Average Number of
     Common Shares Outstanding                         31,037,652    30,887,652
                                                       ===========   ===========


 See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                           Consolidated Balance Sheet
                                   (unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                   June 30, 1998
Assets (Note 2 and 3)
     Current Assets
          Cash                                                      $   102,048
          Trade Receivables                                             175,040
          Total Current Assets                                      $   277,088

         Office Furniture and Equipment, Net of
                  Accumulated Depreciation $177,091                      29,310
                                                                    ------------

         Total Assets                                               $   306,398
                                                                    ============


Liabilities and (Capital Deficit)
     Current Liabilities
         Accounts Payable                                           $   199,603
         Accruals:
              Commissions (Note 1)                                      258,000
              Other                                                     124,053
         Advances from Stockholders' (Note 2)                           100,780
         Current maturities of long-term debt (Note 3)                  735,000
                                                                    ------------
         Total Current Liabilities                                  $ 1,417,436
         Long-term Debt, less current maturities (Note 3)               535,448
                                                                    ------------

           Total Liabilities                                        $ 1,952,884
                                                                    ------------

         Commitments and Contingencies (Notes 8 and 11)                  -

         Stockholders' Equity (Capital Deficit)
         Common Stock $.001 par value; Authorized 50,000,000 Shares:
         Issued and outstanding 31,037,652                               31,038
         Additional Paid in Capital                                  11,886,674
         Deficit                                                    (13,564,198)
         Total (Capital Deficit)                                     (1,646,486)

Total Liabilities and (Capital Deficit)                             $   306,398
                                                                    ===========

 See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                           Six Months Ending
                                                         June 30       June 30
                                                           1998          1997
                                                        ----------    ----------
Operating Activities
  Net Earnings                                          $ 122,626     $ 124,835
  Depreciation and Amortization                            15,000        15,000
  Extraordinary Item: Gain on Extinquishment of debt         -          (97,946)
  Changes in Assets and Liabilities
      Accounts Receivable                                 (95,284)     (146,531)
      Accounts Payable                                     58,457        71,516
      Accruals                                            (14,646)       (9,090)
                                                        ----------    ----------

Cash Provided By (Used In) Operating Activities         $  86,153     $ (42,216)

Investing Activities
         Capital Expenditures                              (8,016)         -
                                                        ----------    ----------

Cash (Used In) Investing Activities                    $   (8,016)         -

Financing Activities
         Advances from Stockholder                            -          50,000
         Repayment of Advances from Stockholders          (33,998)         -
            Proceeds from the Issuance of Common Stock        -          50,000
         Proceeds from the Issuance of Notes Payable          -          50,000
         Principle Payments on Long-Term Debt             (78,030)     (112,259)
                                                        ----------    ----------

Cash Provided by (Used In) Financing Activities          (112,028)    $  37,741
                                                        ----------    ----------

Decrease in Cash and Cash Equivalents                  $  (33,891)    $  (4,475)

Cash and Cash Equivalents, Beginning of Period            135,939        20,517
                                                        ----------    ----------

Cash and Cash  Equivalent,  End of Period              $ 102,048       $ 16,042

See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                         Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Basis of Presentation
The consolidated financial statements include the accounts of the Company, I/NET, Inc., (a Delaware Corporation) and its wholly owned subsidiary I/NET, Inc. (a Michigan Corporation). Only the subsidiary remains an active Company and therefore the consolidated financial statements presented within are those of the subsidiary.

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

Fair Value of Financial Instruments
The Company's financial instruments consist of Instruments cash, receivables, notes payable, accounts payable, and long-term debt. Due to the short-term nature of the items, other than long-term debt and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at June 30, 1998.

Revenue Recognition

Revenues for the sale of the Company's Internet products are recognized when the product has been accepted by the customer. The Company records revenue for it long-term contracts on the percentage-of-completion basis. Under this method, revenues are determined by comparing costs incurred to date to the estimated total costs for the contract. The proportionate amounts of contract revenue are then recorded based on this percentage of completions of costs.

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

                                   I/NET Inc.
                         Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." This pronouncement requires dual presentation of basic and diluted earnings per share. All outstanding warrants and options are anti-dilutive at June 30, 1998.


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

2. Short-term Advances from Stockholders
   Advances from stockholders consist of:                       June 30,  1998

   Non-interest bearing notes payable to
   stockholders, due on demand                                    $  10,280

   Secured stockholder's advances
   bearing interest  at 8%, and are due on
   demand                                                            90,500

--------------------------------------------------------------------------------

                                                                 $ 100,780

--------------------------------------------------------------------------------

3. Long-term Debt Long-term debt consists of:                   June 30,  1998

   Notes   payable   to  vendors (see below)                    $  926,508

   Notes payable to stockholders
   bearing interest at 8% and due in
   December, 2001, secured by all
   the company's assets                                            343,940

--------------------------------------------------------------------------------
                                                                 1,270,448

   Less current maturities                                         735,000
--------------------------------------------------------------------------------


   Total Long-term Debt                                         $  535,448

--------------------------------------------------------------------------------

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Notes Payable to Vendors
Unsecured notes payable to various vendors totaling $926,508 are due in various installments and at varying interest rates.

Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2% (effectively 10.5% at June 30, 1998).

Another note in the amount of $118,744 is due in monthly installments at the rate of 5% of the previous months cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principle balance of this note was due in September 1996. The Company is in default on repayment on this note but continues to make repayments as required by the original note. This note bears interest at 8% and is classified as current.

Another note in the amount of $255,193 calls for monthly installments of 5% of the previous months cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only is, January 2004.

Another vendor note in the amount of $11,394 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $2,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only is July 1999.

Another vendor note in the amount of $100,522 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate $3,000 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is October 2001.

           See accompanying notes to consolidated financial statements

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

For the years following June 30, 1998 aggregate maturities of long-term debt over the next five years assuming repayment of stockholders' advances (Note 2) and notes are as follows:

                             1999         $735,000
                             2000         $ 70,000
                             2001         $ 77,000
                             2002         $402,000
                             2003         $ 54,000
               Subsequent to 2003         $ 33,000

4.  Stock Warrants
During prior years, the Company sold common stock for cash, trademark, and extinguishment of debt. In connection with the issuances, the Company issued warrants to the purchasers of the common stock to acquire up to 1,839,285 shares of common stock at $2.40 per share. The warrants expire through 1999 and are not dilutive. Also, in connection with these sales, underwriters were issued warrants for 1,145,714 shares of common stock at a weighted average price of $.90 and are exercisable for five years, expiring in 1999. In 1997, the Company issued 460,000 additional warrants at prices ranging from $.50 to $1.00. These warrants were issued in connection with the obtaining of the right for the Company to port certain Netscape Communications Corporation Internet Servers to the IBM AS/400 platform. (See Note 11). These warrants expire in 2000. All warrants were exercisable at June 30, 1998.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

5. Related Party Transactions/Major Customers
The Company provided Internet products, and Transactions/Major websight consulting services to a few major Customers customers namely International Business Machines (IBM) and International Marketing Strategies (IMS) as follows:

Six months ended June 30,                          1998              1997
                                         ---------------------------------------
   Internet Products:

        IBM                                     $ 325,000        $    -

        IMS                                       139,000           252,000
                                         ---------------------------------------

                                                $ 464,000        $  252,000
--------------------------------------------------------------------------------
   Websight Consulting Services:

--------------------------------------------------------------------------------
        IBM                                     $ 347,000        $  301,000
--------------------------------------------------------------------------------
 IBM is also a minority stockholder in the Company

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

As of June 30, 1998, the Company had a net operating loss carryforward approximately $10,123,000 and investment tax credit carryforwards of approximately $42,000 available to reduce future taxable income and taxes, respectively. These carryforwards expire from 1998 through 2011.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Significant components of the Company's deferred tax assets are as follows:

                                                               June 30,  1998
--------------------------------------------------------------------------------
Deferred Tax Assets:
  Accruals                                                     $   97,000
  Trademark                                                        61,000
  Net operating loss carryforwards                              3,543,000
  Tax Credit carryforwards                                         42,000
  Capital loss carryforwards                                       24,000
  Deferred Revenue                                                 17,000
--------------------------------------------------------------------------------
Total Deferred Tax Assets                                      $3,767,000

Valuation Allowance                                           ( 3,767,000)
--------------------------------------------------------------------------------

                                                               $    -

--------------------------------------------------------------------------------


7. Employee Benefit Plan

The Company has a profit sharing defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charges against operations in 1998.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

8. Operating  Lease

The Company leases its facilities and certain equipment under non-cancelable leases. Rental expense under these leases was approximately $52,000 for the month six months ended June 30, 1998 and $40,000 for the six months ended June 30 1997. Future minimum annual lease payments for the years subsequent to June 30, 1998 are as follows:

                        1999                        $112,000
                        2000                        $ 94,000
                        2001                        $ 60,000

9. Incentive Stock Option Plan

The Company maintains and incentive stock option plan that provides for the granting of options to officers and other key employees at an exercise price not less than 100% of the fair market value on the date of the grant. Twenty percent of the options become exercisable each year following the date they were granted, and can remain outstanding for five years following the day they become fully vested. Changes in options outstanding are summarized as follows:

                                          Option Price       Weighted Average
                                      Shares    Per Share    Price per share

January 1, 1997                       42,500      $2.50         $2.50
   Granted June 1997                 100,000        .37           .37
   Lapsed                           ( 27,500)      2.50          2.50
--------------------------------------------------------------------------------

December 31, 1997
and June 30, 1998                    115,500    $.37-2.50       $ .65
--------------------------------------------------------------------------------

At June 30, 1998, 582,255 shares of common stock are reserved for the incentive stock option plan and 32,000 options were vested and exercisable. The remaining contractual life on these options is four years. The remaining contractual life of the 83,000 shares outstanding is nine years.

Under SFAS no. 123 "Accounting for Stock Based Compensation", the Company is required to provide pro forma information regarding net income and earnings

                                   I/NET Inc.
                   Notes to Consolidated Financial Statement
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

per share as if compensation cost for the Company's stock option plan had been etermined in accordance with the fair based method prescribed in SFAS no. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following assumptions used for the grant in 1997; expected volatility of 93 percent; risk-free interest rate of 6.4 percent, and an expected option life at 10 years.

Under the accounting provisions of SFAS No. 123, the Company's net income for the six months ended June 30, 1998 would have been affected.

10. Supplemental  Disclosure
Interest paid for the six months ended June 30,1998 Disclosure of Cash Flow and 1997 was $24,000 and $16,000 respectively. Information The Company paid no income taxes during 1998 and 1997.

11. Contingencies

     Royalties
In September 30, 1997, the Company entered into a software license agreement with Netscape Communications Corporation (Netscape) wherein Netscape granted to the Company the right to port certain of its Internet Server products to the IBM AS/400 platform. This agreement is for a period of three years and allows the Company to market and distribute the ported products upon their modification to the AS/400 platform.

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

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

In addition, I/NET has agreed to pay Netscape an annual development support fee of $250,000 for a three year period.

International Business Machines Corporation has guaranteed to Netscape the above listed royalties in the event that product sales are insufficient to repay amounts due under this agreement.

In addition, IBM will provide advances against royalties in the amount of $600,000 as certain tasks are completed during the porting of the Netscape products to the IBM platform. These amounts will be reimbursed to IBM after deduction of Netscape royalties, in the amount of 10% of total revenue received from the sale of the ported products. The first reimbursement was due in March 1998. The Company recognized $200,000 of revenue from these advances in 1997 and $325.000 in the six months of 1998 as certain milestone events were met. These advances are treated as if under a research and development agreement whereby I/NET is not obligated to repay any of these funds advanced by IBM except from royalties of future sales, if any. It anticipates recording the remaining $75,000 as revenue as other milestones are met in 1998.

   Litigation

The Company is involved in various legal actions arising from the normal course of business. Management does not anticipate any material losses as a result of these proceedings.

12.  Continue Existence
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations in prior years, has a significant operating capital to continue its product development. Management believes the Company will continue as a going concern and is actively marketing its products,

                               I/NET Inc. Notes to
                       Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

which would enable the Company to meet its current obligations and provide additional funds for continue new product development. In addition, management is currently negotiating several additional several additional contracts for its services and products. However, there can be no assurance these activities will be successful.

13. Management's Discussion and Analysis of Financial Condition and Results of Operation
Six months ended June 30, 1998 and 1997.


Results of Operation
Revenues for six months ended June 30, 1998 were $883,132 as compared to $675,808 for the six months ended June 30, 1997. When analyzed by product category, revenues of Website consulting services to IBM were $347,000 in 1998, as compared to $301,000 in 1997. Sale of Internet products accounted for revenues of $469,000 in 1998 and $252,000 in 1997. Revenue from the porting of Netscape products, which are included in the above, to the AS/400 operating system produced revenue of $325,000 in 1998 and $0 in 1997.

Cost of revenues increased by $184,000 as compared to 1997. The primary cause for this increase was the hiring of additional development personnel for the Netscape and IBM projects and addition of a Netscape development fee of $125,000 in 1998.

General and administrative expenses decreased by $61,000 as compared to 1997. The cause for this decrease was the reduction of administrative personnel costs and continued cost containment measures.

Interest expenses decreased by $12,000 due to decreased borrowings in the first six months of 1998 as interest-bearing debt continues to be repaid.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Also in 1997, the Company recognized an extraordinary item in the amount of $98,000 from the recognition of forgiveness of indebtedness.

14. Financial Condition

The Company's primary need for capital has been and Liquidity to invest in computer software development. As of June 30, 1998. The Company's working capital deficit was $1,140,000 as compared to a deficit of $1,333,000 at June 30, 1997, the resulting decrease in working capital deficit is earnings in 1998 and 1997.

The Company believes that the additional sales provided by the above mentioned agreements, the continued development of new products, together with the renegotiations of its defaulted debt, should provide the Company with sufficient working marketing its products, which would enable the Company to meet its current obligations and provide additional funds for continue new product development. In addition, management is currently negotiating several additional several additional contracts for its services and products. However, there can be no assurance these activities will be successful.

In June 1997, SFAS No. 130 "Reporting Comprehensive Income "Segments of an Enterprise Related Information" were issued by the AICPA Accounting Standards Executive Committee. This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling or otherwise marketing computer software. All statements are effective for the Company for the year ended December 31, 1998. The Company will be reviewing these pronouncements to determine their applicability to the Company, if any.

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


I/NET Inc.




Date:  August 7, 1998




By:             /s/ Steven J. Markee
--------------------------------------------------------
                  Stephen J. Markee
         Director, President, CEO and CFO