Form 10QSB
period 1998-09-30
I NET INC
filed 1998-10-23
CIK 789860

U.S. Securities and Exchange Commission

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the nine month period ended September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________to_____________________


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

                          (1) Yes X No __ (2) Yes X No__

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date:

                               September 30, 1998

                                   31,037,652





                         PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

The consolidated financial statements included herein have been prepared by I/NET Inc. ("I/NET" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in I/NET's 1997 annual report on Form 10-KSB

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, the results of its operations for the nine month periods ended September 30, 1998 and 1997, and its cash flows for the nine month periods ended September 30, 1998 and 1997. All such adjustments are of normal and recurring nature.

                                   I/NET Inc.
                        Consolidated Statements of Income
                                   (Unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                        Nine Months Ending
                                                   September 30,  September 30,
                                                      1998             1997

Revenues                                           $ 1,338,856     $ 1,094,997

Cost of Revenues                                       652,740         476,697
                                                    -----------     -----------

         Gross Profit                              $   686,116     $   618,300

Selling, General, and Administrative Expenses          391,797         468,589
                                                    -----------     -----------
         Earnings from operations                  $   294,319     $   149,711

Interest Expense - Net of interest income of
$5,864 in 1998 and $789 in 1997.                       (58,696)        (79,126)
                                                    -----------     -----------
         Earnings before Extraordinary Item        $   235,623      $   70,585


Extraordinary item:
         Gain on extinguishment of debt (note 13)        -              97,946
                                                    -----------     -----------
Net Earnings                                       $   235,623      $  168,531
                                                    ===========     ===========
Net Earnings  per share
         Earnings before Extraordinary Item        $    .01         $     -

              Extraordinary Item                   $     -          $     -
                                                    -----------     -----------
         Net Earnings per share                    $    .01         $     -
                                                    ===========     ===========
Basic and Diluted Weighted Average Number of
     Common Shares Outstanding                      31,037,652      30,937,652


See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                           Consolidated Balance Sheet
                                   (unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                        September 30, 1998
Assets (Note 2 and 3)
     Current Assets
         Cash                                              $   150,319
         Trade Receivables                                     152,571
                                                            -----------
         Total Current Assets                              $   302,890

         Office Furniture and Equipment, Net of
                  Accumulated Depreciation $184,591             26,304
                                                            -----------
         Total Assets                                      $   329,194
                                                            ===========

Liabilities and (Capital Deficit)
     Current Liabilities
         Accounts Payable                                  $   141,207
         Accruals:
              Commissions (Note 1)                             258,000
              Other                                            139,660
         Advances from Stockholders' (Note 2)                  100,780
         Current maturities of long-term debt (Note 3)         715,000
                                                            -----------
         Total Current Liabilities                         $ 1,354,647
         Long-term Debt, less current maturities (Note 3)      508,036
                                                            -----------
         Total Liabilities                                 $ 1,862,683

         Commitments and Contingencies (Notes 8 and 11)         -

         Stockholders' Equity (Capital Deficit)
         Common Stock $.001 par value; Authorized
            50,000,000 Shares:
         Issued and outstanding 31,037,652                      31,038
         Additional Paid in Capital                         11,886,674
         Deficit                                           (13,451,201)
                                                           ------------
         Total (Capital Deficit)                            (1,533,489)

         Total Liabilities and (Capital Deficit)           $   329,194
                                                           ============

See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                        Nine Months Ending
                                                    September 30 September 30
                                                        1998         1997
Operating Activities
         Net Earnings                                 $235,623    $ 168,531
         Depreciation and Amortization                  22,500       22,500
           Extraordinary Item: Gain on
              Extinquishment of debt                      -         (97,946)
         Changes in Assets and Liabilities
                  Accounts Receivable                  (72,815)    (157,278)
                  Accounts Payable                          64       93,324
                  Accruals                                 961       (7,377)
                                                      ---------    ---------
Cash Provided By Operating Activities                 $186,333     $ 21,754

Investing Activities
         Capital Expenditures                          (12,512)        -
                                                      ---------    ---------
Cash (Used In) Investing Activities                   $(12,512)        -

Financing Activities
         Advances from Stockholder                        -          50,000
         Repayment of Advances from Stockholders       (33,998)         -
            Proceeds from the Issuance of Common Stock    -          50,000
         Proceeds from the Issuance of Notes Payable      -          50,000
         Principle Payments on Long-Term Debt         (125,443)    (166,995)
                                                      ---------    ---------
Cash (Used In) Financing Activities                   (159,441)    $(16,995)
                                                      ---------    ---------
Increase in Cash and Cash Equivalents                 $ 14,380     $  4,759

Cash and Cash Equivalents, Beginning of Period         135,939       20,517
                                                      ---------    ---------
Cash and Cash Equivalent, End of Period               $ 50,319     $ 25,276
                                                      =========    =========
See accompanying summary of accounting policies and notes to consolidated financial statements

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

Description  of the  Busines
     The Company is engaged in the business of providing Website services on a contract basis to private sector clients. In addition, the Company has further developed and is marketing Internet computer software products. Its major customers are International Marketing Strategies (IMS) and International Business Machines (IBM).

Use of  Estimate
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Office Furniture, Equipment and Deprecition
     Office furniture and equipment are stated at cost. Depreciation is computed by the straight-line method for financial reporting purposes over the estimated useful lives of the assets and by accelerated methods for tax purposes.

Taxes on Income
     Deferred income taxes are recorded to reflect the future tax consequences of temporary differencess between the tax bases of assets and liabilities and

                                   I/NET, Inc.
                         Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

between the tax bases of assets and liabilities and their financial reporting amounts.

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

Fair Value of Financial Instruments
     The Company's financial instruments consist of cash, receivables, notes payable, accounts payable, and long-term debt. Due to the short-term nature of the items, other than long-term debt and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at September 30, 1998.

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

                                   I/NET Inc.
                         Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." This pronouncement requires dual presentation of basic and diluted earnings per share. All outstanding warrants and options are anti-dilutive at September 30, 1998.

Comprehensive Income
     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company adopted this standard effective January 1, 1998. Total comprehensive income was the same as net income for the nine months ended September 30, 1998 and 1997 respectively.

New Accounting Pronouncements
     In July 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" were issued. SFAS No. 131 requires disclosure of reportable operating segments. In October 1997, Statement of Position (SOP) 97-2 "Software Revenue Recognition" was issued by the AICPA Accounting Standards Executive Committee. This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. These statements are effective for the Company for the year ended December 31, 1998. The Company is reviewing these pronouncements to determine
their   applicability  to  the  Company,  if  any.

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

2. Short-term Advances From Stockholders
   Advances from stockholders consist of:
                                                 September 30, 1998
   Non-interest bearing notes payable to
   stockholders, due on demand                      $  10,280

   Secured stockholder's advances bearing
   interest  at 8%, and are due on demand              90,500

--------------------------------------------------------------------------------

                                                    $ 100,780

--------------------------------------------------------------------------------

3. Long-term Debt
   Long-term debt consists of:

                                                  September 30, 1998

   Notes payable to vendors (see below)             $ 879,096

   Notes payable to stockholders
   bearing interest at 8% and due in
   January, 2002, secured by all
   the company's assets                               343,940

--------------------------------------------------------------------------------
                                                    1,223,036

   Less current maturities                            715,000
--------------------------------------------------------------------------------


   Total Long-term Debt                             $ 508,036

--------------------------------------------------------------------------------

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Notes Payable to Vendors
     Unsecured notes payable to various vendors totaling $879,096 are due in various installments and at varying interest rates.

     Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2% (effectively 10.25% at September 30, 1998).

     Another note in the amount of $98,950 is due in monthly installments at the rate of 5% of the previous months cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principle balance of this note was due in September 1996. The Company is in default on repayment on this note but continues to make repayments as required by the original note. This note bears interest at 8% and is classified as current.

     Another note in the amount of $243,536 calls for monthly installments of 5% of the previous months cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only is, December 2003.

     Another note in the amount of $87,299 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate $3,000 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is July 2001.

     Another note in the amount of $8,656 is due in monthly installments of 5% of the previous months cash receipts (as defined) but at a number minimum of $2,000 bi-monthly and bears interest at the prime rate plus 2%. Final payments assuming minimum payment only is July 1999.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     For the years following September 30, 1998 aggregate maturities of long-term debt over the next five years assuming repayment of stockholders' advances (Note 2) and notes are as follows:

                              1999     $715,000
                              2000     $ 73,000
                              2001     $ 72,000
                              2002     $394,000
                              2003     $ 56,000
                Subsequent to 2003     $ 14,000


4.   Stock Warrants
     During prior years, the Company sold common stock for cash, trademark, and extinguishment of debt. In connection with the issuances, the Company issued warrants to the purchasers of the common stock to acquire up to 1,839,285 shares of common stock at $2.40 per share. The warrants expire through 1999 and are not dilutive. Also, in connection with these sales, underwriters were issued warrants for 1,145,714 shares of common stock at a weighted average price of $.90 and are exercisable for five years, expiring in 1999. In 1997, the Company issued 460,000 additional warrants at prices ranging from $.50 to $1.00. These warrants were issued in connection with the obtaining of the right for the Company to port certain Netscape Communications Corporation Internet Products to the IBM AS/400 platform. (See Note 11). These warrants expire in 2000. All warrants were exercisable at September 30, 1998.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

5.   Related Party Transactions/Major Customers
     The Company provided Internet products, and websight consulting services to
a  few  major  customers  namely  International   Business  Machines  (IBM)  and
International Marketing Strategies (IMS) as follows:

                     Nine months ended September 30, 1998        1997
                     Internet Products:

                     LANSA, Inc.                      -      $  138,000

                     IBM                       $   375,000   $     -

                     IMS                           376,000      379,000

                                               $   751,000   $  517,000

                     Websight Consulting Services:

--------------------------------------------------------------------------------
                     IBM                        $   506,000   $ 500,000
-------------------------------------------------------------------------------
                IBM is also a minority stockholder in the Company

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

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Significant  components   of   the Company's deferred tax assets are as follows:

                                              September 30, 1998
--------------------------------------------------------------------------------
Deferred Tax Assets:
  Accruals                                      $   97,000
  Trademark                                         61,000
  Net operating loss carryforwards               3,507,000
  Tax Credit carryforwards                          42,000
  Capital loss carryforwards                        24,000

--------------------------------------------------------------------------------
Total Deferred Tax Assets                       $ 3,731,000

Valuation Allowance                             ( 3,731,000)
--------------------------------------------------------------------------------

                                                $     -

--------------------------------------------------------------------------------

     As of September 30, 1998, the Company had a net operating loss carryforward approximately $10,021,000 and investment tax credit carryforwards of approximately $42,000 available to reduce future taxable income and taxes, respectively. These carryforwards expire from 1998 through 2011.

7.   Employee Benefit Plan
     The Company has a profit sharing defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charges against operations in 1998 or 1997.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

8.   Operating  Lease
     The Company leases its facilities and certain equipment under non-cancelable leases. Rental expense under these leases was approximately $79,000 for the month nine months ended September 30, 1998 and $58,000 for the nine months ended September 30 1997. Future minimum annual lease payments for the years subsequent to September 30, 1998 are as follows:

                         1999           $112,000
                         2000           $ 94,000
                         2001           $ 40,000

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

                                               Option Price   Weighted Average
                                    Shares       Per Share     Price per share

         January 1, 1997            42,500         $2.50            $2.50
           Granted June 1997       100,000           .37              .37
           Lapsed                 ( 27,500)         2.50             2.50

         December 31, 1997
           and September 30, 1998  115,500       $.37-2.50           $.65

     At September 30, 1998, 582,255 shares of common stock are reserved for the incentive stock option plan and 32,000 options were vested and exercisable. The remaining contractual life on these options is four years. The remaining contractual life of the 83,000 shares outstanding is nine years.

                                   I/NET Inc.
                    Notes to Consolidated Financial Statement
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

     Under the accounting provisions of SFAS No. 123, the Company's net income for the nine months ended September 30, 1998 would not have been affected.

10.  Supplemental Disclosure of Cash Flow Information
     Interest paid for the nine months ended September 30, 1998 and 1997 was $34,000 and $44,000 respectively. The Company paid no income taxes during 1998 and 1997.

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

     In exchange for this license agreement, I/NET has agreed to pay minimum royalties to Netscape in the amount of $3,000,000 according to the following repayment schedule:

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Paid by IBM on behalf of I/NET in October 1997        $  250,000

Paid by IBM on behalf of I/NET in September 1998      $  750,000
                              September 30, 1999      $1,000,000
                              September 30, 2000      $1,000,000

     In addition, I/NET has agreed to pay Netscape an annual development support fee of $250,000 for a three year period. Netscape has agreed to waive this fee until the products are ready to be marketed.

     IBM has guaranteed to Netscape the above listed royalties in the event that product sales are insufficient to repay amounts due under this agreement.

     In addition, IBM will provide advances against royalties in the amount of $600,000 as certain tasks are completed during the porting of the Netscape products to the IBM platform. These amounts will be reimbursed to IBM after deduction of Netscape royalties, in the amount of 10% of total revenue received from the sale of the ported products. The first reimbursement was due in March 1998. The Company recognized $200,000 of revenue from these advances in 1997 and $375,000 in the first nine months of 1998 as certain milestone events were met. These advances are treated as if under a research and development agreement whereby I/NET is not obligated to repay any of these funds advanced by IBM except from royalties of future sales, if any. It anticipates recording the remaining $25,000 as revenue as other milestones are met in 1998.

        Litigation

     The Company is involved in various legal actions arising from the normal course of business. Management does not anticipate any material losses as a result of these proceedings.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

12.  Continued Existence
     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had suffered recurring losses from operations in prior years, has a significant operating capital deficit and requires additional capital to continue its product development. Management believes the Company will continue as a going concern and is actively marketing its products, which would enable the Company to meet its current obligations and provide additional funds for continue new product development. In addition, management is currently developing several additional projects for its services and products. However, there can be no assurance these activities will be successful.

13. Management's Discussion And Analysis of Financial Condition and Results of Operation
     Nine months ended September 30, 1998 and 1997.

     Results of Operation
     Revenues for nine months ended September 30, 1998 were $1,338,856 as compared to $1,094,997 for the nine months ended September 30, 1998. When analyzed by product category, revenues of Website consulting services to IBM were $506,000 in 1998, as compared to $500,000 in 1997. Sale of Internet products accounted for revenues of $756,000 in 1998 and $517,000 in 1997. Revenue from the porting of Netscape products, which are included in the above sale of Internet products to the AS/400 operating system produced revenue of $375,000 in 1998 and $0 in 1997.

     Cost of revenues increased by $176,000 as compared to 1997. The primary cause for this increase was the hiring of additional development personnel for the Netscape and IBM projects.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     General and administrative expenses decreased by $75,000 as compared to 1997. The cause for this decrease was the reduction of administrative personnel costs and continued cost containment measures.

     Interest expenses decreased by $20,000 due to decreased borrowings in the first nine months of 1998 as interest-bearing debt continues to be repaid.

     Also in 1997, the Company recognized an extraordinary item in the amount of $98,000 from the recognition of forgiveness of indebtedness.

14.  Financial Condition and Liquidity
     The Company's primary need for capital has been and Liquidity to invest in computer software development. As of September 30, 1998. The Company's working capital deficit was $1,052,000 as compared to a deficit of $1,317,000 at September 30, 1997, the resulting decrease in working capital deficit has been provided by earnings in 1998 and 1997.

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

     During the third quarter of 1998, the Company introduced the Beta Version of its Netscape Servers running on the AS/400. This Beta Version has been initially well received. The Company has scheduled the next release of this Internet product at the end of 1998.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     In June 1997, SFAS No. 130 "Reporting Comprehensive Income "Segments of an Enterprise Related Information" were issued by the AICPA Accounting Standards Executive Committee. This SOP provides guidance on when revenue should be selling or otherwise marketing computer software. All statements are effective for the Company for the year ended December 31, 1998. The Company is reviewing this pronouncement to determine its applicability to the Company, if any.

     All I/NET developed software is year 2000 compliant.

"SAFE HARBOR" Statement Under the Private Securities Litigation Act of 1995
     Certain information contained in this form 10-QSB may constitute or include forward-looking statements. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; possible future acquisitions and divestitures; technological changes and developments in the competitive environment in which the Company operates; spending patterns of the Company's customers; success of the Company in negotiations with its lenders; size, timing, and recognition of revenue from significant orders; ability of the Company to successfully implement its business strategy of developing and licensing client/server decision support application software designed to address specific industry markets; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles, cost and continued availability of third party software and technology incorporated into the Company's products; potential obsolescence of the Company's existing products or services; cost ans

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

availability of developers, success in and expense associated with the development, production, testing, marketing, and shipping of products, including a failure to ship new products and technologies when anticipated, failure of customers to accept these products and technologies when planned, and any defects in products; perceived absolute or relative overall value of the Company's products by the company's customers, including features, quality, and pricing compared to other competitive products; amount, and rate of growth in, the Company's selling, general and administrative expenses; occurrence of any expenditures and expenses, including depreciation and research and development expenses; costs and other effects of legal and administrative cases and proceedings (whether civil or criminal), settlements, and investigations, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights; adoption of new, or changes in, accounting policies and practices and the application of such policies and practices; and effects or changes within the Company's organization or in compensation and benefit plans. Since the purchase of the Company's products is relatively discretionary and involves a commitment of capital, in the event of any downturn in any potential customers' business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected. Shareholders are cautioned not to place undue reliance on the forward-looking statements made in this Form 10-QSB, which speaks only as of the date hereof.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:


I/NET, Inc.




Date:  October 23, 1998




By:  /S/     Stephen J. Markee
     _________________________________

             Stephen J. Markee
       Director, President, CEO and CFO