Form 10-K
period 1998-12-31
I NET INC
filed 1999-03-11
CIK 789860

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual  Report under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934 for the fiscal year ended December 31, 1998.


[ ] Transition Report under Section13 or 15(d) of the Securities Exchange Act of
    1934 For the transition period from ______________to_____________

                           Commission File no. 0-23806

                                   I/NET, Inc.
                 (Name of Small Business Issuer in its Charter)

               DELAWARE                                 87-0046720
--------------------------------------------------------------------------------
       (State or Other Jurisdiction of           (IRS Employer I.D. No.)
        Incorporation or organization)

                            643 W. Crosstown Parkway
                            Kalamazoo, Michigan 49008
                    (Address of Principal Executive Officers)

                    Issuer's Telephone Number: (616) 344-3017

         Securities Registered under Section 12(b) of the Exchange Act:

    Title of Each Class             Name of Each Exchange on Which Registered

         None                                       None

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

          (1)  Yes   X   No____              (2)   Yes   X   No____

Check if there is no disclosure of delinquent files in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $1,768,379

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $20,356,973. This valuation is based upon the average bid price for shares of common voting stock of the Registrant on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on January 15, 1999.

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

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not Applicable.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                December 31, 1998

                                   31,037,652

                       DOCUMENTS INCORPORATED BY REFERENCE

     Transitional Small Business Disclosure Format (check one): Yes X NO ___






                      -THIS SPACE INTENTIONALLY LEFT BLANK-

                                TABLE OF CONTENTS



Item 1.  Description of Business ..............................................4

Item 2.  Description of Property...............................................7

Item 3.  Legal Proceedings.....................................................7

Item 4.  Submission of Matters to a Vote of Security Holders...................7

Item 5.  Market for Common Equity and Related Stockholder Matters..............7

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................7

Item 7.  Financial Statements..................................................9

Item 8.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure..............................................9

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act............9

Item 10. Executive Compensation...............................................11

Item 11. Security Ownership of Certain Beneficial Owners and Management.......13

Item 12. Certain Relationships and Related Transactions.......................13

Item 13. Reports on Form 8-K and Exhibits.....................................14

Signatures....................................................................15

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

On January 25, 1999, I/NET, Inc. signed a letter of intent for the acquisition of Consolidated Graphics Group, Inc. (CGG), a privately-held computer graphics, multimedia, printing and direct marketing firm based in Cleveland, Ohio. At the closing of the acquisition, I/NET will issue 16 million shares of its common stock to acquire all of the outstanding stock of CGG, which had revenues of approximately $12 million in 1998 and has total assets of approximately $20 million.

Completion of the acquisition is subject to customary terms and conditions, including approval of definitive documentation by the I/NET Board of Directors and completion of due diligence, as well as I/NET's common stock being eligible for listing on the NASDAQ SmallCap Market. The companies expect the acquisition to be completed in the second quarter of 1999. CGG will remain in Cleveland and operate as a subsidiary of I/NET with corporate headquarters in Kalamazoo.

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

The Company has performed development work under contract with International Business Machine (IBM) for many years, including developing multi-media software running on the IBM system AS/400, a mid-range computer system. I/NET also performs Websight Consulting Services for IBM.

During 1995, I/NET brought to the marketplace its own Web Server/400 TM as the first commercially available product, which can connect the nearly 425,000 AS/400 midrange computers worldwide to the Internet. The "Web" lets Internet users around the world exchange information in the form of displayed text, images, sound, and video. Available since July, 1995, I/NET's Web Server/400 is currently used by businesses around the world, with installations in Hong Kong, Germany, England, the Netherlands, Italy, Korea, Japan, and Israel, in addition to Canada and the United States. Current installations include: Software 2000, Inc., Marcam Corporation, Dynamic Healthcare Technologies, Inc., Mattel Toys, MCI, Eli Lilly, Builders Square, Toyota of America, Caesers Palace, United Technologies Automotive, and Anheuser-Busch.

I/NET's Commerce Server/400 TM was made available in August, 1996. This product provides AS/400 users with the ability to conduct secured encrypted financial and other transactions over the Internet. Current customers include IBM, Enterprise Rent-A-Car, MCI, State Bar of California, and Dreyfus Brokerage Services, Inc. These companies have installed the product in various locations throughout the world. In February 1997, IBM bestowed upon I/NET the prestigious Partner in Development "Product of the Year Award" for Commerce Server/400TM. During 1998, the Company was licensed by the United States Department of Commerce to export its strong encrypted version of this product to various end users throughout the world.

IBM AS/400 is the world's most popular multi-user business computing system, with nearly 425,000 units installed worldwide supporting from 1 to 7,000 users, IBM and its 8,000 Business Partners offer AS/400 customers 25,000 applications, including 3,000 for the client/server. Among AS/400 customers are 98 percent of the Fortune 100 Industrials.

The Company successfully negotiated a contract with IBM in March 1997 for providing Website consulting services. This contract, while cancelable, is for a period of twenty-four months and an extension is currently being renegotiated.

I/NET has also signed an agreement with Netscape Communications Corp. (Netscape) a world leader in delivering Internet solutions to the marketplace. This agreement gives I/NET the right to port their entire suite of Internet servers to the AS/400, and also distribute these products for the next three years. IBM was instrumental in arranging this agreement. The Company released this product during February 1999.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

The Company has signed exclusive worldwide marketing and distribution agreements with International Marketing Strategies, (IMS) and IMS-Europe for the distribution of its Web Server/400 products. All marketing services are performed by IMS and IMS-Europe.

COMPETITIVE  BUSINESS  CONDITIONS  AND THE SMALL BUSINESS ISSUER'S   COMPETITIVE
POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

The Company's contract work performed for IBM has been competitively acquired, and usually the final selection is between I/NET and departments within IBM.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

Developing software requires few tangible raw materials. The most important element in this process is the personnel who plan, design, and develops the software code. I/NET has consistently hired the best talent available. It recruits top-of-the-class talent from two Kalamazoo-based colleges as well as candidates from the east coast of the United States.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company provided Internet products and Website consulting services to a few major customers during 1998 and 1997 as follows:

Year ended December 31,                            1998               1997
--------------------------------------------------------------------------------
Internet Products

      IBM                                       $390,000            $200,000

      IMS                                        580,000             405,000

      LANSA, Inc.                                   -                300,000
--------------------------------------------------------------------------------

                                                $970,000            $905,000
--------------------------------------------------------------------------------
      Website Consulting Services

      IBM                                       $700,000            $702,000
--------------------------------------------------------------------------------

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

I/NET has various trademarks for its products, including WEB SERVER/400, COMMERCE SERVER/400, and CAREER/NET.

On September 30, 1997, the Company entered into a software license agreement with Netscape wherein Netscape granted to the Company the right to port certain of its Internet Server products to the IBM AS/400 platform. This agreement is for a period of three years and allows the Company to market and distribute the ported products upon their modification to the AS/400 platform.

In exchange for this license agreement, I/NET has agreed to pay minimum royalties to Netscape in the amount of $3,000,000 according to the following repayment schedule:

                    Paid by IBM on behalf of
                       I/NET in October, 1997           $  250,000
                    Paid by IBM on behalf of
                       I/NET in September, 1998         $  750,000
                       September 30, 1999               $1,000,000
                       September 30, 2000               $1,000,000

IBM has guaranteed to Netscape the above listed royalties in the event that product sales are insufficient to repay amounts due under this agreement. In addition, I/NET has agreed to pay to Netscape annual development support feels in the amount of $250,000 for a period of three years. Netscape has agreed to waive its fee for 1998.

IBM is providing advances against royalties in the amount of $600,000 as certain tasks are completed during the porting of the Netscape products to the IBM platform. These amounts will be reimbursed to IBM after deduction of Netscape royalties in the amount of 10% of total revenue received from the sale of the ported products. If the revenue from the sales of these Netscape products are insufficient, I/NET will not have to repay any of these royalties advanced. The Company recognized $390,000 of revenue from these advances in 1998 and $200,000 in 1997 as certain milestone events were met.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTIONS OR SERVICES

The performance of services and the supply of products by the Company are not subject to governmental approval except as they relate to strong encrypted software products which are under government regulation.

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

There was no research and development costs incurred by the Company during the calendar years ended December 31, 1998 and 1997.

COST AND EFFECTS OF COMPLIANCE  WITH  ENVIRONMENTAL  LAWS (FEDERAL,  STATE,  AND
LOCAL)

There are no foreseeable adverse effects on the present or contemplated business operations resulting from environmental laws, rules, or regulations.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

As of December 31, 1998, the Company had 18 full time employees and one part time employee.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has its principal executive and administrative offices are located at 643 West Crosstown Parkway, Kalamazoo, Michigan, which is comprised of approximately 5,600 square feet. This facility is leased and rental payments on the space amounted to $77,000 for 1998.

Management considers its offices to be well maintained, in good operating condition and suitable and adequate for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during 1998.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is listed on the "Electronic Bulletin Board" of the NASD. The stock activity for the calendar years 1998 and 1997 is summarized by quarter below:

                 1998    1998    1998    1998    1997    1997    1997    1997
               1st qtr 2nd qtr 3rd qtr 4th qtr 1st qtr 2nd qtr  3rd qtr 4th qtr
--------------------------------------------------------------------------------
HIGH            $0.24   $0.36   $0.28   $1.03   $0.75   $0.50   $0.41    $0.36
LOW             $0.18   $0.17   $0.13   $0.08   $0.50   $0.34   $0.34    $0.21

These bid prices are quotations of broker-dealers that reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS

The number of record holders of the Company's common stock as of December 31, 1998, was 291. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CALENDAR YEARS ENDED DECEMBER 31, 1998 AND 1997

RESULTS OF OPERATIONS

Revenues for the year ended December 31, 1998, were $1,768,379 as compared to $1,692,170 for the year ended December 31, 1997. When analyzed by product category, revenues of Website consulting services to IBM were $700,000 in 1998, as compared to $702,000 in 1997. Internet products accounted for revenues of $970,000 in 1998 and $905,000 in 1997. Cost of revenues increased by $161,000 as compared to 1997. The primary cause for this increase was the hiring of additional personnel for the Netscape and IBM projects.

General and administrative expenses decreased by $67,000 as compared to 1997. The cause for this decrease was continued cost containment measures.

Interest expenses decreased by $26,000 due to the continued repayment of borrowings.

During March 1997, the Company entered into an agreement with a note holder to form a joint venture. I/NET contributed previously written-off technology together with a trademark and web presence in exchange for the forgiveness of $97,946 of indebtedness. The noteholder is required to contribute cash and marketing expertise in this joint venture. There have been minimal operating activities on this joint venture to date. This $97,946 has been treated as an extraordinary item for financial statement purposes for 1997.

FINANCIAL CONDITION AND LIQUIDITY

The Company's primary need for capital has been to invest in computer software development. As of December 31, 1998, the Company's working capital deficit was $1,037,000, compared to a deficit of $1,106,000 at December 31, 1997. The resulting decrease in working capital deficit is primarily due to earnings in 1998 of $288,000 and continued repayment of its debt obligations.

The Company believes that the additional sales provided by the above mentioned agreements and the continued development of new products should provide the Company with sufficient working capital to fund its needs for 1998 with the proposed anticipated acquisition of Consolidated Graphics Group, Inc., the Company should be able to benefit from additional financial resources. However, there can be no assurance these activities will be successful.

All I/NET developed software is year 2000 compliant. All I/NET internal computer software is year 2000 compliant.

The Company is in the process of reviewing the insurance, regulatory and legal implications as they relate to the year 2000. The Company at this time does not anticipate that the costs associated with this review will be material to the Company's financial condition or results of operations.

The Company's plan to determine the year 2000 compliance status of its key suppliers and customers is in progress. The plan involves soliciting information from suppliers and customers through use of surveys, and follow-up discussions and testing where needed. The Company will send out surveys to all of its key suppliers and certain key customers and anticipates receiving back a majority of these surveys. While the Company cannot guarantee year 2000 compliance by its key suppliers and customers, and in many cases will be relying on statements from outside vendors without independent verification, preliminary indicators indicate that key suppliers and customers are aware of the issues and are working on a solution to achieve compliance on or before the year 2000. The Company is also in the process of developing a contingency plan to deal with those key suppliers and customers who may not be year 2000 compliant prior to the year 2000. If certain key suppliers or customers were not year 2000 compliant and the Company was unaware of the noncompliance, the Company's results of operations and financial condition could be significantly negatively impacted. However, at this time the Company is not aware of any key suppliers or customers who will not be year 2000 compliant by the year 2000. The Company's next steps will be to complete the solicitation of key customers, obtain more detailed information from certain key suppliers and customers, follow-up with those companies who will not respond to the surveys and testing of systems.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations in prior years, has a significant working capital deficit, and requires additional capital to continue its product development. Management believes the company will continue as a going concern and is actively marketing its products which would enable the Company to meet its current obligations and provide additional funds for continued new product development. In addition, management is currently negotiating several additional contracts for its services and products. Management is also embarking on other strategic initiates to expand its business opportunities. However, there can be no assurance these activities will be successful.

ITEM 7. FINANCIAL STATEMENTS

Section                                                            Page Number

Report of Independent Certified Public Accountants.......................18

Consolidated Balance Sheets as of December 31, 1998 and 1997..........19-20

Consolidated Statements of Earnings for the years ended
  December 31, 1998 and 1997.............................................21

Consolidated Statements of  Capital Deficit for the years
  ended December 31, 1998 and 1997.......................................22

Consolidated Statements of Cash Flows for the years
  ended December 31, 1998 and l997.......................................23

Summary of Accounting Policies........................................24-25

Notes to Consolidated Financial Statements............................26-32


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names, nature of all positions, and offices held by all directors and executive officers of the Company for the calendar year ended December 31, 1998, and to the date hereof, and the period or periods during which each such director or executive officer has served in their respective positions.

Name                      Position Held          Date of Election or Designation
--------------------------------------------------------------------------------
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

BUSINESS EXPERIENCE

JAMES C, KNAPP, CHAIRMAN: Mr. Knapp, one of I/NET's initial founders, is 48 years of age, and received a BBA Degree from the University of Maryland in 1972. He began his computer education at the age of 15 in a special program sponsored by IBM, and served in the United States Air Force as a teacher for missile computer guidance systems. He has been listed in the ACR Directory of Top Computer Executives since 1981, and was inducted into the "Who's Who in the Computer Industry" in 1990. His efforts in digital imaging and voice recognition have been recognized internationally. Mr. Knapp has been a featured speaker at the Massachusetts Institute of Technology and the Harvard Business School. He is also an international speaker on Internet security.

STEPHEN J. MARKEE, PRESIDENT, CEO and CFO: Mr. Markee is 53 years of age. He received a BS Degree from Ferris State University in 1970 and an MBA from Western Michigan University ("WMU") in 1971. He is a licensed certified public accountant in the state of Michigan. Mr. Markee served in the United States Army during the Viet Nam conflict, and was decorated and medically retired in 1968. After completing his education, he served as assistant Auditor General for the State of Michigan before joining WMU as Director of Internal Auditing in 1976. While at WMU, he also taught accounting classes in the MBA program. He then changed directions, from public to private sector, as Vice President of Planning and Control for a division of Standex International Corporation, where he was responsible for information systems, accounting, and human resources. He joined I/NET in 1986 as President and CEO. He has guided I/NET to a successful equity partnership with IBM, and engineered the sale of intellectual property rights to IBM. Mr. Markee has served on the Board of Directors of the Kalamazoo County Chamber of Commerce, Chairman of the Kalamazoo County Convention and Visitors Bureau, Past President of the local chapter of the Institute of Management Accountants, and President of the Parchment Schools Foundation. He is a frequent speaker to civic and business groups, and has appeared on the Financial News Network ("FNN").

PAUL A. BERTOLDI, VICE PRESIDENT, SYSTEMS DEVELOPMENT: Mr. Bertoldi is 36 years of age. He received a BBA Degree from WMU in 1984, and an MBA in 1992. He graduated magna cum laude and was named a Presidential Scholar as one of the top undergraduates of WMU. Since becoming one of I/NET's first employees, Mr. Bertoldi has helped design the architecture of state-of-the-art imaging and voice recognition systems in the field of real estate, medical imaging, and document imaging. Mr. Bertoldi is currently involved in the development of websight consulting and Internet computer software products. He is an active member in various professional organizations.

FAMILY RELATIONSHIPS

With the exception that Mr. Bertoldi is married to the sister of Mr. Knapp, there are no family relationships between any directors or executive officers of the Company, either by blood or by happenstance of marriage.

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

--------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                               Annual Compensation
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

----------------------- ------------- ------------- ------------ ---------------
           (a)              (b)            (c)           (d)          (e)
----------------------- ------------- ------------- ------------ ---------------
----------------------- ------------- ------------- ------------ ---------------
Name and                 Year Ended    $ Salary       $ Bonus     Other Annual
Principal Position        Dec. 31                                 Compensation
                                                                       ($)
----------------------- ------------- ------------- ------------ ---------------
----------------------- ------------- ------------- ------------ ---------------
James C. Knapp              1998        $125,674
     Chairman               1997        $125,000        -0-           -0-
----------------------- ------------- ------------- ------------ ---------------
----------------------- ------------- ------------- ------------ ---------------
Stephen J. Markee           1998        $125,674
 President, CEO,            1997        $125,000        -0-           -0-
 CFO and Director
----------------------- ------------- ------------- ------------ ---------------
----------------------- ------------- ------------- ------------ ---------------
Paul A. Bertoldi            1998        $ 75,660
 Vice President,            1997        $ 77,103        -0-           -0-
     Systems
   Development
----------------------- ------------- ------------- ------------ ---------------
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                             Long Term Compensation
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   Awards                  Payouts
--------------------------------------------------------------------------------
------------------- ----------- ------------ ------------- --------- -----------
                                    (f)*          (g)         (h)        (i)**
------------------- ----------- ------------ ------------- --------- -----------
------------------- ----------- ------------ ------------- --------- -----------
                                  Restricted  Option/SAR's   LTIP     All Other
Name and            Year Ended    Stock Award     (#)      Payouts  Compensation
Principal Position    Dec. 31        ($)                     ($)        ($)
------------------- ----------- ------------ ------------- --------- -----------
------------------- ----------- ------------ ------------- --------- -----------
James C. Knapp         1998                                            $4,410
 Chairman              1997          -0-          -0-         -0-      $3,470
------------------- ----------- ------------ ------------- --------- -----------
------------------- ----------- ------------ ------------- --------- -----------
Stephen J. Markee      1998                                              0
 President, CEO,       1997         -0-          -0-         -0-         0
 CFO and Director
------------------- ----------- ------------ ------------- --------- -----------
------------------- ----------- ------------ ------------- --------- -----------
Paul A. Bertoldi       1998                                              0
 Vice President,       1997         -0-          -0-        -0-          0
     Systems
   Development
------------------- ----------- ------------ ------------- --------- -----------
--------------------------------------------------------------------------------
   *See the caption "All Other Compensation" herein for restricted stock award
            **Approximate value of life insurance paid by the Company
--------------------------------------------------------------------------------

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

                                                                   Weighted
                                               Option Price    Average Price Per
                                Shares          Per Share           Share
--------------------------------------------------------------------------------
January 1, 1997                 42,500           $2.50              $2.50
--------------------------------------------------------------------------------
   Granted June 1997           100,000             .37                .37
   Lapsed                     ( 27,500)           2.50               2.50
--------------------------------------------------------------------------------
December 31, 1997 and 1998     115,000         $.37-2.50            $ .65
--------------------------------------------------------------------------------

At December 31, 1998, 582,255 shares of common stock are reserved for the incentive stock option plan and 32,000 options were vested and exercisable. The remaining weighted average contractual life of these options is six years. The remaining weighted average contractual life of the 83,000 shares outstanding in nine years.

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

COMPENSATION OF DIRECTORS

See Cash Compensation of this Item.

EMPLOYMENT CONTRACTS

There are no employment contracts for any employees or officers as of December 31, 1998.

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




                      -THIS SPACE INTENTIONALLY LEFT BLANK-

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the share holdings of the Company's directors and executive officers and those persons or entities who own more than 5% of the Company's common stock outstanding.


                                      Amount and Nature of
        Name             Address      Beneficial Ownership      Percent of Class
--------------------------------------------------------------------------------
EXECUTIVE OFFICERS AND DIRECTORS

    Paul A. Bertoldi   Kalamazoo, MI         410,699                 1.32%

    James C. Knapp     Kalamazoo, MI       5,417,719                17.46%

    Stephen J. Markee  Richland, MI        6,196,743                19.97%
                                          ----------                ------
Total                                     12,025,161                38.75%
                                          ----------                ------
                                          ----------                ------
CHANGES IN CONTROL

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as stated below, during the last two calendar years ended December 31, 1998 and 1997, there were no material transactions or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record beneficially more than 5% of any class of the Company' common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

CERTAIN BUSINESS RELATIONSHIPS

Except as stated below, during the last two calendar years ended December 31, 1998 and 1997, there were no material transactions or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director officer, or any security holder who is known to the Company to own of record of beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

INDEBTEDNESS OF MANAGEMENT AND STOCKHOLDERS

James C. Knapp, Chairman of the Board of Directors, Stephen J. Markee, President, CEO and CFO, have loaned the Company funds for working capital. These funds are provided at an interest rate of 8%. The balance outstanding at December 31, 1998 was $441,349. At December 31, 1998, the Company owed $174,209 to Mr. Knapp and $267,140 to Mr. Markee. These loans are secured by all of the Compan's assets. With the exception of this transaction, there were no material transactions to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own or record of beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest during the last two calendar years ended December 31, 1998 and 1997.

TRANSACTIONS WITH PROMOTERS

During the last two calendar years ended December 31, 1998 and 1997, there were no material transactions or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter, founder, or member of their immediate family of any of the foregoing persons, had an interest.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

Certain information contained in this form 10-KSB may constitute or include forward-looking statements. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to uncertainties relating to economic conditions; possible future acquisitions and divestitures; technological changes and developments in the competitive environment in which the company operates; spending patterns of the Company's customers; success of the Company in negotiations with its lenders; size, timing, and recognition of revenue from significant orders; ability of the Company to successfully implement its business strategy of developing and licensing client/server decision support application software designed to address specific industry markets; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles, cost and continued availability of third party software and technology incorporated into the Company's products; potential
obsolescence  of  the  Company's   existing  products  or  services;   cost  and
availability of developers, success in and expense associated with the development, production, testing, marketing, and shipping of products, including a failure to ship new products and technologies when anticipated, failure of customers to accept these products and technologies when planned, and any defects in products; perceived absolute or relative overall value of the Company's products by the Company's customers including features, quality, and pricing compared to other competitive products; amounts, and rate of growth in, the Company's selling, general and administrative expenses; occurrence of any expenditures and expenses, including depreciation and research and development expenses; costs and other effects of legal and administrative cases and proceedings (whether civil or criminal), settlements, and investigations, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights; adoption of new, or changes in, accounting policies and practices and the application of such policies and practices; and effects or changes within the Company's organization or in compensation and benefit plans. Since the purchase of the Company's products is relatively discretionary and involves a commitment of capital, in the event of any downturn in any potential customers' business or the economy in general, purchases of the company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected. Shareholders are cautioned not to place undue reliance on the forward-looking statements made in this Form 10-KSB, which speaks only as of the date hereof.

ITEM 13. REPORTS ON FORM 8-K AND EXHIBITS

Reports on Form 8-K:

None

EXHIBITS:

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


I/NET, Inc.


Date:  March 10, 1999                    By: /s/   Stephen J. Markee
                                         ---------------------------------------
                                         Stephen J. Markee, Director
                                         President, CEO, and CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  March 10, 1999                     By: /s/  Stephen J. Markee
                                          --------------------------------------
                                          Stephen J. Markee, Director
                                          President, CEO and CFO


Date:  March 10, 1999                     By: /s/  James C. Knapp
                                          --------------------------------------
                                          James C. Knapp, Chairman
                                          of the Board of Directors


Date:  March 10, 1999                     By: /s/ Paul A. BertoldI
                                          --------------------------------------
                                          Paul A. Bertoldi, Vice President
                                          Systems Development

                                   I/NET, Inc.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                        Consolidated Financial Statements
                     Years ended December 31, 1998 and 1997

                                                                     I/NET, Inc.

                                    Contents

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


         Report of Independent Certified Public Accountants         18


         Financial Statements:

              Consolidated Balance Sheets                      19 - 20

              Consolidated Statements of Earnings                   21

              Consolidated Statements of Capital Deficit            22

              Consolidated Statements of Cash Flows                 23

          Summary of Accounting Policies                       24 - 25

          Notes to Consolidated Financial Statements           26 - 32

Report of Independent Certified Public Accountants


Board of Directors
I/NET, Inc.
Kalamazoo, Michigan

We have audited the accompanying consolidated balance sheets of I/NET, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of earnings, capital deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I/NET, Inc. at December 31, 1998, and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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




Kalamazoo, Michigan                                /s/BDO SEIDMAN, LLP
January 13, 1999, except for                       Certified Public Accountants
Note 13, as to which date is
January 25, 1999

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

December 31,                                  1998                   1997
--------------------------------------------------------------------------------
Assets ( Note 3)

Current:

      Cash and cash equivalents           $  103,847              $135 ,939


      Trade Receivables                      201,961                 79,756

--------------------------------------------------------------------------------

Total Current Assets                         305,808                215,695

Office Furniture and Equipment,
       less accumulated depreciation
       of $123,308 and $162,091               31,100                 36,295

--------------------------------------------------------------------------------

                                          $  336,908               $251,990

--------------------------------------------------------------------------------

                                                                     I/NET, Inc.

                                                     Consolidated Balance Sheets
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

December 31,                                          1998              1997
--------------------------------------------------------------------------------

Liabilities and Capital Deficit

Current Liabilities:
    Accounts payable                              $  124,500       $  92,068
    Accruals:
          Commissions (Note 1)                       258,000         250,000
          Interest                                   141,507         110,451
          Other                                       21,600          85,325
    Advances from stockholders (Note 2)              100,780         134,778
    Current maturities of long-term debt (Note 3)    696,000         649,000

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Total Current Liabilities                          1,342,387        1,321,622

Long-term Debt, less current maturities (Note 3)     475,736          699,479

--------------------------------------------------------------------------------

Total Liabilities                                  1,818,123        2,021,101

--------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1, 8, 11, 12 and 13)

Capital Deficit (Notes 4 and 9):
     Common stock, $.001 par value - shares authorized
         50,000,000 issued and outstanding 31,037,652
         in 1998 and 1997                             31,038           31,038
     Additional paid-in capital                   11,886,674       11,886,674
     Deficit                                     (13,398,927)     (13,686,823)
--------------------------------------------------------------------------------
Total Capital Deficit                             (1,481,215)      (1,769,111)
--------------------------------------------------------------------------------
                                                $    336,908      $   251,990
--------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                     I/NET, Inc.

                                             Consolidated Statements of Earnings
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Year ended December 31,                              1998              1997
--------------------------------------------------------------------------------

Revenues   (Note 5)                               $1,768,379       $ 1,692,170

Cost of Revenues                                     899,606           739,093

--------------------------------------------------------------------------------
     Gross profit                                    868,773           953,077

Selling, General, and Administrative Expenses        506,270           573,003

--------------------------------------------------------------------------------

Earnings  from operations                            362,503           380,074

Interest Expense - net of interest income
     $6,502 in 1998 and $1,843 in 1997                74,607           100,299

--------------------------------------------------------------------------------

Earnings before Extraordinary Item                   287,896           279,775

Extraordinary Item: Gain on extinquishment
     of debt (Note 3)                                   -               97,946
--------------------------------------------------------------------------------

Net Earnings                                      $  287,896        $  377,721
--------------------------------------------------------------------------------

Net Earnings per Share
    Basic and Diluted
       Earnings before extraordinary item         $    .01          $   .01
       Extraordinary item                              -                -
       Net earnings  per share                         .01              .01

Basic and Diluted Weighted Average
Number of Common Shares Outstanding               31,037,652        30,987,652

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

                                                                     I/NET, Inc.

                                      Consolidated Statements of Capital Deficit
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          Common Stock     Additional
                                             Paid
                        Shares    Amount    Capital      Deficit       Total

Balance, January 1,
 1997                 30,837,652 $30,838  $11,836,874 $(14,064,544) $(2,196,832)

  Issuance of stock
  for cash               200,000     200       49,800        -           50,000

  Net earnings for
  the year                  -         -         -          377,721      377,721

--------------------------------------------------------------------------------

Balance, December 31,
 1997                  31,037,652  31,038   11,886,674  (13,686,823) (1,769,111)

   Net earnings
   for the year             -         -          -          287,896     287,896

--------------------------------------------------------------------------------

Balance, December 31,
 1998                  31,037,652 $31,038  $11,886,674 $(13,398,927)$(1,481,215)

--------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                     I/NET, Inc.

                                           Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Year ended December 31,                             1998                 1997

--------------------------------------------------------------------------------

Operating Activities (Note 10):
  Earnings                                       $ 287,896           $  377,721
  Depreciation and amortization                     28,345               26,097
  Extraordinary Item: Gain on extinquishment of debt
      (Note 3)                                       -                  (97,946)
  Changes in assets and liabilities:
      Receivables                                ( 122,205)             (50,774)
      Accounts payable                              32,432               (1,460)
      Accruals                                     (24,669)              (8,214)

--------------------------------------------------------------------------------

Cash Provided by Operating Activities              201,799              245,424

--------------------------------------------------------------------------------

Investing Activities (Note 10):
  Capital expenditures                             (23,150)               -

--------------------------------------------------------------------------------

Cash Used In Investing Activities                  (23,150)               -

--------------------------------------------------------------------------------

Financing Activities (Note 10):
  Proceeds from issuance of notes to stockholders     -                 100,000
  Proceeds from issuance of common stock              -                  50,000
  Principal payments on long-term debt            (167,312)            (245,002)
  Principal payments on notes to stockholders       43,429)             (35,000)
--------------------------------------------------------------------------------

Cash Used In Financing Activities                 (210,741)            (130,002)

--------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents   (32,092)             115,422

Cash & Cash Equivalents, beginning of year         135,939               20,517

--------------------------------------------------------------------------------

Cash and Cash Equivalents, end of year           $ 103,847           $  135,939

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

                                                                     I/NET, Inc.

                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, I/NET, Inc., (a Delaware Corporation) and its wholly-owned subsidiary I/NET, Inc. (a Michigan Corporation). Only the subsidiary remains an active Company and therefore the consolidated financial statements presented within are those of the subsidiary.

DESCRIPTION OF BUSINESS

The Company operates in one segment consisting of Website consulting services and development of Internet computer software products. The Company does not operate based upon product lines but as one business unit. Its major customers are International Business Machines (IBM) and International Marketing Strategies
(IMS). (See Note 5)

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

                                                                     I/NET, Inc.

                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, receivables, notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Companys financial instruments approximate their fair values at December 31, 1998.

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

EARNINGS PER SHARE

Earnings per share amounts have been calculated using the weighted average number of common shares outstanding, for the respective periods. Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". This pronouncement requires dual presentation of basic and diluted earning per share. Outstanding warrants and options were not dilutive at December 31, 1998 and 1997.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

In October 1997, Statement of Position (SOP) 97-2 "Software Revenue Recognition" was issued by the AICPA Accounting Standards Executive Committee. This SOP provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. This SOP had no effect on the financial statements of the Company.



          See accompanying notes to consolidated financial statements.

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

1. COMMISSIONS

During a prior year, the Company agreed to release a distributor from its exclusive contract to distribute certain I/NET products. In exchange for this release I/NET agreed to pay a 7.5% commission to the distributor of I/NET's sales of certain products sold through September 30, 1999 but at a minimum of $250,000 and a maximum amount of $500,000.

2. SHORT-TERM ADVANCES FROM  STOCKHOLDERS

   Advances from stockholders consist of:
   December 31,                                        1998            1997
--------------------------------------------------------------------------------
   Non-interest bearing notes payable to
   stockholders, due on demand                    $   10,280      $    29,278

   Secured stockholder's advances bearing
   interest at 8%, and are due on demand              90,500          105,500
--------------------------------------------------------------------------------
                                                  $  100,780       $  134,778
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
3. LONG-TERM DEBT
   Long-term debt consists of:
   December 31,                                        1998            1997
--------------------------------------------------------------------------------
   Notes payable to vendors (see below)            $ 831,167       $ 998,479

   Notes payable to stockholders
   bearing interest at 8% and due in
   December, 2001, secured by all
   the company's assets                              340,569         350,000
--------------------------------------------------------------------------------
                                                   1,171,736       1,348,479
  Less current maturities                            696,000         649,000
--------------------------------------------------------------------------------
  Total Long-term Debt                            $  475,736      $  699,479
--------------------------------------------------------------------------------

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTES PAYABLE TO VENDORS

Unsecured notes payable to various vendors totaling $831,167 are due in various installments and at varying interest rates.

Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2% (effectively 9.75% at December 31, 1998).

Another note in the amount of $84,806 is due in monthly installments at the rate of 5% of the previous month's cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principle balance of this note was due in September, 1996. The Company is in default on repayment on this note but continues to make repayments as required by the original note. This note bears interest at 8% and is classified as current.

During March 1997, the Company reached agreement with a vendor on a previously defaulted note in the amount of $279,158 together with accrued interest in the amount of $24,784. The new agreement in the then amount of $303,942 calls for monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. This note has an outstanding balance of $233,407 as of December 31 1998. Final payment, assuming minimum payments only, is December 2003.

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

Another vendor note in the amount of $72,299 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $3,000 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is March 2001.

Aggregate maturities of long-term debt over the next five years assuming repayment of stockholders' advances (Note 2) and notes are as follows:

                          1999               $   696,000
                          2000               $    76,000
                          2001               $   397,000
                          2002               $    52,000
                          2003               $    51,000

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

4. STOCK WARRANTS

During prior years, the Company sold common stock for cash, trademark, and extinguishment of debt. In connection with these sales, underwriters were issued warrants for 860,000 shares of common stock at a weighted average price of $.48 and are exercisable for five years, expiring in 1999. In 1997, the Company issued 460,000 additional warrants at prices ranging from $.50 to $1.00, with a weighted average price of $.69. These warrants were issued in connection with obtaining the right for the Company to port certain Netscape Communications Corporation Netscape Internet Products to the IBM AS/400 platform. These warrants expire in 2000. During April 1997, a warrantholder exercised its option to purchase 200,000 shares of common stock at $.25 per share for cash. Outstanding warrants were not dilutive at December 31, 1998 and 1997.

5. MAJOR CUSTOMERS

The Company provided Internet products and websight consulting services to a few major customers as follows:

Year ended December 31,                     1998                   1997
--------------------------------------------------------------------------------
Internet Products:
  IBM                                     $390,000               $200,000

  IMS                                      580,000                405,000

  LANSA, INC.                                 -                  $300,000
--------------------------------------------------------------------------------
                                          $970,000               $905,000
--------------------------------------------------------------------------------
Websight Consulting Services:
  IBM                                     $700,000               $702,000
--------------------------------------------------------------------------------

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

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

December 31,                                        1998              1997
--------------------------------------------------------------------------------
Deferred Tax Assets:
  Accruals                                     $   88,000         $   97,000
  Trademark                                        56,000             61,000
  Net operating loss carryforward              $3,409,000          3,594,000
  Tax credit carryforwards                         42,000             42,000
  Capital loss carryforwards                       24,000             24,000
  Deferred Revenue                                    -               17,000
--------------------------------------------------------------------------------
Total Deferred Tax Assets                       3,619,000          3,835,000

Valuation Allowance                            (3,619,000)        (3,835,000)
--------------------------------------------------------------------------------
                                                $     -           $    -
--------------------------------------------------------------------------------

As of December  31,  1998,  the Company had a net  operating  loss  carryforward approximately $10,026,000 and investment tax credit carryforwards of approximately $42,000 available to reduce future taxable income and taxes, respectively. These carryforwards expire from 1999 through 2011.

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

                                                                      I/NET Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

8. OPERATING LEASE

The Company leases its facilities and certain equipment under non- cancelable operating leases. Rental expense under these leases was approximately $105,000 and $80,000 for the years ended December 31, 1998 and 1997 respectively. Future minimum annual lease payments subsequent to December 31, 1998 are as follows:

                         1999              $107,000
                         2000              $ 93,000
                         2001              $ 40,000

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

                                            Option Price        Weighted Average
                          Shares              Per Share         Price Per Share
--------------------------------------------------------------------------------
January 1, 1997           42,500             $  2.50                 $  2.50
  Granted June 1997      100,000                 .37                     .37
  Lapsed                 (27,500)               2.50                    2.50
--------------------------------------------------------------------------------
December 31, 1997        115,000            $.37-2.50                $   .65
  and 1998
--------------------------------------------------------------------------------

At December 31, 1998, 582,255 shares of common stock are reserved for the incentive stock option plan and 32,000 options were vested and exercisable. The remaining weighted average contractual life on these options is six years. The remaining weighted average contractual life of the 83,000 shares outstanding is nine years.

Under SFAS No. 123, "Accounting for Stock Based Compensation", the Company is required to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for the grant in 1997: expected volatility of 93 percent; risk-free interest rate of 6.4 percent; and an expected option life of 10 years.

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Net income for 1998 and 1997 would not have been materially affected.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Noncash investing and financing activities are summarized as follows: Year ended

December 31,                                      1998                   1997
--------------------------------------------------------------------------------
Extinquishment of indebtedness                      -              $    98,000
--------------------------------------------------------------------------------
Conversion of accrued interest payable
into vendor notes payable                      $    -              $    25,000
--------------------------------------------------------------------------------


Interest paid for the years ended December 31, 1998 and 1997, was $50,000 and $57,000, respectively. The Company paid no income taxes during 1998 and 1997.

11. CONTINGENCIES
      ROYALTIES

On September 30, 1997, the Company entered into a software license agreement with Netscape wherein Netscape granted to the Company the right to port certain of its Internet Server products to the IBM AS/400 platform. This agreement is for a period of three years and allows the Company to market and distribute the ported products upon their modification to the AS/400 platform.

In exchange for this license agreement, I/NET has agreed to pay minimum royalties to Netscape in the amount of $3,000,000 according to the following repayment schedule.

                 Paid by IBM on behalf
                   of I/NET in October, 1997        $  250,000
                 Paid by IBM on behalf
                   of  I/NET in September, 1998     $  750,000
                 September 30, 1999                 $1,000,000
                 September 30, 2000                 $1,000,000

IBM Corporation has guaranteed to Netscape the above listed royalties in the event that product sales are insufficient to repay amounts due under this agreement.

In addition, I/NET has agreed to pay to Netscape annual development support fees in the amount of $250,000 for a period of three years. Netscape has agreed to waive its fee for one year.

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

IBM is providing advances against royalties in the amount of $600,000 as certain tasks are completed during the porting of the Netscape products to the IBM platform. These amounts will be reimbursed to IBM after deduction of Netscape royalties in the amount of 10% of total revenue received from the sale of the ported products. If the revenue from the sales of these Netscape products are insufficient, I/NET will not have to repay any of these royalties advanced. The Company recognized $390,000 of revenue from these advances in 1998 and $200,000 in 1997 as certain milestone events were met.

       LITIGATION

The Company is involved in various legal actions arising from the normal course of business. Management does not anticipate any material losses as a result of these proceedings.

12. CONTINUED EXISTENCE

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations in prior years, has a significant working capital deficit, and requires additional capital to continue its product development. Management believes the Company will continue as a going concern and is actively marketing its products which would enable the Company to meet its current obligations and provide additional funds for continued new product development. In addition, management is currently negotiating several additional contracts for its services and products. As noted below, management is also embarking on other strategic initiatives to expand its business opportunities. However, there can be no assurance these activities will be successful.

13. SUBSEQUENT EVENT

On January 25, 1999, the Company announced the signing of a letter of intent to acquire for 16,000,000 shares of its common stock, all the assets of Consolidated Graphics Group, Inc., a privately held company based in Cleveland, Ohio. This acquisition, pending completion of customary terms and conditions and due diligence, is expected to be completed in the second quarter of 1999.