Form 10-Q
period 1999-03-31
I NET INC
filed 1999-05-04
CIK 789860

U.S. Securities and Exchange Commission

                              Washington D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE  ACT
      OF 1934

     For the three month period ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to_________________________


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

                                 March 31, 1999

                                   31,037,652





                         PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

The consolidated financial statements included herein have been prepared by I/NET, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto-included in I/NET's 1998 annual report on Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, the results of its operations for the three month periods ended March 31, 1999 and 1998, and its cash flows for the three month period ended March 31, 1999. All such adjustments are of normal and recurring nature.

                                   I/NET Inc.
                       Consolidated Statements of Earnings
                                   (unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                         Three Months Ending
                                                         -------------------
                                                      March 31,        March 31,
                                                        1999             1998
                                                     -----------      ----------
Revenues                                            $   520,618      $  432,781

Cost of Revenues                                        272,894         242,226
                                                     -----------      ----------

    Gross Profit                                    $   247,724      $  190,555

Selling, General, and Administrative Expenses           175,812         139,489
                                                     -----------      ----------
    Earnings from operations                        $    71,912      $   51,066

Interest Expense - Net of interest income of
$6,720 in 1998 and $3,908 in 1998.                       (9,956)        (17,501)
                                                     -----------      ----------
    Net Earnings                                    $    61,956      $   33,565
                                                     ===========      ==========
Net Earnings per share                              $     -          $    -
                                                     ===========      ==========
Basic and Diluted Weighted Average Number of
Common Shares Outstanding                            31,037,652       31,037,652
                                                     ===========      ==========

See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                           Consolidated Balance Sheet
                                   (unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                  March 31, 1999
                                                                 ---------------
Assets (Note 2 and 3)
     Current Assets
         Cash                                                      $   92,613
         Trade Receivables                                            262,982
                                                                  --------------
         Total Current Assets                                      $  355,595

         Office Furniture and Equipment, Net of
                  Accumulated Depreciation $130,808                    26,324
                                                                  --------------
         Total Assets                                              $  381,919
                                                                  ==============
Liabilities and Capital Deficit
     Current Liabilities
         Accounts Payable                                          $  142,123
         Accruals:
              Commissions (Note 1)                                    258,000
                    Other                                             149,708
         Advances from Stockholders' (Note 2)                          95,500
         Current maturities of long-term debt (Note 3)                696,000
                                                                  --------------
         Total Current Liabilities                                 $1,341,331
         Long-term Debt, less current maturities (Note 3)             459,846
                                                                  --------------
              Total Liabilities                                    $1,801,177
                                                                  --------------
         Commitments and Contingencies (Notes 8 and 11)                 -

         Capital Deficit
         Common Stock $.001 par value; Authorized
         50,000,000 Shares:
         Issued and outstanding 31,037,652                             31,038
         Additional Paid in Capital                                11,886,674
         Deficit                                                  (13,336,970)
                                                                  --------------
         Total Capital Deficit                                     (1,419,258)
                                                                  --------------
              Total Liabilities and Capital Deficit              $    381,919
                                                                  ==============

See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                         Three Months Ending
                                                     ---------------------------
                                                       March 31         March 31
                                                         1999             1998
                                                     -----------      ----------
Operating Activities
     Net Earnings                                    $   61,956       $  33,565
     Depreciation and Amortization                        7,500           7,500
     Changes in Assets and Liabilities
        Trades Receivables                              (61,020)        (57,281)
        Accounts Payable                                 17,624          15,825
        Accruals                                        (13,399)         10,542
                                                     -----------      ----------
Cash Provided By Operating Activities                $   12,661       $  10,151

Investing Activities
        Capital Expenditures                            (2,725)       $  (8,016)
                                                     -----------      ----------
Cash (Used In) Investing Activities                  $  (2,725)       $  (8,016)

Financing Activities
         Repayment of Stockholder Loans                 (5,280)         (17,500)
         Principle Payments on Long-Term Debt          (15,890)         (47,448)
                                                     -----------      ----------
Cash (Used In) Financing Activities                  $ (21,170)       $ (64,948)
                                                     -----------      ----------
Decrease in Cash and Cash Equivalents                $ (11,234)       $ (62,813)

Cash and Cash Equivalents, Beginning of Period         103,847          135,949
                                                     -----------      ----------
Cash and Cash Equivalent, End of Period              $  92,613        $  73,126
                                                     ===========      ==========

See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                         Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Basis of Presentation
---------------------
The consolidated financial statements include the accounts of the Company, I/NET, Inc., (a Delaware Corporation) and its wholly-owned subsidiary I/NET, Inc., (a Michigan Corporation). Only the subsidiary remains an active Company and therefore the consolidated financial statements presented within are those of the subsidiary.

Description of the Business
---------------------------
The Company operates two segments consisting of Website consulting services and development of Internet computer software products and Internet Resume Management Service. The Company does not operate based upon product lines but as one business unit. Its major customers are International Business Machines
(IBM), International Marketing Strategies (IMS) and Careernet L.L.C.(See Note 5)

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

Office Furniture, Equipment and Depreciation
--------------------------------------------
Office equipment and furniture are stated at cost. Depreciation is computed principally by the straight-line method for financial reporting purposes over the estimated useful lives of the assets and by accelerated methods for tax purposes.

Developed Computer Software
---------------------------
Software development costs are accounted for in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Cost of Computer Software To Be Sold, Leased or Otherwise Marketed." Software development costs and certain product enhancements, when significant, are capitalized subsequent to the establishment of technological feasibility for the

                                   I/NET, Inc.
                         Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

product and prior to the products general release to customers.

Costs incurred prior to technological feasibility or subsequent to the product's general release to customers, as well as selling, general, and administrative costs associated with the products, are expensed as incurred.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist cash, receivables, notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at March 31, 1999.

Revenue Recognition
-------------------
Revenues for the sale of the Company's Internet products are recognized when the product has been accepted by the customer. The Company's records it's revenue from Websight consulting contracts as billed on a monthly basis as time and expenses are incurred. Revenues from Career/NET are recorded as earned.

Earnings  Per Share
-------------------
Earnings per share amounts have been calculated using the weighted average number of common shares outstanding, for the respective periods. Outstanding warrants and options were not dilutive at March 31, 1999 and 1998.

New Accounting Pronouncements
-----------------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

          See accompanying notes to consolidated financial statements.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

2. Short-term Advances from Stockholders

Advances from stockholders consist of:
                                                               March 31, 1999
--------------------------------------------------------------------------------
Non-interest bearing notes payable to
stockholders, due on demand                                     $  20,500

Secured stockholder's advances bearing
interest at 8%, and are due on demand                              75,000

--------------------------------------------------------------------------------

                                                                $  95,500

--------------------------------------------------------------------------------

3. Long-term Debt Long-term debt consists of:

                                                               March 31, 1999
--------------------------------------------------------------------------------
Notes payable to vendors (see below)                           $  820,644

Notes payable to stockholders bearing interest
at 8% and due in December, 2001, secured by all
the company's assets                                              335,202
--------------------------------------------------------------------------------

                                                                1,155,846
Less current maturities                                           696,000

--------------------------------------------------------------------------------

Total Long-term Debt                                           $  459,846

--------------------------------------------------------------------------------

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Notes Payable to Vendors
------------------------
Unsecured notes payable to various vendors totaling $820,644 are due in various installments and at varying interest rates.

Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2% (effectively 9.75% at March 31, 1999).

Another note in the amount of $89,062 is due in monthly installments at the rate of 5% of the previous months cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principle balance of this note was due in September 1996. The Company is in default on repayment on this note but continues to make repayments as required by the original note. This note bears interest at 8% and is classified as current.

A vendor note in the amount of $223,943 as of March 31, 1999, calls for monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is November 2003.

Another vendor note in the amount of $66,984 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $3,000 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is March 2001.

Aggregate maturities of long-term debt over the next five years assuming repayment of stockholders' advances (Note 2) and notes are as follows:

                         2000                $ 696,000
                         2001                $ 414,000
                         2002                $  51,000
                         2003                $  54,000
                         2004                $  37,000

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

4.  Stock Warrants

During prior years, the Company sold common stock for cash, trademark, and extinquishment of debt. In connection with these sales, underwriters were issued warrants for 860,000 shares of common stock at a weighted average price of $.48 and are exercisable for five years, expiring in 1999. In 1997, the Company issued 460,000 additional warrants at prices ranging from $.50 to $1.00 with a weighted average price of $.69. These warrants were issued in connection with obtaining the right for the Company to port certain Netscape Communications Corporation Netscape Internet Products to the IBM AS/400 platform. These warrants expire in 2000. Outstanding warrants were not dilutive at March 31, 1999.

5.  Major   Customers

The Company provided Internet products, and websight consulting services and Career/NET support services to major customers as follows:

                                            Three months ended March 31, 1999
--------------------------------------------------------------------------------
Internet Products:
IMS                                                 $   90,000
--------------------------------------------------------------------------------
Websight Consulting Services:
IBM                                                 $  184,000
--------------------------------------------------------------------------------
Career/NET Support Services
Career/NET L.L.C.                                   $  221,000
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

Significant components of the Company's deferred tax assets are as follows:

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                  March 31, 1999
--------------------------------------------------------------------------------

Deferred Tax Assets:
   Accruals                                                       $   51,000
   Trademark                                                          56,000
   Net operating loss carryforwards                                3,388,000
   Tax Credit carryforwards                                           42,000
   Capital loss carryforwards                                         24,000
   Deferred Revenue                                                     -

--------------------------------------------------------------------------------

Total Deferred Tax Assets                                         $3,561,000

Valuation Allowance                                               (3,561,000)

--------------------------------------------------------------------------------

                                                                  $    -

--------------------------------------------------------------------------------

As of March 31, 1999, the Company had a net operating loss carryforward approximately $9,964,000 and investment tax credit carryforwards of approximately $42,000 available to reduce future taxable income and taxes, respectively. These carryforwards expire from 1999 through 2011.

7.  Employee Benefit Plan

The Company has a profit sharing defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations during the three months ended March 31, 1999 or 1998.

8.  Operating  Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases. Rental expense under these leases was approximately $24,000 and $26,000 for the three months ended March 31, 1999 and 1998 respectively. Future minimum annual lease payments subsequent to March 31, 1999 are as follows:

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                              1999       $107,000
                              2000       $ 93,000
                              2001       $ 40,000

9. Incentive Stock Option Plan

The Company maintains an incentive stock option plan that provides for the granting of options to officers and other key employees at an exercise price not less than 100% of the fair market value on the date of the grant. Twenty percent of the options become exercisable each year following the date they were granted, and can remain outstanding for five years following the day they become fully vested. Options outstanding are summarized as follows:

                                                              Weighted Average
                                   Shares                      Price Per Share
--------------------------------------------------------------------------------

March 31, 1999                     115,000                       $  .65

--------------------------------------------------------------------------------

At March 31, 1999, 582,255 shares of common stock are reserved for the incentive stock option plan and 35,000 options were vested and exercisable. The remaining weighted average contractual life on these options is six years. The remaining weighted average contractual life of the 80,000 shares outstanding is nine years.

Under SFAS No. 123, "Accounting for Stock Based Compensation", the Company is required to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for its' most recent grant in 1997: expected volatility of 93 percent; risk-free interest rate of 6.4 percent, and an expected option life of 10 years. Net income for 1999 and 1998 would not have been materially affected.

10. Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 1999 and 1998 was $9,000 and $13,000 respectively. The Company paid no income taxes during 1999 and 1998.

                                   I/NET, Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

11. Contingencies

       Royalties

On September 30 1997, the Company entered into a software license agreement wherein Netscape granted to the Company the right to port certain of its Internet Server products to the IBM AS/400 platform. This agreement is for a period of three years and allows the Company to market and distribute the ported products upon their modification to the AS/400 platform.

In exchange for this license agreement, I/NET has agreed to pay minimum royalties to Netscape in the amount of $3,000,000 according to the following repayment schedule:

    Paid by IBM on behalf of I/NET in October, 1997           $  250,000
    Paid by IBM on behalf of I/NET in September 30, 1998      $  750,000
    September 30, 1999                                        $1,000,000
    September 30, 2000                                        $1,000,000

IBM Corporation has guaranteed to Netscape the above listed royalties in the event that product sales are insufficient to repay amounts due under this agreement.

In addition, I/NET has agreed to pay to Netscape annual development support fees in the amount of $250,000 for a period of two years. IBM has provided advances against royalties in the amount of $600,000. These amounts will be reimbursed to IBM after deduction of Netscape royalties in the amount of 10% of total revenue received from sale of the ported products. If the revenue from the sales of these Netscape products are insufficient, I/NET will not have to repay any of these royalties advanced. The Company recognized $390,000 of revenue from these advances in 1998.

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

                                   I/NET, Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

The previously announced acquisition of Consolidated Graphics Groups, Inc. is moving forward, and it is still the intention of both parties to have the transaction completed in the second quarter of 1999.

13. Management's Discussion and Analysis of Financial Condition and Results of Operation

Three months ended March 31, 1999 and 1998.

    Results of Operation

Revenues for the three months ended March 31, 1999 were $520,618 compared to $432,781 for the three months ended March 31, 1998. When analyzed by product category, revenues of Website consulting services to IBM were $184,000 in 1999, as compared to $201,000 in 1998. Sale of Internet products accounted for revenues of $90,000 in 1999 and $28,000 in 1998. Revenue from the porting of Netscape products produced revenue of $10,000 in 1999 and $200,000 in 1998.

During 1998, I/NET, Inc., signed a licensing agreement and supplemental support services agreement for its previously developed Career/NET product, an Internet resume management service. These agreements allowed Career/NET, L.L.C., a Michigan Limited Liability company, the perpetual license to use and sell the product. In consideration for granting the license, I/NET, Inc. would receive 30% of the net revenues received by the licensee. In exchange for these revenues, I/NET, Inc. would perform all programming, websight design and development, upgrades and websight improvements.

During March 1999, Career/NET, L.L.C. decided that it wished to be relieved of the support agreement. In exchange for this relief it gave to I/NET, Inc. for a $209,000 demand promissory 7% per annum interest rate note. This revenue has been recorded during the first quarter of 1999.

                                   I/NET, Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

I/NET, Inc. will continue to perform support services until July 3, 1999 for its customary 30% of net revenues derived from the sales of the Career/NET products.

Cost of revenues increased by $31,000 as compared to 1998. The primary cause for this increase was the hiring of additional development personnel for the Netscape and IBM projects.

General and administrative expenses increased by $36,000 as compared to 1998. The cause for this increase was additional travel and state taxes.

Interest expenses decreased by $8,000 due to decreased borrowings in the first three months of 1999 as interest-bearing debt continues to be repaid.

14.  Financial Condition and Liquidity

The Company's primary need for capital has been to invest in computer software development. As of March 31, 1999 the Company's working capital deficit was $959,000, as compared to a deficit of $1,224,000 at March 31, 1998. The resulting decrease in working capital deficit has been provided by earnings in 1999 and 1998.

Sales of the Netscape server which was introduced during the first quarter of 1999 have been less than anticipated. The Company is working with Netscape and IBM to find additional delivery methods for this product. Sales of this product may not impact earnings until the third quarter 1999 at the earliest.

During April 1999, the Company signed an extension to its current websight consulting agreement with IBM through the end of June, 1999.

In April 1999, the Company announced a 10-year contract with Internet Financial Services, Ltd. (IFS), a privately held Internet software and services company based in the Cayman Islands that specializes in web site design, hosting and servicing of financial transactions for offshore clients and business. IFS contracted with I/NET to design and develop the first-ever Internet based offshore asset management and trading system for one of IFS's clients.

The system currently allows trading in stocks, bonds, mutual funds and options on North American exchanges. Later this year, IFS plans to offer users the ability to trade on additional exchanges throughout the world (e.g. London,

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Hong Kong, Frankfurt and Tokyo) as well as the ability to trade commodities, currencies and annuities all on the same system. IFS earns fee-for-service revenue from its clients on every transaction that flows through the system. Under the terms of the agreement, these fees will be split equally between IFS and I/NET. In addition, I/NET will provide ongoing technical support for all of the IFS web sites.

The system has been installed for IFS's client and was operational this March. IFS's client owns the system and will begin marketing it to offshore banks, securities firms, trust and corporate advisors and administrators. Marketing efforts are underway now on Grand Cayman. The Cayman Islands is recognized as the fifth-largest financial center in the world, with assets on deposit estimated at more than $1 trillion (U.S. dollars). The I/NET-IFS build trading system will enable those assets to become transaction-oriented, allowing the managers of those funds to use the Internet to invest easily throughout the world.

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

"Safe Harbor" Statement Under the Private Securities Litigation Act of 1995
---------------------------------------------------------------------------
Certain information contained in this form 10-QSB may constitute or Statement include forward-looking statements. Such forward-looking information involves important known and unknown risks and uncertainties and other factors that may cause the actual results performance, or achievements of the Company to be materially different from any future, results performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; possible future acquisitions and divestitures; technological changes and developments in the competitive environment in which the Company operates; spending patterns of the Company's customers; success of the Company in negotiations with its lenders; size, timing, and recognition of revenue from significant orders; ability of the Company to successfully

                                     I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

implement its business strategy of developing and licensing client/server decision support application software designed to address specific industry markets; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles, cost and continued availability of third party software and technology incorporated into the Company's products; potential obsolescence of the Company's existing products or services; cost and availability of developers, success in and expense associated with the development, production, testing, marketing, and shipping of products, including a failure to ship new products and technologies when anticipated, failure of customers to accept these products and technologies when planned, and any defects in products; perceived absolute or relative overall value of the Company's products by the company's customers, including features, quality, and pricing compared to other competitive products; amount, and rate of growth in, the Company's selling, general and administrative expenses; occurrence of any expenditures and expenses, including depreciation and research and development expenses costs and other effects of legal and administrative cases and proceedings (whether civil or criminal), settlements, and investigations, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights; adoption of new, or changes in, accounting policies and practices and the application of such policies and practices; and effects or changes within the Company's organization or in compensation and benefit plans. Since the purchase of the Company's products is relatively discretionary and involves a commitment of capital, in the event of any downturn in any potential customers' business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, I in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected. Shareholders are cautioned not to place undue reliance on the forward-looking statements made in the From 10-QSB, which speaks only as of the date hereof.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:


I/NET Inc.


Date:  May 4, 1999



By: ____________________________
              Stephen J. Markee
       Director, President, CEO and CFO