Form 10QSB
period 1999-06-30
I NET INC
filed 1999-07-28
CIK 789860

U.S. Securities and Exchange Commission

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly  period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________to_____________________


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

                                  June 30, 1999

                                   31,037,652




                         PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

The consolidated financial statements included herein have been prepared by I/NET, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in I/NET's 1998 annual report on Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, the results of its operations for the six month periods ended June 30, 1999 and 1998, and its cash flows for the six month period ended June 30, 1999 and 1998. All such adjustments are of normal and recurring nature.

                                   I/NET, Inc.
                           Consolidated Balance Sheet
                                   (unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                  June 30, 1999
                                                                 ---------------
Assets (Note 2 and 3)
     Current Assets
         Cash                                                       $   53,380
         Trade Receivables                                             274,500
                                                                 ---------------
         Total Current Assets                                       $  327,880

     Office Furniture and Equipment, Net of
         Accumulated Depreciation $88,832                               25,206
                                                                 ---------------

         Total Assets                                               $  353,086
                                                                 ===============

Liabilities and Capital Deficit
     Current Liabilities
         Accounts Payable                                           $   86,170
         Accruals:
              Commissions (Note 1)                                     258,000
                    Other                                              157,820
         Advances from Stockholders' (Note 2)                           95,500
         Current maturities of long-term debt (Note 3)                 693,000
                                                                 ---------------
         Total Current Liabilities                                  $1,290,490
     Long-term Debt, less current maturities (Note 3)                  432,781
                                                                 ---------------

              Total Liabilities                                     $1,723,271
                                                                 ---------------

     Commitments and Contingencies (Notes 8 and 11)                     -

     Capital Deficit
         Common Stock $.001 par value; Authorized 50,000,000 Shares:
         Issued and outstanding 31,037,652                              31,038
         Additional Paid in Capital                                 11,886,674
         Deficit                                                   (13,287,897)
                                                                 ---------------
         Total Capital Deficit                                      (1,370,185)
                                                                 ---------------

              Total Liabilities and Capital Deficit                 $  353,086
                                                                 ===============

See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                       Consolidated Statements of Earnings
                                   (unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                      Three Months Ended     Six Months Ended
                                     ---------------------  --------------------
                                      June 30,   June 30,    June 30,  June 30,
                                        1999      1998        1999      1998
                                     ---------  ---------   ---------  ---------

Revenues                             $373,931   $450,351    $894,549   $883,132

Cost of Revenues                      182,273    242,178     455,167    484,405
                                     ---------  ---------   ---------  ---------

         Gross Profit                $191,658   $208,173     $439,382  $398,727

Selling, General, and Administrative
Expenses                              123,484     95,555      299,296   235,043
                                     ---------  ---------   ---------  ---------

         Earnings from operations    $ 68,174   $112,618     $140,086  $163,684

Interest Expense - Net of interest
income of $4,504  in 1999 and $4,607
in 1998.                              (19,101)   (23,557)     (29,057)  (41,058)
                                     ---------  ----------   ---------  --------

         Net Earnings                  49,073      89,061    $111,029  $122,626
                                     =========  ==========   ========= =========

Net Earnings per share               $   -       $   -       $   -     $   -
                                     =========  ==========   ========= =========



See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                           Six Months Ended
                                                      --------------------------
                                                        June 30        June 30
                                                         1999           1998
                                                      -----------    -----------
Operating Activities
         Net Earnings                                  $ 111,029      $ 122,626
         Depreciation and Amortization                     8,619         15,000
         Changes in Assets and Liabilities
                  Trades Receivables                    ( 72,538)       (95,284)
                  Accounts Payable                      ( 38,330)        58,457
                  Accruals                                (5,287)       (14.646)
                                                      ------------   -----------

Cash Provided By Operating Activities                  $   3,493      $  86,153

Investing Activities
         Capital Expenditures                             (2,725)     $  (8,016)
                                                      ------------   -----------


Cash (Used In) Investing Activities                    $  (2,725)     $  (8,016)

Financing Activities
         Repayment of Stockholder Loans                  (17,800)       (33,998)
         Principle Payments on Long-Term Debt            (33,435)       (78,030)
                                                      ------------   -----------

Cash (Used In) Financing Activities                    $ (51,235)     $(112,028)

Decrease in Cash and Cash Equivalents                  $ (50,467)     $ (33,891)

Cash and Cash Equivalents, Beginning of Period           103,847        135,939
                                                      ------------   -----------

Cash and Cash Equivalent, End of Period                $  53,380      $ 102,048
                                                      ============   ===========


See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                         Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Basis of Presentation
----------------------
The consolidated financial statements include the accounts of the Company,I/NET, Inc., (a Delaware Corporation) and its wholly-owned subsidiary I/NET, Inc., (a Michigan Corporation). Only the subsidiary remains an active Company and therefore the consolidated financial statements presented within are those of the subsidiary.

Description of the Business
---------------------------
The Company operates two segments consisting of Website consulting services and development of Internet computer software products and Internet Resume Management Service. The Company does not operate based upon product lines but as one business unit. Its major customers are International Business Machines
(IBM),  International Marketing Strategies (IMS) and Career/NET L.L.C. (See Note
5)

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

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist of cash, receivables, notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at June 30 , 1999.

Revenue Recognition
-------------------
Revenues for the sale of the Company's Internet products are recognized when the product has been accepted by the customer. The Company's records it's revenue from Websight consulting contracts as billed on a monthly basis as time and expenses are incurred. Revenues from Career/NET are recorded as earned.

Earnings Per Share
------------------
Earnings per share amounts have been calculated using the weighted average number of common shares outstanding, for the respective periods. Outstanding warrants and options were not dilutive at June 30, 1999 and 1998.

          See accompanying notes to consolidated financial statements.

                                   I/NET Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1. Commissions
---------------
During a prior year, the Company agreed to release a distributor from its exclusive contract to distribute certain I/NET products. In exchange for this release, I/NET agreed to pay a 7.5% commission to the distributor of I/NET's sales of certain products sold through September 30, 1999 but at a minimum of $250,000 and a maximum amount of $500,000.

2. Short-term Advances from Stockholders
-----------------------------------------
Advances from stockholders consist of:

                                                               June 30, 1999
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

--------------------------------------------------------------------------------

                                                                $ 95,500

--------------------------------------------------------------------------------

3. Long-term Debt Long-term debt consists of:
----------------------------------------------
                                                               June 30, 1999
--------------------------------------------------------------------------------
Notes payable to vendors (see below)                            $ 797,732

Notes payable to stockholders bearing interest
at 8% and due in December, 2001, secured
by all the Company's assets                                       328,049
--------------------------------------------------------------------------------

                                                                1,125,781
Less current maturities                                           693,000

--------------------------------------------------------------------------------

Total Long-term Debt                                           $  432,781

--------------------------------------------------------------------------------


Notes Payable to Vendors
------------------------
Unsecured notes payable to various vendors totaling $797,732 are due in various installments and at varying interest rates.

Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2% (effectively 9.75% at June 30, 1999).

Another note in the amount of $82,610 is due in monthly installments at the rate of 5% of the previous months cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principle balance of this note was due in September 1996. The Company is in default on repayment on this note but continues to make repayments as required by the original note. This note bears interest at 8% and is classified as current.

A vendor note in the amount of $216,808 as of June 30, 1999, calls for monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is November 2003.

Another vendor note in the amount of $57,659 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $3,000 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is March 2001.

Aggregate maturities of long-term debt over the next five years assuming repayment of stockholders' advances (Note 2) and notes are as follows:

                                 2000 $ 693,000
                                 2001 $ 399,000
                                 2002 $  50,000
                                 2003 $  55,000
                                 2004 $  24,000

                                   I/NET, Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

4.  Stock Warrants
-------------------
During prior years, the Company sold common stock for cash, trademark, and extinquishment of debt. In connection with these sales, underwriters were issued warrants for 770,000 shares of common stock at a weighted average price of $.43 and are exercisable for five years, expiring in 1999. In 1997, the Company issued 460,000 additional warrants at prices ranging from $.50 to $1.00 with a weighted average price of $.69. These warrants were issued in connection with obtaining the right for the Company to port certain Netscape Communications Corporation Netscape Internet Products to the IBM AS/400 platform. These warrants expire in 2000. Outstanding warrants were not dilutive at June 30, 1999.

5.  Major Customers
--------------------
The Company provided Internet products, and websight consulting services and Career/NET support services to major customers as follows:

Six months ended June 30,                            1999                1998
--------------------------------------------------------------------------------

Internet Products:
IMS                                                $221,000            $139,000
IBM                                                $ 10,000            $325,000

--------------------------------------------------------------------------------

                                                   $231,000            $464,000

--------------------------------------------------------------------------------

Websight Consulting Services:
IBM                                                $413,000            $347,000

--------------------------------------------------------------------------------

Career/NET Support Services
Career/NET L.L.C.                                  $234,000            $  -

--------------------------------------------------------------------------------

6.  Taxes on Income
--------------------
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are as follows:

                                                               June 30, 1999
--------------------------------------------------------------------------------
Deferred Tax Assets:
Accruals                                                        $     54,000
Trademark                                                             56,000
Net operating loss carryforwards                                   3,372,000
Tax Credit carryforwards                                              42,000
Capital loss carryforwards                                            24,000
--------------------------------------------------------------------------------
Total Deferred Tax Assets                                        $ 3,548,000

Valuation Allowance                                               (3,548,000)
--------------------------------------------------------------------------------
                                                                 $     -
--------------------------------------------------------------------------------
As of June 30, 1999, the Company had a net operating loss carryforward of approximately $9,916,000 and investment tax credit carryforwards of approximately $42,000 available to reduce future taxable income and taxes, respectively. These carryforwards expire from 1999 through 2011.

                                   I/NET, Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

7.  Employee Benefit Plan
--------------------------
The Company has a profit sharing defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations during the six months ended June 30, 1999 or 1998.

8.  Operating Leases
---------------------
The Company leases its facilities and certain equipment under non-cancelable operating leases. Rental expense under these leases was approximately $55,000 and $52,000 for the six months ended June 30, 1999 and 1998 respectively. Future minimum annual lease payments subsequent to June 30, 1999 are as follows:

                                 1999   $100,000
                                 2000   $ 84,000
                                 2001   $ 20,000

9.  Incentive Stock Option Plan
--------------------------------
The Company maintains an incentive stock option plan that provides for the granting of options to officers and other key employees at an exercise price not less than 100% of the fair market value on the date of the grant. Twenty percent of the options become exercisable each year following the date they were granted, and can remain outstanding for five years following the day they become fully vested. Options outstanding are summarized as follows:

                                                               Weighted Average
                                            Shares              Price Per Share
--------------------------------------------------------------------------------

June 30, 1999                               115,000               $  .65

--------------------------------------------------------------------------------

At June 30, 1999, 582,255 shares of common stock are reserved for the incentive stock option plan and 55,000 options were vested and exercisable. The remaining weighted average contractual life on these options is six years. The remaining weighted average contractual life of the 60,000 shares outstanding is eight years.

Under SFAS No. 123, "Accounting for Stock Based Compensation", the Company is required to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for its' most recent grant in 1997: expected volatility of 93 percent; risk-free interest rate of 6.4 percent, and an expected option life of 10 years. Net earnings for 1999 and 1998 would not have been materially affected.

10.  Supplemental Disclosure of Cash Flow Information
------------------------------------------------------
Interest paid for the six months ended June 30, 1999 and 1998 was $17,000 and $24,000 respectively. The Company paid no income taxes during 1999 and 1998.

                                   I/NET, Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

11.  Contingencies
-------------------
        Royalties
        ---------
On September 30 1997, the Company entered into a software license agreement wherein Netscape Communications Corp. (Netscape) granted to the Company the right to port certain of its Internet Server products to the IBM AS/400 platform. This agreement is for a period of three years and allows the Company to market and distribute the ported products upon their modification to the AS/400 platform.

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

In addition, I/NET had agreed to pay to Netscape a development support fee in the amount of $250,000 for a period of three years. Netscape has agreed to waive its fee for two years. IBM has provided advances against royalties in the amount of $600,000. These amounts will be reimbursed to IBM after deduction of Netscape royalties in the amount of 10% of total revenue received from sale of the ported products. If the revenue from the sales of these Netscape products are insufficient, I/NET will not have to repay any of these advanced royalties. The Company recognized $325,000 of revenue from these advances in 1998 and $10,000 in 1999.

        Litigation
        ----------
From time to time the Company has been involved in various legal actions arising from the normal course of business. Management does not anticipate any material losses as a result of these actions.

12. Continue Existence
------------------------
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company has suffered recurring losses from operations in prior years, has a significant working capital deficit, and requires additional capital to continue its product development. Management believes the Company will continue as a going concern and is actively marketing its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development. In addition, management is currently negotiating several additional contracts for its services and products. However, there can be no assurance these activities will be successful.

13. Acquisition
----------------
The previously announced acquisition of Consolidated Graphics Group, Inc. is moving forward, and it is the intention of both parties to have the transaction completed in the third quarter of 1999. However, there can be no assurances that the acquisition will be completed in the third quarter as planned or at all.

                                   I/NET, Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operation
--------------------------------------------------------------------------------
Six months ended June 30, 1999 and 1998.

      Results of Operations
      ---------------------
Revenues for the six months ended June 30, 1999 were $894,549 compared to $883,132 for the six months ended June 30, 1998. When analyzed by product category, revenues of Website consulting services to IBM were $413,000 in 1999, as compared to $347,000 in 1998. Sale of Internet products accounted for revenues of $221,000 in 1999 and $139,000 in 1998. Revenue from the porting of Netscape products produced revenue of $10,000 in 1999 and $325,000 in 1998.

During 1998, I/NET, Inc., signed a licensing agreement and supplemental support services agreement for its previously developed Career/NET product, an Internet resume management service. These agreements allowed the licensee, the perpetual license to use and sell the product. In consideration for granting the license, I/NET would receive 30% of the net revenues received by the licensee. In exchange for these revenues, I/NET, Inc. would perform all programming, websight design and development, upgrades and websight improvements.

During March 1999, the licensee decided that it wished to be relieved of the support agreement. In exchange for this relief, it gave to I/NET a $209,000 demand promissory note, bearing 7% interest per annum. This revenue has been recorded during 1999 and is included in trade receivables as of June 30, 1999.

I/NET, Inc. continued to perform support services until July 17, 1999 for its customary 30% of net revenues derived from the sales of the Career/NET products. The Company has negotiated a fee for service agreement for the period following July 17, 1999.

Cost of revenues decreased by $29,000 as compared to 1998. The primary cause for this decrease was the renegotiation of fees charged to I/NET for the use of vendor software.

General and administrative expenses increased by $64,000 compared to 1998. The cause for this increase was additional travel expenses and higher state operating taxes.

Interest expenses decreased by $12,000 due to decreased borrowings in the first six months of 1999 as interest-bearing debt continues to be repaid.

Financial Condition and Liquidity
---------------------------------
The Company's primary need for capital has been to invest in computer software development. As of June 30, 1999 the Company's working capital deficit was $963,000, as compared to a deficit of $1,140,000 at June 30, 1998. The resulting decrease in working capital deficit has been provided by earnings in 1999 and 1998.

Sales of the Netscape server which was introduced during the first quarte of 1999 have been less than anticipated. The Company is working with Netscape and IBM to find additional delivery methods for this product. Sales of this product may not impact earnings until the third quarter 1999 at the earliest, if at all.

During April 1999, the Company signed an extension to its current websight consulting agreement with IBM through the end of March, 2000.

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

The system is operational and allows trading in stocks, bonds, mutual funds and options on North American exchanges. Later this year, IFS plans to offer users the ability to trade on additional exchanges throughout the world (e.g. London, Hong Kong, Frankfurt and Tokyo) as well as the ability to trade commodities, currencies and annuities all on the same system. IFS earns fee-for-service revenue from its clients on every transaction that flows through the system. Under the terms of the agreement, these fees will be split equally between IFS and I/NET. In addition, I/NET will provide ongoing technical support for all of the IFS web sites. There have been no revenues generated from this contract to date.

The Company believes that the additional sales provided by the above mentioned agreements, the continued development of new products, together with the renegotiations of its defaulted debt, should provide the Company with sufficient working capital to market its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development. In addition, management is currently negotiating several additional contracts for its services and products. However, there can be no assurance these activities will be successful.

                                  I/NET, Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
All I/NET developed software is year 2000 compliant. All I/NET internal computer software is year 2000 compliant.

The Company is in the process of reviewing the insurance, regulatory and legal implications as they relate to the year 2000. The Company at this time does not anticipate that the costs associated with this review will be material to the Company's financial condition or results of operations.

"Safe Harbor" Statement Under the Private Securities Litigation Act
--------------------------------------------------------------------
Certain information contained in this Form 10-QSB may constitute or include forward-looking statements. Such forward-looking information involves important known and unknown risks and uncertainties and of 1995 other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future, results, performance, or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions; possible future acquisitions and divestitures; technological changes and developments in the competitive environment in which the Company operates; spending patterns of the Company's customers; success of the Company in negotiations with its lenders; size, timing, and recognition of revenue from significant orders; ability of the Company to successfully implement its business strategy of developing and licensing client/server decision support application software designed to address specific industry markets; new product introductions and announcements by the Company's competitors; changes in Company strategy; product life cycles, cost and continued availability of third party software and technology incorporated into the Company's products; potential obsolescence of the Company's existing products or services; cost and availability of developers, success in and expense associated with the development, production, testing, marketing, and shipping of products, including a failure to ship new products and technologies when anticipated, failure of customers to accept these products and technologies when planned, and any defects in products; perceived absolute or relative overall value of the Company's products by the company's customers, including features, quality, and pricing compared to other competitive products; amount, and rate of growth in, the Company's selling, general and administrative expenses; occurrence of any expenditures and expenses, including depreciation and research and development expenses costs and other effects of legal and administrative cases and proceedings (whether civil or criminal), settlements, and investigations, claims, and changes in those items; developments or assertions by or against the Company relating to intellectual property rights; adoption of new, or changes in, accounting policies and practices and the application of such policies and practices; and effects or changes within the Company's organization or in compensation and benefit plans. Since the purchase of the Company's products is relatively discretionary and involves a commitment of capital, in the event of any downturn in any potential customers' business or the economy in general, purchases of the Company's products may be deferred or canceled. Further, the Company's expense levels are based, in part, on its expectations as to future revenue and a significant portion of the Company's expenses do not vary with revenue. As a result, if revenue is below expectations, results of operations are likely to be materially adversely affected. Shareholders are cautioned not to place undue reliance on the forward-looking statements made in the Form 10-QSB, which speaks only as of the date hereof.



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:


I/NET, Inc.


Date:  July 28,  1999



By: /s/ Stephen J. Markee
    ------------------------------------
              Stephen J. Markee
       Director, President, CEO and CFO