Form 10QSB
period 1999-09-30
I NET INC
filed 1999-11-09
CIK 789860

United States
                       Securities and Exchange Commission

                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended September 30, 1999

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from _____________________ to ________________________


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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange during the past 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1) Yes X No __ (2) Yes X No __


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date:

                               September 30, 1999

                                   31,037,652


                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements


                                   I/NET, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                             September 30, 1999
                                                             -------------------
Assets (Note 2 and 3)
     Current Assets
         Cash                                                     $   75,459
         Trade Receivables                                           406,110
                                                                ----------------
         Total Current Assets                                     $  481,569

     Office Furniture and Equipment, Net of
         Accumulated Depreciation $93,332                             20,706
                                                                ----------------

         Total Assets                                             $  502,275
                                                                ================

Liabilities and Capital Deficit
     Current Liabilities
         Accounts Payable                                         $   94,399
         Accruals:
              Commissions (Note 1)                                   258,000
              Interest                                               174,236
         Advances from Stockholders' (Note 2)                         95,500
         Current maturities of long-term debt (Note 3)               693,000
                                                                ----------------
         Total Current Liabilities                                $1,315,135
     Long-term Debt, less current maturities (Note 3)                421,038
                                                                ----------------

              Total Liabilities                                   $1,736,173
                                                                ----------------

     Commitments and Contingencies (Notes 8 and 11)                   -

     Capital Deficit
         Common Stock $.001 par value; Authorized
         50,000,000 Shares:
         Issued and outstanding 31,037,652                            31,038
         Additional Paid in Capital                               11,886,674
         Deficit                                                 (13,151,610)
         Total Capital Deficit                                    (1,233,898)

              Total Liabilities and Capital Deficit             $    502,275
                                                                ================

 See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                       Consolidated Statements of Earnings
                                   (Unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                             Three Months Ended           Nine Months Ended
                         --------------------------- ---------------------------
                         September 30, September 30, September 30, September 30,
                             1999          1998           1999         1998
                        -------------  ------------- ------------- -------------

Revenues                 $ 487,325      $ 455,724     $ 1,381,874   $1,338,856

Cost of Revenues           180,021        168,335         635,188      652,740
                        -------------  ------------- ------------- -------------

   Gross Profit            307,304        287,389     $   746,686   $  686,116

Selling, General, and
Administrative Expenses    159,519        156,754         458,815      391,797
                        -------------  ------------- ------------- -------------

   Earnings from
   operations            $ 147,785      $ 130,635     $   287,871   $  294,319

Interest Expense - Net
of interest income         (11,498)       (17,638)        (40,555)     (50,696)
                        -------------  ------------- -------------- ------------

   Net Earnings            136,287        112,997     $   247,316   $  235,623
                        =============  ============= ============== ============

Net Earnings per
share - Basic
and Diluted              $   .01         $  .01       $    .01       $   .01
                        =============  ============= ============== ============

See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                       Nine Months Ended
                                                       -----------------
                                                   September 30    September 30
                                                       1999            1998
                                                   ------------    -------------
Operating Activities
   Net Earnings                                     $ 247,316      $ 235,623
   Depreciation and Amortization                       13,119         22,500
   Changes in Assets and Liabilities
      Trades Receivables                             (204,148)       (72,815)
      Accounts Payable                                (30,101)            64
      Accruals                                         11,129            961

Cash Provided By Operating Activities               $  37,315      $ 186,333

Investing Activities
   Capital Expenditures                                (2,725)       (12,512)
                                                   ------------    -------------
Cash (Used In) Investing Activities                 $  (2,725)     $ (12,512)

Financing Activities
   Repayment of Stockholder Loans                     (29,543)       (33,998)
   Principle Payments on Long-Term Debt               (33,435)      (125,443)
                                                   ------------    -------------

Cash (Used In) Financing Activities                 $ (62,978)     $(159,441)

Increase (Decrease) in Cash and Cash Equivalents    $ (28,388)     $  14,380

Cash and Cash Equivalents, Beginning of Period        103,847        135,939
                                                   ------------    -------------

Cash and Cash Equivalent, End of Period             $  75,459      $ 150,319
                                                   ============    =============


See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                         Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Basis of Presentation
---------------------
The consolidated financial statements included herein have been prepared by I/NET, Inc. (the "Company")without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in I/NET's 1998 annual report on Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, the results of its operations for the nine month and three month periods ended September 30, 1999 and 1998, and its cash flows for the nine month period ended September 30, 1999 and 1998. All such adjustments are of normal and recurring nature.

The consolidated financial statements include the accounts of the Company, I/NET, Inc., (a Delaware Corporation), and its wholly-owned subsidiary I/NET, Inc., (a Michigan Corporation). Only the subsidiary remains an active Company and therefore the consolidated financial statements presented within are those of the subsidiary.

Description of the Business
  ---------------------------
The Company operates as one business segment consisting of Website consulting services and development of Internet computer software products. The Company does not operate based upon product lines but as one business unit. Its major customers are International Business Machines (IBM), International Marketing Strategies (IMS) and Career/NET L.L.C. (See Note 5)

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and  Cash  Equivalents
---------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

                                   I/NET, Inc.
                         Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist of cash, receivables, notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at September 30, 1999.

Revenue Recognition
-------------------
Revenues for the sale of the Company's Internet products are recognized when the customer has accepted the product. The Company's records it's revenue from Websight consulting contracts as billed on a monthly basis as time and expenses are incurred. Revenues from Career/NET are recorded as earned.

Earnings Per Share
------------------
Earnings per share amounts have been calculated using the weighted average number of common shares outstanding, for the respective periods. Outstanding warrants and options were not dilutive at September 30, 1999 and 1998.


          See accompanying notes to consolidated financial statements.

                                   I/NET, Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

1. Commissions

During a prior year, the Company agreed to release a distributor from its exclusive contract to distribute certain I/NET products. In exchange for this release, I/NET agreed to pay a 7.5% commission to the distributor of I/NET's sales of certain products sold through September 30, 1999 but at a minimum of $250,000.

2. Short-term Advances from Stockholders

Advances   from   stockholders   consist  of:
                                                           September 30, 1999
--------------------------------------------------------------------------------
Non-interest bearing notes payable to
stockholders, due on demand                                     $ 20,500

Secured stockholder's advances bearing
interest at 8%, and are due on demand                             75,000
--------------------------------------------------------------------------------
                                                                $ 95,500
--------------------------------------------------------------------------------
3. Long-term Debt Long-term debt consists of:
                                                           September 30, 1999
--------------------------------------------------------------------------------
Notes payable to vendors (see below)                            $ 797,732

Notes payable to stockholders bearing interest
at 8% and due in December, 2001, secured by all
the Company's assets                                              316,306
--------------------------------------------------------------------------------
                                                                1,114,038
Less current maturities                                           693,000
--------------------------------------------------------------------------------
Total Long-term Debt                                           $  421,038
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

Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2% (effectively 10.25% at September 30, 1999).

Another note in the amount of $82,610 is due in monthly installments at the rate of 5% of the previous months cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principle balance of this note, which the Company was unable to pay, was due in September 1996. The Company continues to make monthly payments as required by the original note. This note bears interest at 8% and is classified as current.

A vendor note in the amount of $216,808 as of September 30, 1999, calls for monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is March 2004.

Another vendor note in the amount of $57,659 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $3,000 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is June 2001.

Aggregate maturities of long-term debt over the next five years assuming repayment of stockholders' advances (Note 2) and notes are as follows:

                                 2000 $693,000
                                 2001 $385,000
                                 2002 $ 50,000
                                 2003 $ 55,000
                                 2004 $ 27,000

                                   I/NET, Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

4. Stock Warrants

During prior years, the Company sold common stock for cash, trademark, and extinguishment of debt. In connection with these sales, underwriters were issued warrants for 550,000 shares of common stock at a weighted average price of $.35 that are exercisable for five years, expiring in November,1999. In 1997, the Company issued 460,000 additional warrants at prices ranging from $.50 to $1.00 with a weighted average price of $.69. These warrants were issued in connection with obtaining the right for the Company to port certain Netscape Communications Corporation Netscape Internet Products to the IBM AS/400 platform. These warrants expire in 2000. Outstanding warrants were not dilutive at September 30, 1999.

5. Major Customers

The Company provided Internet products, and websight consulting services and Career/NET support services to major customers as follows:

                                Nine months ended September 30, 1999     1998
--------------------------------------------------------------------------------
Internet Products:
IMS                                                     $434,000       $376,000
IBM                                                     $ 10,000       $375,000
--------------------------------------------------------------------------------
                                                        $444,000       $751,000
--------------------------------------------------------------------------------
Websight Consulting Services:
IBM                                                     $643,000       $506,000
--------------------------------------------------------------------------------
Career/NET Support Services
Career/NET L.L.C.                                       $258,000       $  -
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

                                  I/NET, Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Significant components of the Company's deferred tax assets are as follows:
                                                           September 30, 1999
--------------------------------------------------------------------------------
Deferred Tax Assets:
   Accruals                                                 $   40,000
   Trademark                                                    56,000
   Net operating loss carryforwards                          3,357,000
   Tax Credit carryforwards                                     42,000
   Capital loss carryforwards                                   24,000
--------------------------------------------------------------------------------
Total Deferred Tax Assets                                   $3,519,000

Valuation Allowance                                         (3,519,000)
--------------------------------------------------------------------------------
                                                            $    -
--------------------------------------------------------------------------------

As of September 30, 1999, the Company had a net operating loss carryforward of approximately $9,874,000 and investment tax credit carryforwards of approximately $42,000 available to reduce future taxable income and taxes, respectively. These carryforwards expire from 1999 through 2011.

7. Employee Benefit Plan

The Company has a profit sharing defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations during the nine months ended September 30, 1999 or 1998.

8. Operating Leases The Company leases its facilities and certain equipment under non-cancelable operating leases. Rental expense under these leases was approximately $84,000 and $79,000 for the nine months ended September 30, 1999 and 1998 respectively. Future minimum annual lease payments subsequent to September 30, 1999 are as follows:

                                   I/NET, Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 2000 $ 95,000
                                 2001 $ 81,000


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

                                                                Weighted Average
                                               Shares           Price Per Share
--------------------------------------------------------------------------------
September 30, 1999                            115,000             $  .65
--------------------------------------------------------------------------------

At September 30, 1999, 582,255 shares of common stock are reserved for the incentive stock option plan and 55,000 options were vested and exercisable. The remaining weighted average contractual life on these options is six years. The remaining weighted average contractual life of all of the 60,000 options outstanding is eight years.

Under SFAS No. 123, "Accounting for Stock Based Compensation", the Company is required to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for it"s most recent grant in 1997: expected volatility of 93 percent; risk-free interest rate of 6.4 percent, and an expected option life of 10 years. Net earnings for 1999 and 1998 would not have been materially affected.

10. Supplemental Disclosure of Cash Flow Information

Interest paid for the nine months ended September 30,1999 and 1998 was $17,000 and $34,000 respectively. The Company paid no income taxes during 1999 and 1998.

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

In exchange for this license agreement, I/NET has agreed to pay minimum royalties to Netscape in the amount of $3,000,000 according to the following repayment schedule:

       Paid by IBM on behalf of I/NET in October 1997           $  250,000
       Paid by IBM on behalf of I/NET in September 1998         $  750,000
       Paid by IBM on behalf of I/NET in September 1999         $1,000,000
       September 30, 2000                                       $1,000,000

IBM Corporation has guaranteed to Netscape the above listed royalties in the event that product sales are insufficient to repay amounts due under this agreement.

In addition, I/NET had agreed to pay to Netscape a development support fee in the amount of $250,000 for a period of three years. Netscape has agreed to waive its fee for two years. IBM has provided advances against royalties in the amount of $600,000. These amounts will be reimbursed to IBM after deduction of Netscape royalties in the amount of 10% of total revenue received from sale of the ported products. If the revenue from the sales of these Netscape products are insufficient, I/NET will not have to repay any of these advanced royalties. The Company recognized $375,000 of revenue from these advances in 1998 and $10,000 in 1999.

       Litigation

From time to time the Company has been involved in various legal actions arising from the normal course of business. Management does not anticipate any material impact on the Company ot its business as a result of these actions.

                                   I/NET, Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

13. Acquisition

The previously announced acquisition of Consolidated Graphics Group, Inc. by the Company has been terminated by the mutual agreement of both parties.

                                   I/NET, Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operation

Nine months ended September 30, 1999 and 1998.


   Results of Operations

Revenues for the nine months ended September 30, 1999 were $1,381,874 compared to $1,338,856 for the nine months ended September 30, 1998. When analyzed by product category, revenues of Website consulting services provided to IBM were $643,000 in 1999, as compared to $506,000 in 1998. Sale of Internet products accounted for revenues of $434,000 in 1999 and $376,000 in 1998. Revenue from the porting of Netscape products produced revenue of $10,000 in 1999 and $375,000 in 1998.

During 1998, I/NET, signed a licensing agreement and supplemental support services agreement for its previously developed Career/NET product, an Internet resume management service. These agreements allowed the licensee the perpetual license to use and sell the product. In consideration for granting the license, I/NET would receive 30% of the net revenues received by the licensee. In exchange for these revenues, I/NET would perform all programming, websight design and development, upgrades and websight improvements.

During March 1999, the licensee decided that it wished to be relieved of the support agreement. In exchange for this relief, it gave to I/NET a $209,000 demand promissory note, bearing 7% interest per annum. This revenue has been recorded during 1999 and is included in trade receivables as of September 30, 1999. The Company has negotiated a fee for service agreement for any ongoing services.

Cost of revenues decreased by approximately $18,000 to $635,188 as compared to $652,740 in 1998. The primary cause for this decrease was the renegotiation of fees charged to I/NET for the use of vendor software.

General and administrative expenses increased by approximately $67,000 as compared to $91797 in 1998. The cause for this increase was additional travel expenses and higher state operating taxes as well as increased professional fees resulting from the now terminated acquisition of Consolidated Graphics Group, Inc.

Interest expense decreased by approximately $18,000 to $41,555 from $58,696 due to decreased borrowings in the first nine months of 1999 as interest-bearing debt continues to be repaid.

                                   I/NET, Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Financial Condition and Liquidity

The Company's primary need for capital has been to invest in computer software development. As of September 30, 1999 the Company's working capital deficit was $834,000, as compared to a deficit of $1,052,000 at September 30, 1998. Earnings have provided the resulting decrease in working capital deficit in 1999 and 1998.

Sales of the Netscape server, which was introduced during the first quarter of 1999, have been less than anticipated. The Company is working with Netscape and IBM to find additional delivery methods for this product. Sales of this product have been negligible to date and are not expected to impact earnings until 2000, if at all.

During April 1999, the Company signed an extension to its current websight consulting agreement with IBM through the end of March 2000.

In April 1999, the Company announced a 10-year contract with Internet Financial Services, Ltd. (IFS), a privately held Internet software and services company based in the Cayman Islands that specializes in web site design, hosting and servicing of financial transactions for offshore clients. IFS contracted with I/NET to design and develop the first-ever Internet based offshore asset management and trading system for one of IFS's clients.

The system is operational and allows trading in stocks, bonds, mutual funds and options on North American exchanges. IFS earns fee-for-service revenue from its clients on transactions that flow through the system. These fees are to be split between IFS and I/NET. There have been no revenues generated from this contract to date. The Company does not expect revenue from this project until late 1999 or until 2000.

In September 1999, the Company announced the introduction of its newest product, Net Print/400. This product allows for the seamless ad-hoc printing of AS/400 reports without requiring complex host or client set-up.

                                   I/NET, Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

"Safe Harbor" Provisions Under the Private Securities Litigation Reform Act

Statements in this filing that are not historical facts are forward-looking statements, which involve risks and uncertainties that could affect the Company's results of operations, financial position and cash flows. of 1995 Actual results may differ materially from those projected in the forward-looking statements, due to variety of factors, some of which may be beyond the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.


In accordance with the requirements of the Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized


I/NET, Inc.


Date:  November 2, 1999



By:/s/ Stephen J. Markee
________________________________
    Stephen J. Markee
    Director, President, CEO and CFO