Form 10KSB
period 1999-12-31
I NET INC
filed 2000-03-30
CIK 789860

32

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

[ ] Transition Report under Section13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________to___________

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

(1)      Yes   X     No____                (2)   Yes   X     No____
             -----                              ----


Check if there is no disclosure of delinquent files in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $1,792,881

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $10,690,075. This valuation is based upon the average bid price for shares of common voting stock of the Registrant on the "Over-the-Counter Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on February 29, 2000.

There are approximately 17,816,792 shares of common voting stock of the Registrant held by non-affiliates.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                   31,037,652

                               as of March 1,2000

     Transitional Small Business Disclosure Format (check one): Yes___ NO__X_







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

Item 1.  Description of Business ..............................................4

Item 2.  Description of Property...............................................7

Item 3.  Legal Proceedings.....................................................7

Item 4.  Submission of Matters to a Vote of Security Holders...................7

Item 5.  Market for Common Equity and Related Stockholder Matters..............8

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8

Item 7.  Financial Statements.................................................10

Item 8.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.............................................10

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................11

Item 10. Executive Compensation...............................................12

Item 11. Security Ownership of Certain Beneficial Owners and Management.......13

Item 12. Certain Relationships and Related Transactions.......................14

Item 13.  Reports on Form 8-K and Exhibits....................................14

Signatures....................................................................15

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

I/Net, Inc. (The "Company" or "I/NET") was organized under the laws of the state of Delaware in 1986 under the name of a predecessor corporation. The Company registered its initial public offering with the Securities and Exchange Commission in 1987. The Company currently develops Internet computer systems for International Business Machines Corporation (IBM) and its computer software for IBM's AS/400 midrange computer. The Company also provides web site consulting as well as services to deliver secure financial transactions over the Internet.

BUSINESS DEVELOPMENT

I/NET was formed as a contract research and development firm specializing in software development for digital imaging and voice recognition. Systems created by I/NET are currently in service in real estate, pharmaceutical research, government, newspapers, and information management.

BUSINESS

I/NET, in prior years, was engaged in the business of providing a wide range of contract research systems planning, development, and implementation services on a fee basis to public and private sector clients. It was founded in response to demand for high-quality information systems services on the part of government, commercial, and not-for-profit organizations, requiring digital imaging as part of their overall solution. Since its formation, I/NET has delivered and installed microcomputer-based decision support systems for systems sold worldwide, supporting hundreds of users and employing distributed databases, sophisticated telecommunications networks, and state-of-the-art development tools. Past projects which the Company has undertaken in multi-media applications have incorporated digital imaging and voice recognition.

The Company has performed development work under contract with IBM for many years, including developing multi-media software running on the IBM system AS/400, a mid-range computer system with nearly 500,000 installations worldwide.

During 1995, I/NET brought to the marketplace its own Web Server/400TM as the first commercially available product which can connect the AS/400 computers worldwide to the Internet.

I/NET's Commerce Server/400TM was introduced in August 1996. This product provides AS/400 users with the ability to conduct secured encrypted financial and other transactions over the Internet. In February 1997, IBM bestowed upon I/NET the prestigious Partner in Development "Product of the Year Award" for Commerce Server/400TM. During 1998, the Company was licensed by the United States Department of Commerce to export its strong encrypted version of this product to various end users throughout the world.

Another I/NET product, Merchant/400, allows Commerce Server/400 users the opportunity to easily sell goods and services over the Web. This product ensures security and complete credit card authorization.

Recently developed products include Netscape Enterprise Server for the AS/400 which I/NET ported for use on the AS/400. Webulator/400 provides instant Web access to existing AS/400 applications without code changes. I/NET's newest product, NetPrint/400, was introduced in November of 1999, allows for seamless ad-hoc printing of AS/400 reports without requiring complex host or client setup.

The Company currently has a contract with IBM for providing Website consulting services. This contract, while cancelable upon ninety days notice, has been extended until March 2001.

The Company has a ten year  contract  with  Internet  Financial  Services,  Ltd.
(IFS), a privately held Internet and software services company, based in the Cayman Islands, which specializes in website design, hosting and servicing of financial transactions for offshore clients. IFS has contracted with I/NET to design and develop the first-ever Internet based offshore asset management and trading system for a client of IFS, SEGOES, LTD, a Caymanian corporation. SEGOES is the first and only Internet based securities trading system designed exclusively for the offshore world. SEGOES is operational and is conducting brokerage transactions in the U.S. market today. Much like other trading systems, SEGOES offers U.S. stocks, options, and mutual funds over the Internet. But SEGOES also offers its users fixed income products, IPO access, secondary offerings and private placement securities over the same interface. SEGOES is also currently preparing to offer these same products to exchanges around the world such as Canada, London, Frankfurt, Tokyo, Hong Kong and Singapore.The past few years have seen a significant increase in the use of Internet securities trading and the Company expects this trend to continue even in the offshore financial services industry, which has been traditionally slow to adopt innovative change.

I/NET in prior years created certain computer technology and software (Career/NET) to facilitate the placement of job applicants with employers over the Internet. I/NET granted to Career/NET, L.L.C. the exclusive license to sell this product in consideration for providing I/NET with a percentage of revenues generated by the licensee, as well as fees for ongoing programming and website development work. Ownership of the product remains with I/NET.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES

The Company has signed exclusive worldwide marketing and distribution agreements with various organizations for the distribution of its Webserver products. Appsmall.com (formerly International Marketing Strategies) has the exclusive right until September, 2000 to distribute the Company's products in the United States, Canada, Europe, the Middle East and Africa. General Business Services Co. LTD (GBS) of Tokyo, Japan has the exclusive territory of Japan for 2000.

COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

The Company's contract work performed for IBM has been competitively acquired, and usually the final selection is between I/NET and departments within IBM. The business conditions for all Webserver products is very competitive with many large organizations, including IBM, Advanced Business Links and ROI Connect, offering similar products, sometimes at lower cost.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

Developing software requires few tangible raw materials. The most important element in this process is the personnel who plan, design, and develop the software code. I/NET has consistently hired the best talent available. It recruits top-of-the-class talent from two Kalamazoo-based colleges as well as candidates from the East Coast of the United States. I/NET's business is dependent on attracting and retaining talented personnel. Today's market for technology experts is highly competitive and there can be no assurances that I/NET will continue to be able to attract and retain quality personnel.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company provided Internet products, Website consulting services and support services to three major customers totaling $1,734,000 and $1,746,000 for the years ended December 31, 1999 and 1998 respectively. These three customers in the aggregate accounted for 97% and 99% of the Company's revenues in 1999 and 1998, respectively.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

I/NET has various trademarks for its products, including Webserver/400, Commerce Server/400, and Career/NET.

On September 30, 1997, the Company entered into a software license agreement with Netscape wherein Netscape granted to the Company the right to port certain of its Internet Server products to the IBM AS/400 platform. This agreement is for a period of three years and allows the Company to market and distribute the ported products upon their modification to the AS/400 platform.

In exchange for this license agreement, I/NET has agreed to pay minimum royalties to Netscape in the amount of $3,000,000, which are fully guaranteed by IBM in the event that product sales are insufficient to repay amounts due under the agreement according to the following repayment schedule:

                 Paid by IBM in October, 1997       $  250,000
                 Paid by IBM in September, 1998     $  750,000
                 Paid by IBM in September 1999      $1,000,000
                 September 30, 2000                 $1,000,000

IBM provided advances against royalties in the amount of $600,000. These amounts will be reimbursed to IBM after deduction of Netscape royalties in the amount of 10% of total revenue received from the sale of the ported products. If the revenue from the sales of these Netscape products are insufficient, I/NET will not have to repay any of these royalties advanced. The Company recognized $10,000 of revenue in 1999 and $390,000 of revenue in 1998 from these advances. Sales of this product have been insignificant to date.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

The performance of services and the supply of products by the Company are not subject to governmental approval except as they relate to strong encrypted software products, which are under government regulation.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGUALTIONS ON THE BUSINESS

No present governmental regulations have any adverse significant impact on the present or contemplated business operations of the Company, and no such probable governmental regulations are anticipated to have any adverse effect. However, there are numerous proposals pending to regulate the Internet. The Company cannot predict the impact that the adoption of any of these proposals could have on the Company's business.

ESTIMATE OF THE AMOUNT SPENT DURING EACH OF THE LAST TWO FISCAL YEARS ON RESEARCH AND DEVELOPMENT ACTIVITIES, AND IF APPLICABLE, THE EXTENT TO WHICH THE COST OF SUCH ACTIVITIES ARE BORNE DIRECTLY BY CUSTOMERS

There were minimal research and development costs incurred by the Company during the calendar years ended December 31, 1999 and 1998. The Company completed the development of the Netscape and NetPrint/400 products with little additional costs.

COST  AND  EFFECT  OF  COMPLIANCE  WITH  ENVIRONMENTAL LAWS (FEDERAL, STATE, AND
LOCAL)

There   are  no  foreseeable  adverse   effects  on  the  Company's  present  or
contemplated business operations resulting from environmental laws, rules, or regulations.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL-TIME EMPLOYEES

As of December 31, 1999, the Company had 15 full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's principal executive and administrative offices are located at 643 West Crosstown Parkway, Kalamazoo, Michigan, which is comprised of approximately 5,600 square feet. This facility is leased and rental payments on the space amounted to $78,000 for 1999.

Management considers its offices to be well maintained, in good operating condition and suitable and adequate for their intended purposes.

Item 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending material legal proceeding.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is listed on the Nasdaq Over-the counter Bulletin Board under the symbol "INNI". The high and low bid prices for the calendars 1999 and 1998 are summarized by quarter below:

                1998    1998    1998    1998    1999    1999    1999    1999
              1st qtr  2nd qtr 3rd qtr 4th qtr 1st qtr 2nd qtr 3rd qtr 4th qtr
--------------------------------------------------------------------------------
HIGH          $0.24    $0.36   $0.28   $1.03   $1.91   $1.03   $0.66   $0.79
LOW           $0.18    $0.17   $0.13   $0.08   $0.74   $0.50   $0.31   $0.29

These bid prices are quotations of broker-dealers that reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS

The number of record holders of the Company's common stock as of December 31, 1999, was 279. There were approximately 3,000 beneficial holders as of that date.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Calendar Years Ended December 31, 1999 and 1998

RESULTS OF OPERATIONS

Revenues for the year ended December 31, 1999, were $1,792,881 as compared to $1,768,379 for the year ended December 31, 1998. When analyzed by product category, revenues of Website consulting services to IBM were $941,000 in 1999, as compared to $700,000 in 1998. This increase is due to additional services being requested by IBM, which were not provided for in the original contract. Internet products accounted for revenues of $534,000 in 1999 and $970,000 in 1998. This decrease is primarily due to the substantial completion of the Netscape product during 1998. Licensing fees from the Career/NET product increased by $193,000 over 1998 due to Career/NET, LLC's desire to be relieved of its original support agreement with I/NET. In exchange for this relief, Career/NET issued I/NET a $209,000 interest bearing demand note. I/NET negotiated a fee for and is performing ongoing support services.

Cost of revenues decreased by $102,000 as compared to 1998. The primary cause for this decrease was the termination of personnel for the Netscape project, as well as other expenses associated with the Netscape project. Gross profit as a percent of sales increased from 49% in 1998 to 56% in 1999. In addition, the recognition of the revenue associated with the Career/NET L.L.C. support services agreement increased margins as there were minimal costs associated with this transaction.

General and administrative expenses increased by $82,000 as compared to 1998. The cause for this increase was additional Michigan Single Business Tax and increased professional fees relating to increased public relations activities. Selling and administrative expenses as a percentage of sales increased from 29% in 1998 to 33% in 1999.

Interest expenses decreased by $22,000 due to the continued repayment of borrowings during 1999 and 1998.

FINANCIAL CONDITION AND LIQUIDITY

The Company's primary need for capital will be to invest in computer software development. As of December 31, 1999, the Company's working capital deficit was $639,000, compared to a deficit of $936,000 at December 31, 1998. The resulting decrease in working capital deficit is primarily due to earnings in 1999 of $355,000 and continued repayment of its debt obligations.

The Company believes that the additional sales provided by the above mentioned agreements and the continued development of new products should provide the Company with sufficient working capital to fund its needs for 2000. However, there can be no assurance these activities will be successful. The Company continues to explore alternative options to reduce its debt obligations, which could also increase the Company's financial stability.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations in prior years, has a significant working capital deficit, and requires additional capital to continue its product development. Accordingly, the Company's independent public accountants have included a modification in their report on the Company's financial statements for the year ended December 31, 1999 discussing the Company's ability to continue as a going concern. Management believes the Company will continue as a going concern and is actively marketing its products to enable the Company to meet its current obligations and provide additional funds for continued new product development. In addition, management is currently negotiating several additional contracts for its services and products. Management is also embarking on other strategic initiatives to expand its business opportunities. However, there can be no assurance these activities will be successful.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS 133 regarding derivative instruments is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. The statement will become effective for the Company for the quarter ended March 31, 2001. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the adoption of this new standard to affect its financial statements.

ITEM 7.  FINANCIAL STATEMENTS

Section                                                            Page Number

Report of Independent Certified Public Accountants............................18

Consolidated Balance Sheets as of December 31, 1999 and 1998...............19-20

Consolidated Statements of Earnings for the years ended
December 31, 1999 and 1998....................................................21

Consolidated Statements of Capital Deficit for the years
ended December 31, 1999 and 1998..............................................22

Consolidated Statements of Cash Flows for the years ended
December 31, 1999 and l998....................................................23

Summary of Accounting Policies.............................................24-25

Notes to Consolidated Financial Statements.................................26-32


ITEM 8.  CHANGES  IN  AND  DISAGREEMENT  WITH   ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and offices held by all directors and executive officers of the Company for the calendar year ended December 31, 1999, and to the date hereof, and the year since which each such director or executive officer has served in their respective positions.

   Name                   Position Held          Date of Election or Designation
--------------------------------------------------------------------------------
James C. Knapp       Chairman of the Board of Directors           1986

Stephen J. Markee    President and CEO,                           1985
                     Director,                                    1986
                     and CFO                                      1995

Paul A. Bertoldi     Vice President Systems Development           1989


TERM OF OFFICE

The terms of office of the current directors and executive officers shall continue until their replacements are duly qualified and elected.

BUSINESS EXPERIENCE

James C, Knapp, Chairman: Mr. Knapp, one of I/NET's initial founders, is 49 years of age, and received a BBA Degree from the University of Maryland in 1972. He began his computer education at the age of 15 in a special program sponsored by IBM, and served in the United States Air Force as a teacher for missile computer guidance systems. He has been listed in the ACR Directory of Top Computer Executives since 1981, and was inducted into the "Who's Who in the Computer Industry" in 1990. His efforts in digital imaging and voice recognition have been recognized internationally. Mr. Knapp has been a featured speaker at the Massachusetts Institute of Technology and the Harvard Business School. He is also an international speaker on Internet security.

Stephen J. Markee, President, CEO and CFO: Mr. Markee is 54 years of age. He received a BS Degree from Ferris State University in 1970 and an MBA from Western Michigan University ("WMU") in 1971. He is a licensed certified public accountant in the state of Michigan. Mr. Markee served in the United States Army during the Viet Nam conflict, and was decorated and medically retired in 1968. After completing his education, he served as assistant Auditor General for the State of Michigan before joining WMU as Director of Internal Auditing in 1976. While at WMU, he also taught accounting classes in the MBA program. He then changed directions, from public to private sector, as Vice President of Planning and Control for a division of Standex International Corporation, where he was responsible for information systems, accounting, and human resources. He joined I/NET in 1985 as President and CEO. He has guided I/NET to a successful equity partnership with IBM, and engineered the sale of intellectual property rights to IBM. Mr. Markee has served on the Board of Directors of the Kalamazoo County Chamber of Commerce, Chairman of the Kalamazoo County Convention and Visitors Bureau, Past President of the local chapter of the Institute of Management Accountants, and President of the Parchment Schools Foundation. He is a frequent speaker to civic and business groups, and has appeared on the Financial News Network ("FNN").

Paul A. Bertoldi, Vice President, Systems Development: Mr. Bertoldi is 37 years of age. He has received BBA and MBA degrees from WMU. He graduated magna cum laude and was named a Presidential Scholar as one of the top undergraduates of WMU. Since becoming one of I/NET's first employees, Mr. Bertoldi has helped design the architecture of state-of-the-art imaging and voice recognition systems in the field of real estate, medical imaging, and document imaging. Mr. Bertoldi is currently involved in the development of website consulting and Internet computer software products. He is an active member in various professional organizations.

FAMILY RELATIONSHIPS

With the exception that Mr. Bertoldi is married to the sister of Mr. Knapp, there are no family relationships between any directors or executive officers of the Company.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

Under the Delaware Corporation Law, a corporation has the power to indemnify any person who is made a party to any civil, criminal, administrative or investigative proceeding, other than action by or any right of the corporation, by reason of the fact that such person was a director, officer, employee or agent of the corporation, against expenses, including reasonable attorney's fees, judgments, fines and amounts paid in settlement of any such actions; provided however, in any criminal proceeding, the indemnified person shall have had no reason to believe the conduct committed was unlawful. However, it is the position of the Securities and Exchange Commission that indemnification against liabilities for violation of the federal securities law, rules, and regulations is against public policy.

ITEM 10.    EXECUTIVE COMPENSATION

Cash Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated.

  -----------------------------------------------------------------------------
  SUMMARY COMPENSATION TABLE

  -----------------------------------------------------------------------------
  ------------------- ------------ -------------- ------------- ---------------
  Name and            Year Ended     Salary          Bonus        All Other
  Principal Position    Dec. 31                                 Compensation
  ------------------- ------------ -------------- ------------- ---------------
  ------------------- ------------ -------------- ------------- ---------------
  James C. Knapp         1999      $115,092                        $5,130*
  ------------------- ------------ -------------- ------------- ---------------
  ------------------- ------------ -------------- ------------- ---------------
  Stephen J. Markee      1999      $125,680
  ------------------- ------------ -------------- ------------- ---------------
  ------------------- ------------ -------------- ------------- ---------------
  Paul A. Bertoldi       1999      $ 75,660
  ------------------- ------------ -------------- ------------- ---------------
  -----------------------------------------------------------------------------

       *Approximate value of life insurance premiums paid by the Company

  -----------------------------------------------------------------------------

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

                                                                    Weighted
                                               Option Price    Average Price Per
                                  Shares         Per Share           Share
--------------------------------------------------------------------------------
January 1, 1998 and 1999          115,000     $ .37-  2.50           $.65
    Lapsed in October 1999       (100,000)         .37                .37
    Granted in December 1999       50,000          .29                .29
--------------------------------------------------------------------------------
December 31, 1999                  65,000       $0.29-2.50           $.80
--------------------------------------------------------------------------------

At December 31, 1999, 582,255 shares of common stock are reserved for the incentive stock option plan and 15,000 options were vested and exercisable. The remaining weighted average contractual life of these options is five years. The remaining 50,000 options are not vested and have a remaining contractual life of ten years.

PENSION PLAN

The Company has a profit sharing and defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations in 1999 or 1998.

COMPENSATION OF DIRECTORS

See Cash Compensation of this Item.

EMPLOYMENT CONTRACTS

There are no employment contracts for any employees or officers as of December 31, 1999.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of Forms 3,4 and 5 furnished to it, the Company believes that each director, officer and beneficial owner of 10% or more of the Company's stock made all required filings under Section 16(a) of the Exchange Act during 1999.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the share holdings of the Company's directors and executive officers and those persons or entities who own more than 5% of the Company's outstanding common stock.

                                       Amount and Nature of
    Name                 Address       Beneficial Ownership     Percent of Class
--------------------------------------------------------------------------------
Paul A. Bertoldi       Kalamazoo, MI         410,699                 1.32%

James C. Knapp         Kalamazoo, MI       5,417,719                17.46%

Stephen J. Markee      Richland, MI        6,196,743                19.97%
                                       -------------------		 ---------------
Total                                     12,025,161                38.75%
	                                   ===================       ===============

CHANGES IN CONTROL

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

James C. Knapp, Chairman of the Board of Directors and Stephen J. Markee, President, CEO and CFO, have loaned the Company funds for working capital. These funds are provided at an interest rate of 8%. The balance outstanding at December 31, 1999 was $407,142. At December 31, 1999, the Company owed $146,892 to Mr. Knapp and $260,250 to Mr. Markee. These loans are secured by all of the Company's assets. With the exception of this transaction, there were no material transactions to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to the Company to own or record of beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest during the last two calendar years ended December 31, 1999 and 1998.

"SAFE HARBOR" PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995

Statements in this filing that are not historical facts are forward-looking statements, which involve risks and uncertainties that could affect the Company's results of operations, financial position and cash flows. Actual results may differ materially from those projected in the forward-looking statements, due to a variety of factors, some of which may be beyond the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

ITEM 13.     REPORTS ON FORM 8-K AND EXHIBITS

REPORTS ON FORM 8-K:

None

EXHIBITS:

None

Signatures

In accordance with the requirements of the Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized.

                                                                     I/NET, Inc.

Date:  March 30, 2000                     By: /s/   Stephen J. Markee
                                              ---------------------------------
                                              Stephen J. Markee, Director
                                              President, CEO, and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  March 30, 2000                      By: /s/ Stephen J. Markee
                                               --------------------------------
                                               Stephen J. Markee, Director
                                               President, CEO and CFO


Date:  March 30, 2000                      By: /s/ James C. Knapp
                                               --------------------------------
                                               James C. Knapp, Chairman
                                               of the Board of Directors

Date:  March 30, 2000                      By: /s/ Paul A. Bertoldi
                                               --------------------------------
                                               Paul A. Bertoldi, Vice President
                                               Systems Development

                                   I/NET, Inc.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                        Consolidated Financial Statements

                     Years ended December 31, 1999 and 1998

                                                                     I/NET, Inc.

                                    Contents
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Report of Independent Certified Public Accountants........................18


Financial Statements:

       Consolidated Balance Sheets.....................................19-20

       Consolidated Statements of Earnings................................21

       Consolidated Statements of Capital Deficit.........................22

       Consolidated Statements of Cash Flows..............................23

Summary of Accounting Policies.........................................24-25


Notes to Consolidated Financial Statements.............................26-32

Report of Independent Certified Public Accountants

Board of Directors
I/NET, Inc.
Kalamazoo, Michigan

We have audited the accompanying consolidated balance sheets of I/NET, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of earnings, capital deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I/NET, Inc. at December 31, 1999, and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations in prior years, has a significant working capital deficit and requires additional capital to continue its product development. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kalamazoo, Michigan                                     /s/BDO SEIDMAN, LLP
                                                    ----------------------------
January 12, 2000                                    Certified Public Accountants

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
December 31,                                        1999                1998
--------------------------------------------------------------------------------


Assets (Note 3)

Current:

         Cash and cash equivalents                $ 171,681          $ 103,847

         Trade Receivables (Note 5)                 364,253            201,961

--------------------------------------------------------------------------------

Total Current Assets                                535,934            305,808

Office Furniture and Equipment,
         less accumulated depreciation
         of $97,451 and $123,308                     16,587             31,100

--------------------------------------------------------------------------------

                                                  $ 552,521           $336,908


--------------------------------------------------------------------------------

                                                                     I/NET, Inc.

                                                     Consolidated Balance Sheets

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
December 31,                                         1999              1998
--------------------------------------------------------------------------------

Liabilities and Capital Deficit

Current Liabilities:

   Accounts payable                              $  17,618          $ 124,500
   Accruals:
         Commissions (Note 1)                      258,000            258,000
         Interest                                  171,402            141,507
         Other                                      33,500             21,600
    Advances from stockholders (Note 2)             95,500            100,780
    Current maturities of long-term debt (Note 3)  599,000            595,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Total Current Liabilities                        1,175,020           1,241,387

Long-term Debt, less current maturities (Note 3)   504,196             576,736

--------------------------------------------------------------------------------

Total Liabilities                                1,679,216           1,818,123

--------------------------------------------------------------------------------

Commitments and Contingencies (Notes 7, 8, 11 and 13)

Capital Deficit (Notes 4 and 9):
    Common stock, $.001 par value - shares
        authorized 50,000,000 issued and
        outstanding 31,037,652 in 1999
        and 1998                                    31,038              31,038
         Additional paid-in capital             11,886,674          11,886,674
         Deficit                               (13,044,407)        (13,398,927)

--------------------------------------------------------------------------------
Total Capital Deficit                           (1,126,695)         (1,481,215)
--------------------------------------------------------------------------------
                                              $    552,521         $   336,908
--------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                     I/NET, Inc.

                                             Consolidated Statements of Earnings

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Year ended December 31,                               1999             1998
--------------------------------------------------------------------------------

Revenues   (Note 5)                                $1,792,881      $1,768,379

Cost of Revenues                                      797,507         899,606

--------------------------------------------------------------------------------
gross profit                                          995,294         868,773

Selling, General, and Administrative Expenses         588,474         506,270

--------------------------------------------------------------------------------

Earnings from operations                              406,820         362,503

Interest Expense - net of interest income
    $10,764 in 1999
     and $6,502 in 1998                                52,300          74,607

--------------------------------------------------------------------------------

Net Earnings                                         $354,520        $287,896

--------------------------------------------------------------------------------

Net Earnings per Share (Note 12)
         Basic and Diluted                           $  .01          $ .01

--------------------------------------------------------------------------------

Average Number of Basic Common
        Shares Outstanding (Note 12)                31,037,652     31,037,652

Average Number of Diluted Common
        Shares Outstanding (Note 12)                31,178,533     31,037,652

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

                                                                     I/NET, Inc.

                                      Consolidated Statements of Capital Deficit

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                        Common Stock     Additional
                                            Paid
                      Shares    Amount     Capital      Deficit        Total

Balance, January 1,
1998                31,037,612 $31,038   $11,886,674 $(13,686,823)  $(1,769,111)

Net earnings for
the year               -          -          -            287,896      287,896

--------------------------------------------------------------------------------

Balance, December 31,
1998                31,037,652  31,038    11,886,674  (13,398,927)   (1,481,215)

Net earnings
for the year           -          -          -            354,520      354,520

--------------------------------------------------------------------------------

Balance, December 31,
1999                31,037,652 $31,038   $11,886,674  $(13,044,407) $(1,126,695)

--------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                     I/NET, Inc.

                                           Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Year ended December 31,                              1999                1998

--------------------------------------------------------------------------------

Operating Activities

    Net earnings                                 $  354,520         $  287,896
    Depreciation                                     17,238             28,345
    Changes in assets and liabilities:
         Receivables                               (162,292)          (122,205)
         Accounts payable                          (106,882)           (32,432)
         Accruals                                    41,795            (24,669)

--------------------------------------------------------------------------------

Cash Provided by Operating Activities               144,379            201,799

--------------------------------------------------------------------------------

Investing Activities
    Capital expenditures                             (2,725)           (23,150)

--------------------------------------------------------------------------------

Cash Used In Investing Activities                    (2,725)           (23,150)

--------------------------------------------------------------------------------

Financing Activities

    Principal payments on long-term debt            (39,613)          (167,312)
    Principal payments on notes to stockholders     (34,207)           (43,429)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Cash Used In Financing Activities                   (73,820)          (210,741)

--------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents     67,834            (32,092)

Cash and Cash Equivalents, beginning of year        103,847            135,939

--------------------------------------------------------------------------------

Cash and Cash Equivalents, end of year            $ 171,681          $ 103,847

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

                                                                     I/NET, Inc.

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

BASIS OF PRESENTATION
---------------------
The consolidated financial statements include the accounts of the Company, I/NET, Inc., (a Deleware Corporation), and it's wholly owned subsidiary I/NET, Inc. (a Michigan Corporation). Only the subsidiary remains an active Company and therefore the consolidated financial statements presented within are those of the subsidiary.

DESCRIPTION OF THE BUSINESS
---------------------------
The Company operates in one segment consisting of Website consulting services and development of Internet computer software products. The Company does not operate based upon product lines but as one business unit. Its major customers are International Business Machines Corporation (IBM) and Appsmall.com formerly International Marketing Strategies (IMS). (See Note 5)

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                                                     I/NET, Inc.

                                                  Summary of Accounting Policies

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
The Company's financial instruments consist of cash, receivables, and notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt, and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at December 31, 1999.

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

EARNINGS PER SHARE
------------------
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
SFAS 133 regarding derivative instruments is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. The statement will become effective for the Company for the quarter ended March 31, 2001. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

          See accompanying notes to consolidated financial statements.

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

1.  COMMISSIONS

During a prior year, the Company negotiated to release a distributor from its exclusive contract to distribute certain I/NET products. In exchange for this release I/NET is required to pay commissions totaling $258,000 at December 31, 1999.

2.  SHORT-TERM ADVANCES FROM STOCKHOLDERS

    Advances from stockholders consist of:
    December 31,                                    1999                1998
 -------------------------------------------------------------------------------
    Non-interest bearing notes payable to
    stockholders, due on demand                  $ 13,500            $ 10,280

    Secured stockholder's advances bearing
    Interest at 8%,  due on demand                 82,000              96,500
--------------------------------------------------------------------------------
                                                 $ 95,500          $  100,780
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
3.  LONG-TERM DEBT
    Long-term debt consists of:

    December 31,                                   1999                 1998
--------------------------------------------------------------------------------
    Notes payable to vendors (see below)        $ 791,554          $  831,167

    Notes payable to stockholders
    bearing interest at 8% and due in
    December, 2001, secured by all
    the Company's assets                          311,642             340,569
--------------------------------------------------------------------------------
                                                1,103,196           1,171,736
    Less current maturities                       599,000             595,000
--------------------------------------------------------------------------------
    Total Long-term Debt                       $  504,196          $  576,736
--------------------------------------------------------------------------------

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTES PAYABLE TO VENDORS
------------------------
Unsecured notes payable to various vendors totaling $791,554 are due in various installments and at varying interest rates.

Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2% (effectively 10.50 % at December 31, 1999).

Another note in the amount of $80,948 is due in monthly installments at the rate of 5% of the previous month's cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principle balance of this note was due in September 1996. The Company is in default on repayment on this note but continues to make payments as required by the original note. This note bears interest at 8% and is classified as current.

Another note in the amount of $217,587 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is July 2004.

Another vendor note in the amount of $52,364 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $3,500 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is May 2001.

Aggregate maturities of long-term debt over the next five years assuming repayment of stockholders' advances (Note 2) and notes are as follows:

                               2000   $695,000
                               2001   $369,000
                               2002    $49,000
                               2003    $54,000
                               2004    $32,000

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


4.   STOCK WARRANTS

The Company issued 460,000 warrants at prices ranging from $.50 to $1.00, with a weighted average price of $.69. These warrants were issued in connection with obtaining the right for the Company to port certain Netscape Communications Corporation Internet products to the IBM AS/400 platform. These warrants expire in 2000.

5.   MAJOR CUSTOMERS

The Company provided Internet products, websight consulting services and support services to three major customers totaling $1,734,000 and $1,746,000 for the years ended December 31, 1999 and 1998 respectively. These three customers in the aggregate accounted for 97% and 99% of the Company's revenue in 1999 and 1998, respectively.

During 1998, the Company signed a licensing agreement and supplemental support services agreement for its previously developed Career/NET product, an Internet resume management service, with Career/NET L.L.C. These agreements allowed the licensee the perpetual license to use and sell the product. In consideration for granting the license, I/NET would receive 30% of the net revenues received by the licensee. In exchange for these revenues, I/NET would perform all programming and website design and development.

In March 1999, the licensee desired to be relieved of the supplemental support services agreement. In exchange for this relief, it gave to I/NET a $209,000 demand promissory note which bears interest at 7% per annum. The revenue from this transaction has been recorded in 1999 and the note is included in trade receivables as of December 31, 1999. In addition, the Company has negotiated a fee-for-service agreement for all ongoing programming and website development work.

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

Significant components of the Company's deferred tax assets are as follows:

December 31,                                    1999                1998
--------------------------------------------------------------------------------
Deferred Tax Assets:

     Accruals                              $    88,000          $   88,000
     Trademark                                  51,000              56,000
     Net operating loss carryforward         3,406,000           3,409,000
     Tax credit carryforwards                   27,000              42,000
     Capital loss carryforwards                 24,000              24,000
--------------------------------------------------------------------------------
Total Deferred Tax Assets                    3,596,000           3,619,000

Valuation Allowance                         (3,596,000)         (3,619,000)
--------------------------------------------------------------------------------
                                            $    -              $    -
--------------------------------------------------------------------------------

As of December 31, 1999, the Company had a net operating loss carryforward of approximately $10,017,000 and investment tax credit carryforwards of approximately $22,000 available to reduce future taxable income and taxes, respectively. These carryforwards expire from 2000 through 2011.

7.   EMPLOYEE BENEFIT PLAN

The Company has a profit sharing and defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations in 1999 or 1998.

                                                                      I/NET Inc.

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

8.  OPERATING LEASE

The Company leases its facilities and certain equipment under non-cancelable operating leases. Rental expense under these leases was approximately $117,000 and $105,000 for each of the years ended December 31, 1999 and 1998. Future minimum annual lease payments subsequent to December 31, 1999 are as follows:

                           2000       $ 101,000
                           2001      $   69,000

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

                                             Option Price       Weighted Average
                              Shares           Per Share         Price Per Share
--------------------------------------------------------------------------------
January 1, 1998 and 1999      115,000         $.37-2.50            $  .63
  Lapsed October 1999        (100,000)           .37                  .37
  Granted December 1999        50,000            .29                  .29
--------------------------------------------------------------------------------
December 31, 1999              65,000         $.29-2.50            $  .80
--------------------------------------------------------------------------------

At December 31, 1999, 582,255 shares of common stock are reserved for the incentive stock option plan and 15,000 options were vested and exercisable at $2.50 per share. The remaining weighted average contractual life on these options is five years. The 50,000 options are not vested and have a remaining contractual life of ten years.

Under SFAS No. 123, "Accounting for Stock Based Compensation", the Company is required to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for the grant in 1999: expected volatility of 80 percent,-risk free interest rate of 6.2 percent and an expected option life of 7.2 years. Net income for 1999 and 1998 would not have been materially affected. The fair value of the options granted during 1999 was $.19 per share.

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

10.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid for the years ended December 31, 1999 and 1998, was $22,000 and $50,000, respectively. The Company paid no income taxes during 1999 and 1998.

11.  CONTINGENCIES
       ROYALTIES

In a prior year, the Company entered into a software license agreement with Netscape wherein Netscape granted to the Company the right to port certain of its Internet Server products to the IBM AS/400 platform. This agreement is for a period of three years and allows the Company to market and distribute the ported products upon their modification to the AS/400 platform.

In exchange for this license agreement, I/NET has agreed to pay minimum royalties to Netscape in the amount of $3,000,000 according to the following repayment schedule:

                 Paid by IBM on behalf
                  of I/NET in October, 1997         $  250,000
                 Paid by IBM on behalf
                  of  I/NET in September, 1998      $  750,000
                 Paid by IBM on behalf
                  of I/NET in September, 1999       $1,000,000
                 September 30, 2000                 $1,000,000

IBM Corporation has guaranteed to Netscape the above listed royalties in the event that product sales are insufficient to repay amounts due under this agreement.

IBM has provided advances against royalties in the amount of $600,00 as certain tasks were completed. These amounts will be reimbursed to IBM after deduction of Netscape royalties in the amount of 10% of total revenue received from the sale of the ported products. If the revenue from the sales of these Netscape products are insufficient, I/NET will not have to repay any of these royalties advanced. The Company recognized $10,000 of revenue from these advances in 1999 and $390,000 in 1998 as certain milestone events were met.

       LITIGATION

The Company is involved in various legal actions arising from the normal course of business. Management does not anticipate any material losses as a result of these proceedings.

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


12.  EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

Year ended December 31,                         1999                1998
--------------------------------------------------------------------------------
Basic Effect of assumed conversion of
   options and warrants                      31,037,652          31,037,652

                                                140,881             -

--------------------------------------------------------------------------------
Diluted                                      31,178,533          31,037,652
--------------------------------------------------------------------------------

For 1999, warrants to purchase 115,000 shares of common stock at $1.00 per share and options to purchase 15,000 shares of common stock at $2.50 per share were not included in the computation of diluted earnings per share because they were anti-dilutive. For 1998, all warrants and options outstanding were anti-dilutive.

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