Form 10QSB
period 2000-03-31
I NET INC
filed 2000-05-15
CIK 789860

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY  REPORT  UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended March 31, 2000
                                   --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from ___________________ to ______________________


                           Commission File No. 0-23806

                                   I/NET, INC.

        (Exact Name of Small Business Issuer as specified in its Charter)
        -----------------------------------------------------------------


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

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No __

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date:

                                 March 31, 2000

                                   31,037,652

Transitional Small Business Disclosure Format (check one)

                                    Yes No X

ITEM 1.  FINANCIAL INFORMATION

                                   I/NET, Inc.

                           Consolidated Balance Sheet

                                   (Unaudited)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                           March 31, 2000
                                                           --------------
Assets (Notes 2 and 3)
         Current Assets
         Cash                                                          $175,398
         Receivables:
                  Trade                                                $180,352
                  Note (Note 5)                        209,000          389,352
                                                       -------          -------
         Total Current Assets                                           564,750

         Office Furniture and Equipment, Net of
                  Accumulated Depreciation of  $25,995                   13,587
                                                                        -------

         Total Assets                                                 $ 578,337
                                                                       =========

Liabilities and Capital Deficit
         Current Liabilities
         Accounts Payable                                               $12,020
         Accruals:
                  Commissions (Note 1)                  258,000
                  Interest                              179,005
                  Other                                  23,500         460,505
                                                        -------
         Advances from Stockholders' (Note 2)                            95,500
         Current maturities of long-term debt (Note 3)                  591,000
                                                                      ---------
         Total Current Liabilities                                    1,159,025
         Long-term Debt, less current maturities (Note 3)               469,804
                                                                      ---------

         Total Liabilities                                            1,628,829

Commitments and Contingencies (Notes 7,8,11 and 14)
Capital Deficit (Notes 4 and 9)
         Common Stock $.001 par value; Authorized
           50,000,000 Shares:
         Issued and outstanding 31,037,652                               31,038
         Additional Paid in Capital                                  11,886,674
         Deficit                                                    (12,968,204)
                                                                    ------------
         Total Capital Deficit                                       (1,050,492)
                                                                    -----------
         Total Liabilities and Capital Deficit                         $578,337
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

                                   I/NET, Inc.

                       Consolidated Statements of Earnings

                                   (Unaudited)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                         ------------------
                                                      March 31,       March 31,
                                                        2000            1999
                                                     ----------      ----------
Revenues (Note 5)                                   $  409,901      $  520,618
Cost of Revenues                                       209,393         272,894
                                                     ----------      ----------
         Gross Profit                                  200,508         247,724

Selling, General, and Administrative Expenses          143,678         175,812
                                                     ----------      ----------

         Earnings from operations                       56,830          71,912

Other income (expense):
         Interest expense                              (15,042)        (16,675)
         Interest income                                 5,332           1,134
         Other income                                      883           5,585
         Gain on sale of securities ( Note 13)          28,199             -
                                                     ----------      ----------
                                                        19,372          (9,956)
                                                     ----------      ----------
         Net Earnings                               $   76,202      $   61,956
                                                     ==========      ==========
Net Earnings per Share (Note 12)
         Basic and Diluted                          $     -         $    -
                                                     ==========      ==========
Average Number of Basic Common Shares
Outstanding (Note 12)                               $31,037,652    $31,037,652
                                                     ==========     ===========

Average Number of Diluted Common Shares
Outstanding (Note 12)                                31,118,421     31,854,945
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

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                         ------------------
                                                      March 31,        March 31,
                                                        2000             1999
                                                     -----------      ----------
Operating Activities

         Net Earnings                                  $76,202         $ 61,956
         Depreciation and Amortization                   3,000            7,500
         Gain on sale of securities (Note 13)          (28,199)            -
         Changes in Assets and Liabilities
                  Trades Receivables                   (25,099)         (61,020)
                  Accounts Payable                      (2,397)          17,624
                  Accruals                              (5,597)         (13,399)
                                                      ---------        ---------

Cash Provided By Operating Activities                   17,910           12,661

Investing Activities

         Proceeds from sale of securities (Note 13)     28,199             -
         Capital expenditures                             -              (2,725)
                                                      ---------        ---------

Cash Used In Investing Activities                       28,199           (2,725)

Financing Activities

         Principal payments on notes to stockholders    (7,332)          (5,280)
         Principal payments on long-term debt          (35,060)         (15,890)
                                                      ---------         --------

Cash Used In Financing Activities                      (42,392)         (21,170)

Increase (Decrease) in Cash and Cash Equivalents         3,717          (11,234)

Cash and Cash Equivalents, Beginning of Period         171,681          103,847
                                                       -------          --------

Cash and Cash Equivalents, End of Period              $175,398          $92,613
                                                       =======          ========

See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.

                         Summary of Accounting Policies

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Basis of Presentation
---------------------
The consolidated financial statements included herein have been prepared by I/NET, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 annual report on Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, the results of its operations for the three month periods ended March 31, 2000 and 1999 and its cash flows for the three month periods ended March 31, 2000 and 1999. All such adjustments are of a normal and recurring nature.

The consolidated financial statements include the accounts of the Company, I/NET, Inc. (a Delaware corporation), and its wholly-owned subsidiary I/NET, Inc. (a Michigan corporation) and its wholly-owned subsidiary, Stek, Ltd. (a Caymanian corporation).

Stek, Ltd. was formed to receive shares of SEGOES, Ltd. which it earned for the successful completion of the development, installation and operation of the SEGOES website which operates an Internet based offshore asset management and trading system.

Description of the Business
---------------------------
The Company operates as one business segment consisting of Website consulting services and development of Internet computer software products. The Company does not operate based upon product lines but as one business unit. Its major customers are International Business Machines (IBM) and Appsmall.com (See Note
5).

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

                                   I/NET, Inc.

                         Summary of Accounting Policies

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist of cash, receivables, notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt, and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at March 31, 2000.

Revenue Recognition
-------------------
Revenues for the sale of the Company's Internet products are recognized when the customer has accepted the product. The Company records its revenue from Websight consulting contracts on a monthly basis as amounts are invoiced for time and expenses incurred.

Earnings Per Share
------------------
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

                                   I/NET, Inc.

                         Summary of Accounting Policies

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

                                   I/NET, Inc.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1. Commissions

During a prior year, the Company negotiated to release a distributor from its exclusive contract to distribute certain Company products. In exchange for this release, the Company agreed to pay commissions totaling $258,000 at March 31, 2000.

2.   Short-term Advances from Stockholders
     Advances from stockholders as of March 31, 2000 consists of:

          Non-interest bearing notes payable to
          Stockholders, due on demand                              $  20,500

          Stockholder's advances bearing
          interest at 8%, due on demand and
          secured by all the Company's assets                         75,000
                                                                    --------
                                                                   $  95,500

3.   Long-term Debt
     Long-term debt as of March 31, 2000 consists of:

          Notes payable to vendors (see below)                     $ 756,494

          Notes payable to stockholders bearing interest
          at 8% and due in December, 2001, secured
          by all the Company's assets                                304,310
                                                                   ----------
                                                                   1,060,804

          Less current maturities                                    591,000
                                                                   ----------

          Total Long-term Debt                                      $469,804
                                                                   ==========

                                   I/NET, Inc.

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Notes Payable to Vendors
------------------------
Unsecured notes payable to various vendors totaling $756,494 are due in various installments and at varying interest rates.

Two notes totaling $440,655 are due on demand. These notes bear interest at the prime rate plus 2% (effectively 10.75 % at March 31, 2000).

Another note in the amount of $69,523 is due in monthly installments at the rate of 5% of the previous months cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principle balance of this note, which the Company was unable to pay, was due in September 1996. The Company continues to make monthly payments as required by the original note. This note bears interest at 8% and is classified as current.

Another note in the amount of $205,708, is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is June 2004.

Another note in the amount of $40,608 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $3,500 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is April 2001.

Aggregate maturities of long-term debt over the next five years assuming repayment of stockholders' advances (Note 2) and notes are as follows:

                                  2000 $686,000
                                  2001 $351,000
                                  2002 $ 50,000
                                  2003 $ 56,000
                                  2004 $ 13,000

4. Stock Warrants

In 1997, the Company issued 460,000 warrants at prices ranging from $.50 to $1.00 with a weighted average price of $.69. These warrants were issued in connection with obtaining the right for the Company to port certain Netscape Communications Corporation Netscape Internet products to the IBM AS/400 platform. These warrants expire in September 2000.

                                   I/NET, Inc.

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

5. Major Customers

The Company provided Internet products, websight consulting services and support services to three major customers totaling $376,000 and $495,000 for the three months ending March 31, 2000 and 1999 respectively. These three customers in the aggregate accounted for 92% and 95% of the Company's revenue for these periods respectively.

During 1998, the Company signed a licensing agreement and supplemental support services agreement with Career/NET L.L.C. for its previously developed Career/NET product. In March of 1999, Career/NET L.L.C. desired to be relieved of the support services agreement in exchange for giving a $209,000 demand promissory note which bears interest at 7% per annum. The Company continues to perform ongoing programming and website development services for Career/NET.

6. Taxes on Income

Income taxes are calculated using the liability method.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets as of March 31, 2000 are as follows:

       Accruals                                             $88,000
       Trademark                                             51,000
       Net operating loss carryforwards                   3,406,000
       Tax Credit carryforwards                              27,000
       Capital loss carryforwards                            24,000
                                                         -----------
       Total Deferred Tax Assets                         $3,596,000

       Valuation Allowance                               (3,596,000)
                                                         ------------
                                                         $    -
                                                         ------------
As of March 31,  2000,  the Company had a net  operating  loss  carryforward  of
approximately   $10,017,000   and   investment  tax  credit   carryforwards   of
approximately $22,000 available to reduce future taxable income and taxes, respectively. These carryforwards expire from 2000 through 2011.

                                   I/NET, Inc.

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

7. Employee Benefit Plan

The Company has a profit sharing defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations during the three months ended March 31, 2000 or 1999.

8. Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases. Management expects that in the normal course of business, leases will be renewed or replaced with other leases. Rental expense under these leases was approximately $26,000 and $24,000 for the three months ended March 31, 2000 and 1999 respectively. Future minimum annual lease payments subsequent to March 31, 2000 are as follows:

                                 2000        $99,000
                                 2001        $47,000

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

                                          Option Price          Weighted Average
                       Shares              Per Share            Price Per Share
                       ---------------------------------------------------------
January 1, 1999        115,000             $.37-2.50                 $.63
Lapsed October
    1999              (100,000)               .37                     .37
Granted December
    1999                50,000                .29                     .29
                       -------              ---------                 ---

December 31, 1999
and March 31, 2000      65,000             $.29-2.50                  $.80
                       =======              =========                 ====

                                   I/NET, Inc.

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

At March 31, 2000, 582,255 shares of common stock were reserved for the incentive stock option plan and 15,000 options were vested and exercisable. The remaining weighted average contractual life on these options is five years. The 50,000 options are not vested and have a remaining contractual life of ten years.

Under SFAS No. 123, "Accounting for Stock Based Compensation" the Company is required to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for the grant in 1999: expected volatility of 80 percent; risk-free interest rate of 6.2 percent, and an expected option life of 7.2 years. Net earnings for the three month periods ending March 31, 2000 and 1999 would not have been materially affected. The fair value of the options granted during 1999 was $.19 per share.

10. Supplemental Disclosure of Cash Flow Information

Interest paid for the three months ended March 31, 2000 and 1999 was $7,000 and $9,000 respectively. The Company paid no income taxes during 2000 and 1999.

11. Contingencies

         Royalties

In a prior year, the Company entered into a software license agreement wherein Netscape granted to the Company the right to port certain of its Internet Server products to the IBM AS/400 platform. This agreement, which terminates on September 30, 2000, allows the Company to market and distribute the ported products upon their modification to the AS/400 platform.

In exchange for this license agreement, the Company has agreed to pay minimum royalties to Netscape in the amount of $3,000,000 according to the following repayment schedule:

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

During prior years, IBM has provided advances against royalties in the amount of $600,000. These amounts will be reimbursed to IBM after deduction of Netscape royalties in the amount of 10% of total revenue received from sale of the ported products. If the revenue from the sales of these Netscape products is insufficient, the Company will not have to repay any of these advanced royalties. To date, sales of this product have been insignificant.

         Litigation

From time to time, the Company is involved in various legal actions arising in the normal course of business. Management does not anticipate any material losses as a result of these proceedings.

12. Earnings Per Share

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

Three months ended March 31,                      2000              1999
                                                  ----              ----
Basic                                          31,037,652        31,037,652
Effect of assumed conversion of
 options and warrants                              80,769           817,293
                                               ----------        ----------
Diluted                                        31,118,421        31,854,945
                                               ==========        ==========

For the three months ended March 31, 2000, warrants to purchase 230,000 shares of common stock at prices ranging from $.75 to $1.00 per share and options to purchase 15,000 shares of common stock at $2.50 per share were not included in the computation of the diluted earnings per share as they were anti-dilutive.

For the three months ended March 31 1999, options to purchase 15,000 shares of common stock at $2.50 per share were not included in the computation of the diluted earnings as they were anti-dilutive.

13. Sale of Securities

In January 2000, Stek, Ltd., the Company's wholly owned Caymanian subsidiary sold approximately 20,000 shares of its 1,500,000 shares of SEGOES, Ltd. stock with net proceeds to the Company of $28,199. The Company had received these shares in January 1999 for the successful completion of the development, installation and operation of the SEGOES website.

14.  Continued Existence

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations in prior years, has a significant workin capital deficit, and requires additional capital to continue its product development. Management believes the Company will continue as a going concern and is actively marketing its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development.In addition, management is currently negotiating several additional contracts for its services and products. Management is also embarking on other strategic initiatives to expand its business opportunities. However, there can be no assurance these activities will be successful.

                                   I/NET, Inc.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------
Revenues for the three months ended March 31, 2000 were $410,000 compared to $521,000 for the three months ended March 31, 1999. When analyzed by product category, revenues of Website consulting services provided to IBM were $251,000 in the first quarter of 2000, as compared to $184,000 in 1999. Sale of Internet products accounted for revenues of $141,000 in 2000 and $90,000 in 1999. Revenue from the termination of a support services agreement and ongoing programming revenues from Career/NET L.L.C. accounted for revenues of $221,000 in 1999 and from programming revenues amounted to $7,000 in 2000.

Cost of revenues decreased by approximately $64,000 to $209,000 in 2000 as compared to $273,000 in 1999. The cause for this decrease was the reduction in support fees charged for the Netscape project.

General and administrative expenses deceased by approximately $32,000 to $144,000 in 2000 as compared to $176,000 in 1999. The cause for this decrease was reduced professional fees as well as lower employee costs.

Other income (expense) increased by $29,000 primarily due to the gain on the sale by Stek Ltd. of SEGOES, Ltd. stock in the amount of $29,000.

Financial Condition and Liquidity
---------------------------------
The Company's primary need for capital will be to invest in computer software development. As of March 31, 2000, the Company's working capital deficit was $594,000, as compared to a deficit of $986,000 at March 31, 1999. Earnings and continued debt repayment have provided the resulting decrease in working capital deficit in 2000 and 1999.

In March 2000, the Company signed an extension to its current Websight consulting agreement with IBM through the end of March 2001. In addition, the Company has signed new exclusive worldwide marketing and distribution agreements for the distribution of its Webserver products. Appsmall.com has the exclusive right through September 2000 to market and distribute the Company's products in the United States, Canada, Europe and the Middle East and Africa. General Business Services Co. LTD (GBS) of Tokyo, Japan has the exclusive territory of Japan for 2000.

                                   I/NET, Inc.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The Company believes that the additional sales provided by the above mentioned agreements, the continued development of new products, together with the renegotiations of its defaulted debt, should provide the Company with sufficient working capital to market its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development. The Company continues to explore alternative options to reduce its debt obligations, which could increase the Company's financial stability. In addition, management is currently negotiating several additional contracts for its services and products. However, there can be no assurance these activities will be successful.

"Safe Harbor" Provisions Under the Private Securities Litigation Reform Act
---------------------------------------------------------------------------
Statements in this filing that are not historical facts are forward-looking statements, which involve risks and uncertainties that could affect the Company's results of operations, financial position and cash flows. of 1995 Actual results may differ materially from those projected in the forward-looking statements, due to variety of factors, some of which may be beyond the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

In accordance with the requirements of the Exchange Act the registrant has caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized

I/NET, Inc.

Date: May 10, 2000

By:   /s/ Stephen J. Markee
   --------------------------------
   Stephen J. Markee
   Director, President, CEO and CFO