Form 10QSB
period 2000-06-30
I NET INC
filed 2000-08-07
CIK 789860

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________________ to ___________________


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

                               Yes X  No
                                  ---   ---
The registrant had 31,062,652 shares of common stock outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format:

                               Yes    No X
                                  ---   ---

ITEM 1.  FINANCIAL INFORMATION

                                   I/NET, Inc.

                           Consolidated Balance Sheet

                                   (Unaudited)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                         June 30, 2000
                                                         -------------

Assets (Notes 2 and 3)
         Current Assets

         Cash                                                       $214,755
         Receivables:
                  Trade                                             $161,556
                  Note (Note 5)                       209,000        370,556
                                                      -------        -------

         Total Current Assets                                        585,311

         Office Furniture and Equipment, Net of

              Accumulated Depreciation of $28,995                     10,587
                                                                     -------

         Total Assets                                               $595,898
                                                                     =======

Liabilities and Capital Deficit
         Current Liabilities

         Accounts Payable                                             $6,825
         Accruals:
                  Commissions (Note 1)                              $258,000
                  Interest                                           179,145
                  Other                                  75,400      512,545
                                                         ------    ---------
         Advances from Stockholders (Note 2)                          95,500
         Current maturities of long-term debt (Note 3)               509,000
                                                                   ---------
         Total Current Liabilities                                 1,123,870
         Long-term Debt, less current maturities (Note 3)            453,566
                                                                   ---------

         Total Liabilities                                         1,577,436

Commitments and Contingencies (Notes 7, 8, 11 and 14)

Capital Deficit (Notes 4 and 9)
         Common Stock $.001 par value; Authorized 50,000,000 Shares:

         Issued and outstanding 31,062,652                            31,063
         Additional Paid in Capital                               11,886,674
         Deficit                                                 (12,899,275)
                                                                 ------------
         Total Capital Deficit                                      (981,538)
                                                                 ------------
         Total Liabilities and Capital Deficit                      $595,898
                                                                 ============

See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.

                       Consolidated Statements of Earnings

                                   (Unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                    Three Months Ended       Six Months Ended
                                  ----------------------------------------------
                                    June 30,   June 30,     June 30,    June 30,
                                     2000        1999         2000       1999
                                  ----------- ----------- ----------- ----------
Revenues (Note 5)                   $348,668    $373,931    $758,569   $894,549
Cost of Revenues                     213,060     182,273     422,453    455,167
                                  ----------- ----------- ----------- ----------
         Gross Profit                135,608     191,658     336,116    439,382
Selling, General, and
Administrative Expenses              132,009     123,484     275,687    299,296
                                  ----------- ----------- ----------- ----------
         Earnings from operations      3,599      68,174      60,429    140,086
Other income (expense):
         Interest expense            (14,465)    (16,885)    (29,507)   (33,561)
         Interest income               5,825         461      11,156      1,595
         Other income (expense)           (5)     (2,677)        879      2,909
         Gain on sale of securities
         (Note 13)                      -            -        28,199       -
                                  ----------- ----------- ----------- ----------
                                      (8,645)    (19,101)     10,727    (29,057)
                                  ----------- ----------- ----------- ----------
         Earnings (Loss) before
            Extraordinary Item
            and Income Taxes         (5,046)     49,073      71,156     111,029
Income Tax Benefit                   25,000      -           25,000        -
                                  ----------- ----------- ---------- -----------
         Earnings before Extraordinary
         Item                        19,954       -          96,156        -
Extraordinary Item:
         Gain on extinquishment of
         debt net of tax effect
         (Note 3)                    48,975       -          48,975       -
                                  ----------- ----------- ----------- ----------
Net Earnings                        $68,929     $49,073    $145,131    $111,029
                                  =========== =========== ==========  ==========
Net Earnings per Share (Note 12)
         Basic and Diluted           $-           $-         $-          $-
                                  =========== =========== =========== ==========
Average Number of Basic Common
Shares Outstanding (Note 12)      31,062,652  31,037,652  31,050,252  31,037,652
                                  =========== =========== =========== ==========
Average Number of Diluted Common Shares

     Outstanding (Note 12)        31,093,613  31,718,224  31,081,113  31,718,224
                                  =========== =========== =========== ==========

See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                          Six Months Ended
                                                     ---------------------------
                                                      June 30,         June 30,
                                                        2000             1999
                                                     ----------        ---------
Operating Activities
         Net Earnings                                 $145,131         $111,029
         Depreciation and Amortization                   6,000            8,619
         Gain on sale of securities (Note 13)          (28,199)             -
         Extraordinary item:
                  Gain on extinquishment of debt
                  (Note 3)                             (73,975)             -
         Changes in Assets and Liabilities
                  Trades Receivables                    (6,303)         (72,538)
                  Accounts Payable                     (13,792)         (38,330)
                  Accruals                              60,011           (5,287)
                                                      ---------         --------
Cash Provided By Operating Activities                   88,873            3,493
Investing Activities
         Proceeds from sale of securities (Note 13)     28,199              -
         Capital expenditures                             -              (2,725)
                                                      ---------         --------
Cash Provided By (Used In) Investing Activities         28,199           (2,725)
Financing Activities
         Principal payments on notes to stockholders   (10,194)         (17,800)
         Principal payments on long-term debt          (63,804)         (33,435)
                                                      ---------         --------
Cash Used In Financing Activities                      (73,998)         (51,235)

Increase (Decrease) in Cash and Cash Equivalents        43,074          (50,467)

Cash and Cash Equivalents, Beginning of Period         171,681          103,847
                                                      ---------         --------

Cash and Cash Equivalents, End of Period              $214,755          $53,380
                                                      =========         ========

See accompanying summary of accounting policies and notes to consolidated inancial statements

                                   I/NET, Inc.

                         Summary of Accounting Policies

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Basis of Presentation
----------------------
The consolidated financial statements included herein have been prepared by I/NET, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 annual report on Form 10-KSB.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal adjustments considered necessary to present fairly the financial position of the Company as of June 30, 2000, the results of its operations for the three- month and six- month periods ended June 30, 2000 and 1999 and its cash flows for the six- month periods ended June 30, 2000 and 1999. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements include the accounts of the Company, I/NET, Inc. (a Delaware corporation), and its wholly- owned subsidiary I/NET, Inc. (a Michigan corporation) and its wholly-owned subsidiary, Stek, Ltd. (a Caymanian corporation).

Stek, Ltd. was formed to receive shares of SEGOES, Ltd. which it earned for the successful completion of the development, installation and operation of the SEGOES website, an Internet- based offshore asset management and trading system.

Description of the Business
---------------------------
The Company operates as one business segment, which provides Website consulting services and development of Internet computer software products. The Company does not operate based upon product lines but as one business unit. Its major customers are International Business Machines (IBM) and Appsmall.com (See Note
5).

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

Developed  Computer Software
----------------------------
Software development costs are accounted for in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Cost of Computer Software To Be Sold, Leased or Otherwise Marketed." Software development costs and certain product enhancements, when significant, are capitalized subsequent to the establishment of technological feasibility for the product and prior to the product's general release to customers.

Costs incurred prior to technological feasibility or subsequent to the product's general release to customers, as well as selling, general, and administrative costs associated with the products, are expensed as incurred.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist of cash, receivables, notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt, and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at June 30, 2000.

Revenue Recognition
-------------------
Revenues for the sale of the Company's Internet products are recognized when the customer has accepted the product. The Company records its revenue from Website consulting contracts on a monthly basis as amounts are invoiced for time and expenses incurred.

Earnings Per Share
-------------------
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

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

                                   I/NET, Inc.

                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1. Commissions
   -----------
During a prior year, the Company negotiated to release a distributor from its exclusive contract to distribute certain Company products. In exchange for this release, the Company agreed to pay commissions totaling $258,000 at June 30, 2000.

2. Short-term Advances from Stockholders
   -------------------------------------
Short-term advances from stockholders as of June 30, 2000 consist of:


        Non-interest bearing notes payable to
        Stockholders, due on demand                                    $20,500

Stockholder's  advances bearing interest at 8%, due
on demand and secured by all the Company's assets                       75,000
                                                                       -------
                                                                       $95,500

3. Long-term Debt
   --------------
   Long-term debt as of June 30, 2000 consists of:

      Notes payable to vendors (see below)                            $661,118

      Notes payable to stockholders bearing interest
      at 8% and due in December, 2001, secured
      by all the Company's assets                                      301,448
                                                                       -------
                                                                       962,566
      Less current maturities                                          509,000
                                                                       -------
      Total Long-term Debt                                            $453,566
                                                                      ========

                                   I/NET, Inc.

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Notes  Payable to Vendors
-------------------------
Unsecured notes payable to various vendors totaling $661,118 are due in various installments and at varying interest rates.

A note in the amount of $374,023 is due on demand. This note bears interest at the prime rate plus 2% (effectively 11.50% at June 30, 2000).

Another note in the amount of $62,410 is due in monthly installments at the rate of 5% of the previous month's cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principle balance of this note, which the Company was unable to pay, was due in September 1996. The Company continues to make monthly payments as required by the original note. This note bears interest at 8% and is classified as current.

Another note in the amount of $195,518 is due in monthly installments of 5% of the previous month's cash receipts (as defined), but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is June 2004.

Another note in the amount of $29,167 is due in monthly installments of 5% of the previous month's cash receipts (as defined), but at a minimum rate of $3,500 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is March l, 2001.

Aggregate maturities of long-term debt over the next five years assuming repayment of stockholders' advances (Note 2) and notes are as follows:

                                  2001 $604,000
                                  2002 $348,000
                                  2003  $52,000
                                  2004  $54,000

During April 2000, the Company reached an agreement with a note holder, whereby the Company exchanged 25,000 of its common shares of stock for forgiveness of $74,000 of indebtedness less an income tax benefit of $25,000. This transaction has been treated as an extraordinary item for financial statement purposes.

4. Stock Warrants
   --------------
In 1997, the Company issued 460,000 warrants at prices ranging from $0.50 to $1.00 with a weighted average price of $.69. These warrants were issued in connection with obtaining the right for the Company to port certain Netscape Communications Corporation Netscape Internet products to the IBM AS/400 platform. These warrants expire in September 2000.

                                   I/NET, Inc.

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

5. Major Customers
   ---------------
The Company provided Internet products, website consulting services and support services to three major customers totaling $692,000 and $644,000 for the six months ending June 30, 2000 and 1999, respectively. These three customers in the aggregate accounted for 91% and 72% of the Company's revenue for these periods, respectively.

During 1998, the Company signed a licensing agreement and supplemental support services agreement with Career/NET L.L.C. for the Company's previously developed Career/NET product. In March of 1999, Career/NET L.L.C. desired to be relieved of the support services agreement in exchange for giving a $209,000 demand promissory note which bears interest at 7% per annum. The Company continues to perform ongoing programming and website development services for Career/NET.

6. Taxes on Income
   ---------------
Income taxes are calculated using the liability method.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets as of June 30, 2000 are as follows:

     Accruals                                                         $88,000
     Trademark                                                         51,000
     Net operating loss carryforwards                               3,406,000
     Tax credit carryforwards                                          27,000
     Capital loss carryforwards                                        24,000
                                                                     --------
    Total Deferred Tax Assets                                      $3,596,000

    Valuation Allowance                                           (3,596,000)
                                                                  -----------
                                                                       $-

As of June 30,  2000,  the  Company had a net  operating  loss  carryforward  of approximately $10,017,000 and investment tax credit carryforwards of approximately $22,000 available to reduce future taxable income and taxes, respectively. These carryforwards expire from 2000 through 2011.

                                   I/NET, Inc.

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

7. Employee Benefit Plan
   ---------------------
The Company has a profit sharing defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations during the three months and six months ended June 30, 2000 or 1999.

8. Operating Leases
   ----------------
The Company leases its facilities and certain equipment under non-cancelable operating leases. Management expects that in the normal course of business, leases will be renewed or replaced with other leases. Rental expense under these leases was approximately $53,000 and $55,000 for the six months ended June 30, 2000 and 1999, respectively. Future minimum annual lease payments subsequent to June 30, 2000 are as follows:

                                  2000 $96,000
                                  2001 $25,000

9. Incentive Stock Option Plan
   ---------------------------
The Company maintains an incentive stock option plan that provides for the granting of options to officers and other key employees at an exercise price not less than 100% of the fair market value on the date of the grant. Twenty percent of the options become exercisable each year following the date they were granted, and can remain outstanding for five years following the day they become fully vested. Options outstanding are summarized as follows:

                                            Option Price        Weighted Average
                             Shares           Per Share          Price Per Share

January 1, 1999              115,000          $.37-2.50               $.63
Lapsed October 1999         (100,000)            .37                   .37
Granted December 1999         50,000             .29                   .29
                            ---------         ----------              -----

December 31, 1999
and June 30, 2000             65,000          $.29-2.50               $.80
                            =========         ==========              =====

                                   I/NET, Inc.

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

At June 30, 2000, 582,255 shares of common stock were reserved for the incentive stock option plan and 15,000 options were vested and exercisable. The remaining weighted average contractual life on these options is five years. The remaining 50,000 options are not vested and have a remaining contractual life of ten years.

Under SFAS No. 123, "Accounting for Stock Based Compensation" the Company is required to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for the grant in 1999: expected volatility of 80%; risk-free interest rate of 6.2%, and an expected option life of 7.2 years. Net earnings for the six-month periods ending June 30, 2000 and 1999 would not have been materially affected. The fair value of the options granted during 1999 was $0.19 per share.

10.  Supplemental Disclosure of Cash Flow Information
     -----------------------------------------------
Interest paid for the six months ended June 30, 2000 and 1999 was $14,000 and $17,000 respectively. The Company paid no income taxes during 2000 and 1999.

Non-cash investing and financing activities are summarized as follows:

Forgiveness of indebtedness in the amount of $74,000 in exchange for 25,000 shares of common stock in April, 2000.

                                   I/NET, Inc.

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

11. Contingencies
    --------------
        Royalties
In a prior year, the Company entered into a software license agreement wherein Netscape granted to the Company the right to port certain of its Internet Server products to the IBM AS/400 platform. This agreement, which terminates on September 30, 2000, allows the Company to market and distribute the ported products upon their modification to the AS/400 platform.

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

                                   I/NET, Inc.

                   Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

12. Earnings Per Share
    ------------------

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

Three months ended June 30,                                 2000       1999
                                                            ----       ----
Basic                                                    31,062,652  31,037,652
Effect of assumed conversion of
  options and warrants                                       30,961     680,572
                                                         ----------- -----------

Diluted                                                  31,093,613  31,718,224
                                                         =========== ===========

Six months ended June 30,                                   2000       1999
                                                            ----       ----

Basic                                                    31,050,152  31,037,652
Effect of assumed conversion of
  options and warrants                                       30,961      80,572
                                                         ----------  -----------

Diluted                                                  31,081,113  31,718,224
                                                         =========== ===========

For the three months and six months ended June 30, 2000, warrants to purchase 230,000shares of common stock at prices ranging from $0.75 to $1.00 per share and options to purchase 15,000 shares of common stock at $2.50 per share were not included in the computation of the diluted earnings per share as they were anti-dilutive.

For the three months and six months ended June 30 1999, options to purchase 15,000 shares of common stock at $2.50 per share were not included in the computation of the diluted earnings as they were anti-dilutive.

13. Sale of Securities
    ------------------
In January 2000, Stek, Ltd., the Company's wholly owned Caymanian subsidiary sold approximately 20,000 shares of its 1,500,000 shares of SEGOES, Ltd. stock with net proceeds to the Company of $28,199. The Company had received these shares in January 1999 for the successful completion of the development, installation and operation of the SEGOES website.

                                   I/NET, Inc.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

14. Continued Existence
    -------------------
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations in prior years, has a significant working capital deficit, and requires additional capital to continue its product development. Management believes the Company will continue as a going concern and is actively marketing its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development. In addition, management is currently negotiating several additional contracts for its services and products. Management is also embarking on other strategic initiatives to expand its business opportunities. However, there can be no assurance these activities will be successful.

Item 2.Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

First Half of 2000 Compared to the First Half of 1999

Revenues for the six months ended June 30, 2000 were $759,000 compared to $895,000 for the six months ended June 30, 1999. Sales of Internet software products accounted for revenues of $210,000 in 2000 and $221,000 in 1999. The decrease in software sales was due primarily to lower European sales, as the Company's primary distributor in that region underwent a change in marketing and sales personnel. This decrease was offset, in part, by sales from the Company's new distributor in the Pacific Rim. Revenues from website and related consulting totaled $549,000 for the six-month period of 2000, compared with $674,000 for the same period of 1999. The decrease was due primarily to $209,000 in revenue from the termination of a support services agreement with Career/NET L.L.C. in 1999. Exclusive of this item, revenues from website and related consulting were $465,000 in 1999.

Cost of revenues decreased by approximately $33,000 to $422,000 in 2000 as compared to $455,000 in 1999. The cause for this decrease was the reduction in personnel costs for the completed Netscape project.

General and administrative expenses decreased by approximately $23,000 to $276,000 in 2000 as compared to $299,000 in 1999. The cause for this decrease was lower employee costs.

                                   I/NET, Inc.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Other income (expense) increased by $39,000 primarily due to the gain on the sale by Stek Ltd. of SEGOES, Ltd. stock in the amount of $29,000 and increased interest income of $10,000.

During April 2000, the Company exchanged 25,000 of its common shares for the forgiveness of $74,000 less an income tax benefit of $25,000 of indebtedness to a note holder. This exchange has been treated as an extraordinary item.

Second Quarter of 2000 Compared to Second Quarter of 1999
---------------------------------------------------------
For the three month period ended June 30, 2000, revenues decreased by $25,000 as compared to the same period of 1999, reflecting lower software sales in Europe that were offset, in part, by higher consulting revenues and software sales by the Company's new distributor in the Pacific Rim.

Cost of revenues increased during the second quarter of 2000 compared with the same period in 1999, reflecting increased use of contract employees for the Company's website development consulting business.

Financial   Condition   and  Liquidity
--------------------------------------
The Company's primary need for capital will be to invest in computer software development. The company has reduced its working capital deficit from a year ago. As of June 30, 2000, the Company's working capital deficit was $539,000, as compared to a deficit of $961,000 at June 30, 1999. Earnings and continued debt reductions have provided the resulting decrease in working capital deficit in 2000 and 1999.

In March 2000, the Company signed an extension to its current website consulting agreement with IBM through the end of March 2001. In addition, the Company has signed new exclusive worldwide marketing and distribution agreements for the distribution of its Webserver products. Appsmall.com has the exclusive right through September 2000 to market and distribute the Company's products in the United States, Canada, Europe and the Middle East and Africa. General Business Services Co. LTD (GBS) of Tokyo, Japan has the exclusive territory of Japan for 2000.

                                   I/NET, Inc.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The Company believes that the additional sales provided by these agreements, the continued development of new products, together with the renegotiations of its defaulted debt, should provide the Company with sufficient working capital to market its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development. The Company continues to explore alternative options to reduce its debt obligations, which could increase the Company's financial stability. In addition, management is currently negotiating several additional contracts for its services and products. However, there can be no assurance these activities will be successful.

"Safe Harbor" Provisions Under the Private Securities Litigation Reform Act
---------------------------------------------------------------------------

Statements  in  this  filing that  are  not historical facts are forward-looking
Statements, which involve risks and uncertainties that could affect the Company's results of operations, financial position and cash flows. of 1995 Actual results may differ materially from those projected in the forward -looking statements, due to variety of factors, some of which may be beyond the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

PART II- OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds

On April 25,2000, the Company issued 25,000 shares of its unregistered common stock for the forgiveness of $74,000 of outstanding indebtedness. The Company believes the issuance to be exempt from registration under ss.4(2) of the Securities Act.

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized

I/NET, Inc.

Date: July 31, 2000

By: _/s/Stephen J. Markee
   --------------------------------
   Stephen J. Markee
   Director, President, CEO and CFO