Form 10QSB
period 2000-09-30
I NET INC
filed 2000-11-20
CIK 789860

                                 United States
                      Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000
                                    ------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to___________________


                         Commission File No.  0-23806
                                              -------

                                  I/NET, INC.
                                  -----------
       (Exact Name of Small Business Issuer as specified in its Charter)
       -----------------------------------------------------------------


     DELAWARE                                                     87-0046720
     --------                                                     ----------
(State or Other Jurisdiction of                          (IRS Employer I.D. No.)
Incorporation or Organization)

                          643 West Crosstown Parkway
                           Kalamazoo, Michigan 49008
                           -------------------------
                   (Address of Principal Executive Officers)
                   -----------------------------------------


                   Issuer's Telephone Number:  (616) 344-3017
                   ------------------------------------------

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No__
                                     ---

The registrant had 31,182,652 shares of common stock outstanding as of September 30, 2000.

Transitional Small Business Disclosure Format:

                                  Yes__      No X
                                               ---

ITEM 1.  FINANCIAL STATEMENTS

                                  I/NET, Inc.
                          Consolidated Balance Sheet
                                  (Unaudited)




                                                                   September 30,
                                                                       2000
                                                                   -------------
Assets (Notes 2 and 3)
     Current Assets
     Cash                                                           $    132,627
     Trade Receivables                                                   143,747
     Prepaid Expenses                                                     20,000
                                                                    ------------
     Total Current Assets                                                296,374

     Office Furniture and Equipment, Net of
          Accumulated Depreciation of $ 32,995                            22,282
                                                                    ------------
     Total Assets                                                   $    318,656
                                                                    ============
Liabilities and Capital Deficit
     Current Liabilities
     Accounts Payable                                               $        907
     Accruals:
            Commissions (Note 1)                         $258,000
            Interest                                      186,581        444,581
                                                         --------
     Advances from Stockholders (Note 2)                                  95,500
     Current maturities of long-term debt (Note 3)                       491,000
                                                                    ------------
     Total Current Liabilities                                         1,031,988
     Long-term Debt, less current maturities (Note 3)                    436,598
                                                                    ------------
     Total Liabilities                                                 1,468,586

Commitments and Contingencies (Notes 6, 7, 11 and 14)

Capital Deficit (Note 8)
     Common Stock $.001 par value; Authorized 50,000,000 Shares:
     Issued and outstanding 31,182,652                                    31,183
     Additional Paid in Capital                                       11,910,554
     Deficit                                                        (13,091,667)
                                                                    ------------
     Total Capital Deficit                                             (940,930)
                                                                    ------------

     Total Liabilities and Capital Deficit                          $    318,656
                                                                    ============

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                  I/NET, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                      Three Months Ended          Nine Months Ended
                                                  -------------------------   -------------------------
                                                   September     September     September     September
                                                   30, 2000      30, 1999      30, 2000      30, 1999
                                                  -----------   -----------   -----------   -----------
Revenues (Note 4)                                 $   390,745   $   487,325   $ 1,149,314   $ 1,381,874
Cost of Revenues                                      225,067       180,021       647,520       635,188
                                                  -----------   -----------   -----------   -----------

     Gross Profit                                     165,678       307,304       501,794       746,686

Selling, General, and Administrative Expenses         138,181       159,519       413,868       458,815

Loss on writedown of investments (Note 9)            (209,000)            -      (209,000)            -
                                                  -----------   -----------   -----------   -----------
     (Loss) Earnings from operations                 (181,503)      147,785      (121,074)      287,871

Other income (expense):
     Interest expense                                 (13,967)      (16,414)      (43,474)      (49,975)
     Interest income                                    3,883         4,770        15,040         6,365
     Other income (expense)                              (805)          146            73         3,055
     Gain on sale of securities (Note 13)                   -             -        28,199             -
                                                  -----------   -----------   -----------   -----------
                                                      (10,889)      (11,498)         (162)      (40,555)
                                                  -----------   -----------   -----------   -----------

     (Loss) Earnings before Extraordinary Item
          and Income Taxes                           (192,392)      136,287      (121,236)      247,316

Income Tax Benefit                                          -             -        25,000             -
                                                  -----------   -----------   -----------   -----------
     (Loss) Earnings before Extraordinary Item       (192,392)      136,287       (96,236)      247,316

Extraordinary Item:
     Gain on extinquishment of debt net of tax
     effect (Note 3)                                        -             -        48,975             -
                                                  -----------   -----------   -----------   -----------
Net (Loss) Earnings                               $  (192,392)  $   136,287    $  (47,261)  $   247,316
                                                  ===========   ===========   ===========   ===========

Net (Loss) Earnings per Share (Note 12)
     Basic and Diluted                            $      (.01)  $       .01    $        -   $       .01
                                                  ===========   ===========   ===========   ===========

Average Number of Basic Common Shares
  Outstanding (Note 12)                            31,142,652    31,037,652    31,050,152    31,037,652
                                                  ===========   ===========   ===========   ===========

Average Number of Diluted Common Shares
  Outstanding (Note 12)                            31,170,430    31,718,224    31,191,641    31,718,224
                                                  ===========   ===========   ===========   ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                  I/NET, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                        Nine Months Ended
                                                        -----------------
                                                      September,  September,
                                                       30, 2000    30, 1999
                                                      ---------   ---------
 Operating Activities
     Net (Loss) earnings                              $ (47,261)  $ 247,316
     Depreciation and amortization                       14,000      13,119
     Gain on sale of securities (Note 13)               (28,199)          -
     Loss on writedown of investments (Note 9)          209,000           -
     Extraordinary item:
          Gain on extinquishment of debt (Note 3)       (73,975)          -
     Changes in Assets and Liabilities
          Trade Receivables                              11,506    (204,148)
          Accounts Payable                              (16,711)    (30,101)
          Accruals                                      (10,953)     11,129)
                                                      ---------   ---------

Cash Provided By Operating Activities                    57,407      37,315

Investing Activities
     Proceeds from sale of securities (Note 13)          28,199           -
     Capital expenditures                               (15,694)     (2,725)
                                                      ---------   ---------

Cash Provided By (Used In) Investing Activities          12,505      (2,725)

Financing Activities:
     Principal payments on notes to stockholders        (17,194)    (29,543)
     Principal payments on long-term debt               (91,772)    (33,435)
                                                      ---------   ---------

Cash Used In Financing Activities                      (108,966)    (62,978)

Decrease in Cash and Cash Equivalents                   (39,054)    (28,388)

Cash and Cash Equivalents, Beginning of Period          171,681     103,847
                                                      ---------   ---------

Cash and Cash Equivalents, End of Period              $ 132,627   $  75,459
                                                      =========   =========


   See accompanying summary of accounting policies and notes to consolidated financial statements

                                  I/NET, Inc.
                        Summary of Accounting Policies

Basis of Presentation         The consolidated financial statements included
                              herein have been prepared by I/NET, Inc. (the
                              "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange
                              Commission. You should read these consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 annual report on Form 10-KSB.

                              In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal adjustments considered necessary to present fairly the financial position of the Company as of September 30, 2000, the results of its operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and its cash flows for the nine-month periods ended September 30, 2000 and 1999. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

                              The consolidated financial statements include the accounts of the Company, I/NET, Inc. (a Delaware corporation), its wholly owned subsidiary I/NET, Inc. (a Michigan corporation), and its wholly owned subsidiary, Stek, Ltd. (a Caymanian corporation).

                              Stek, Ltd. was formed to receive shares of SEGOES, Ltd. These shares were earned for the successful completion of the development, installation and operation of the SEGOES website, an Internet-based offshore asset management and trading system.

Description of the Business   The Company operates in one business segment,
                              which provides Website consulting services and development of Internet computer software products. The Company does not operate based upon product lines but as one business unit. Its major customers are International Business Machines
                              (IBM) and Appsmall.com (See Note 5).

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

Office Furniture, Equipment   Office equipment and furniture are stated at cost.
and Depreciation              Depreciation is computed principally by the
                              straight-line method for financial reporting purposes over the estimated useful lives of the assets and by accelerated methods for tax purposes.

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

Fair Value of Financial       The Company's financial instruments consist
Instruments                   of cash, receivables, investments, notes payable,
                              accounts payable and long-term debt. Due to the short-term nature of the items, other than investments and long-term debt, and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at September 30, 2000.

Revenue Recognition           Revenues for the sale of the Company's Internet
                              products are recognized when the customer has accepted the product. The Company records its revenue from Website consulting contracts on a monthly basis as amounts are invoiced for time and expenses incurred.


Earnings (Loss) Per Share     Basic earnings (loss) per share includes no
                              dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

                                  I/NET, Inc.
                        Summary of Accounting Policies

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

Investments                   The Company has a minority interest in three
                              privately held companies. These investments are carried at the lower of cost or estimated fair market value (Note 9).

          See accompanying notes to consolidated financial statements.

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements

1. Commissions           During a prior year, the Company negotiated to release
                         a distributor from its exclusive contract to distribute certain Company products. In exchange for this release, the Company agreed to pay commissions totaling $258,000 at September 30, 2000.

2. Short-term Advances   Short-term advances from stockholders as of September
                         30, 2000 consist from Stockholders of:

                         Non-interest bearing notes payable to
                         Stockholders, due on demand                   $20,500

                         Stockholder's advances bearing
                         interest at 8%, due on demand and
                         secured by all the Company's assets            75,000
                                                                       -------
                                                                       $95,500
                                                                       =======

3. Long-term Debt        Long-term debt as of September 30, 2000
                         consists of:

                         Notes payable to vendors (see below)          $633,150

                         Notes payable to stockholders bearing
                         interest at 8% and due in December, 2001,
                         secured by all the Company's assets            294,448
                                                                       --------

                                                                        927,598
                         Less current maturities                        491,000
                                                                       --------

                         Total Long-term Debt                          $436,598
                                                                       ========

                                  I/NET, Inc.
                   Notes to Consolidated Financial Statements

Notes Payable to         Unsecured notes payable to various vendors totaling
Vendors                  $633,150 are due in various installments and at
                         varying interest rates.

                         A note in the amount of $374,023 is due on demand. This note bears interest at the prime rate plus 2% (effectively 11.50% at September 30, 2000).

                         Another note in the amount of $54,686 is due in monthly installments at the rate of 5% of the previous month's cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principle balance of this note, which the Company was unable to pay, was due in September 1996. The Company continues to make monthly payments as required by the original note. This note bears interest at 8%, and is classified as current.

                         Another note in the amount of $185,135 is due in monthly installments of 5% of the previous month's cash receipts (as defined), but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is June 2004.

                         Another note in the amount of $19,306 is due in monthly installments of 5% of the previous month's cash receipts (as defined), but at a minimum rate of $3,500 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is March l, 2001.

                         Aggregate maturities of long-term debt over the next five years assuming repayment of stockholders' advances (Note 2) and notes are as follows:

                                   2001    $587,000
                                   2002    $343,000
                                   2003    $ 53,000
                                   2004    $ 41,000

                         During April 2000, the Company reached an agreement with a note holder, whereby the Company exchanged 25,000 of its common shares of stock for forgiveness of $74,000 of indebtedness less an income tax benefit of $25,000. This transaction has been treated as an extraordinary item for financial statement purposes.

                                  I/NET, Inc.
                   Notes to Consolidated Financial Statements

4. Major Customers       The Company provided Internet products, website
                         consulting services and support services to three major customers totaling $1,035,000 and $1,077,000 for the nine months ending September 30, 2000 and 1999, respectively. These three customers in the aggregate accounted for 91% and 53% of the Company's revenue for these periods, respectively.

5. Taxes on Income       Income taxes are calculated using the liability method.

                         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                         Significant components of the Company's deferred tax assets as of September 30, 2000 are as follows:

                         Accruals                           $    88,000
                         Net operating loss carryforwards     3,289,000
                         Tax credit carryforwards                22,000
                         Capital loss carryforwards              24,000
                                                            -----------

                         Total Deferred Tax Assets          $ 3,423,000

                         Valuation Allowance                 (3,423,000)
                                                            -----------
                                                            $         -
                                                            -----------

                         As of September 30, 2000, the Company had a net operating loss carryforward of approximately $9,674,000 and investment tax credit carryforwards of approximately $22,000 available to reduce future taxable income and taxes, respectively. These carryforwards expire from 2000 through 2011.

6. Employee Benefit Plan The Company has a profit sharing defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations during the three months and nine months ended September 30, 2000 or 1999.

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements

7. Operating Leases      The Company leases its facilities and certain equipment
                         under non-cancelable operating leases. Management expects that in the normal course of business, leases will be renewed or replaced with other leases. Rental expense under these leases was approximately $78,000 and $84,000 for the nine months ended September 30, 2000 and 1999, respectively. Future minimum annual lease payments subsequent to September 30, 2000 are as follows:

                                   2001    $93,000
                                   2002    $ 8,000
                                   2003    $ 8,000
                                   2004    $ 2,000

8. Incentive Stock       The Company maintains an incentive stock option plan
Option Plan              that provides for the granting of options to officers
                         and other key employees at an exercise price not less than 100% of the fair market value on the date of the grant. Twenty percent of the options become exercisable each year following the date they were granted, and can remain outstanding for five years following the day they become fully vested. Options outstanding are summarized as follows:

                                                         Option Price Weighted Average
                                               Shares     Per Share   Price Per Share
                                              ---------  ------------ ----------------

                         January 1, 1999       115,000      $.37-2.50         $.63
                         Lapsed October
                          1999                (100,000)           .37          .37
                         Granted December
                          1999                  50,000            .29          .29
                                              --------      ---------         ----

                         December 31, 1999      65,000      $029-2.50         $.80

                         Granted September
                         2000                  250,000            .24         $.24
                                              --------      ---------         ----

                         September 30, 2000    315,000      $.24-2.50         $.36
                                              ========      =========         ====

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements

                         At September 30, 2000, 582,255 shares of common stock were reserved for the incentive stock option plan and 15,000 options were vested and exercisable. The remaining weighted average contractual life on these options is five years. The remaining 300,000 options are not vested and have a remaining contractual life of ten years.


9. Investments           During August 2000, the Company discharged a customer
                         from $209,000 of indebtedness and also assigned that customer certain proprietary computer technology and software for the products known as Career/NET and HR
                         Department. In exchange for this discharge and assignment, the Company received 2,000,000 shares (18% interest) each in the common stock or units in two privately held entities. These entities provide web-based resume tracking solutions and career boards and were working towards raising additional capital of fund expansion of their growth. During the third quarter of 2000, the raising of additional capital was suspended due to deteriorating market conditions for such fund raising. The Company determined that it was appropriate to writedown these investments to their net realizable value at this time.

                         In addition, the Company holds a minority equity stake in SEGOES, Ltd. which offers offshore trading on the Web.

10. Supplemental         Interest paid for the nine months ended September 30,
    Disclosure of Cash   2000 and 1999 was $21,000 and $17,000 respectively. The
    Flow Information     Company paid no income taxes during 2000 and 1999.

                         Non-cash investing and financing activities are summarized as follows:

                         Forgiveness of indebtedness in the amount of $74,000 in exchange for 25,000 shares of common stock in April 2000.

11. Litigation           From time to time, the Company is involved in various
                         legal actions arising in the normal course of business.
                         Management does not anticipate any material losses as a result of these proceedings.

                                  I/NET, Inc.
                   Notes to Consolidated Financial Statements

12. Earnings (Loss)      A reconciliation of shares used in calculating basic
    Per Share            and diluted earnings (loss) per share follows:

                         Three months ended September 30,    2000        1999
                                                          ----------  ----------

                         Basic                            31,142,652  31,037,652
                         Effect of assumed conversion
                         of options and warrants              27,778     680,572
                                                          ----------  ----------

                         Diluted                          31,170,430  31,718,224
                                                          ==========  ==========

                         Nine months ended September 30,     2000         1999
                                                          ----------  ----------

                         Basic                            31,050,152  31,037,652
                         Effect of assumed conversion
                         of Options and warrants             141,489     680,572
                                                          ----------  ----------
                         Diluted                          31,191,641  31,718,224
                                                          ==========  ==========

                         For the three months and nine months ended September 30, 2000, options to purchase 15,000 shares of common stock at $2.50 per share and options to purchase 50,000 shares of common stock at $.29 were not included in the computation of the diluted earnings (loss) per share as they were anti-dilutive.

                         For the three months and nine months ended September 30 1999, options to purchase 15,000 shares of common stock at $2.50 per share were not included in the computation of the diluted earnings as they were anti-dilutive.

13. Sale of Securities   In January 2000, Stek, Ltd., the Company's wholly owned
                         Caymanian subsidiary, sold approximately 20,000 shares of its 1,500,000 shares of SEGOES, Ltd. stock with net proceeds to the Company of $28,199. The Company had received these shares in January 1999 for the successful completion of the development, installation and operation of the SEGOES website.

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

Item 2. Management's
Discussion and Analysis
or Plan of Operation

Results of Operations    First Nine months of 2000 Compared to the First Nine
                         months of 1999

                         Revenues for the nine months ended September 30, 2000 were $1,149,000 compared to $1,382,000 for the nine months ended September 30, 1999. Sales of Internet software products accounted for revenues of $350,000 in 2000 and $434,000 in 1999. The decrease in software sales was due primarily to lower European sales, as the Company's primary distributor in that region underwent a change in marketing and sales personnel. This decrease was offset, in part, by sales from the Company's new distributor in the Pacific Rim. Revenues from website and related consulting totaled $789,000 for the nine-month period of 2000, compared with $938,000 for the same period of 1999. The decrease was due primarily to the absence of $209,000 in revenue from the termination of a support services agreement with Career/NET L.L.C. in 1999. Exclusive of this item, revenues from website and related consulting were $729,000 in 1999.

                         Cost of revenues increased by approximately $12,000 to $648,000 in 2000, as compared to $636,000 in 1999. The cause for this increase was primarily increased personnel costs related to the Company's contract with IBM.

                         General and administrative expenses decreased by approximately $45,000 to $414,000 in 2000 as compared to $459,000 in 1999. The cause for this decrease was lower executive employee costs.

                                  I/NET, Inc.

                         During the third quarter of 2000, the Company determined that it should adjust the carrying amount of the minority investments it held in two privately held companies. The effect of this writedown was to reduce the cost of the investments to zero by taking a charge of $209,000 against them.

                         Other income (expense) increased by $40,000 primarily due to the gain on the sale by Stek Ltd. of SEGOES, Ltd. stock in the amount of $29,000 and increased interest income of $9,000.

                         During April 2000, the Company exchanged 25,000 of its common shares for the forgiveness of $74,000 less an income tax benefit of $25,000 of indebtedness to a note holder. This exchange has been treated as an extraordinary item.

                         Third Quarter of 2000 Compared to Third Quarter of 1999

                         For the three month period ended September 30, 2000, revenues decreased by $97,000 as compared to the same period of 1999, reflecting lower software sales in Europe that were offset, in part, by higher consulting revenues and software sales by the Company's new distributor in the Pacific Rim.

                         Cost of revenues increased during the third quarter of 2000 compared with the same period in 1999, reflecting increased use of contract employees for the Company's website development consulting business.

Financial Condition      The Company's primary need for capital will be to
and Liquidity            invest in computer software development. The Company
                         has reduced its working capital deficit from a year ago. As of September 30, 2000, the Company's working capital deficit was $736,000, as compared to a deficit of $834,000 at September 30, 1999. Cash provided by operating activities and continued debt reductions have provided the resulting decrease in working capital deficit in 2000 and 1999.

                         In March 2000, the Company signed an extension to its current website consulting agreement with IBM through the end of March 2001. The Company has begun preliminary discussions with IBM on an extension of this contract.

                                  I/NET, Inc.

                         In addition, the Company has exclusive worldwide marketing and distribution agreements for the distribution of its Webserver products. Appsmall.com has the exclusive right through December 2000 to market and distribute the Company's products in the United States, Canada, Europe and the Middle East and Africa. Discussions are underway regarding an extension of this agreement. General Business Services Co. LTD (GBS) of Tokyo, Japan has the exclusive territory of Japan through March 2001.

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

"Safe Harbor" Provisions Statements in this filing that are not historical facts
Under the Private        are forward-looking statements, which involve risks and
Securities Litigation    uncertainties that could affect the Company's results
Reform Act of 1995       of operations, financial position and cash flows.
                         Actual results may differ materially from those projected in the forward-looking statements, due to variety of factors, some of which may be beyond the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized

I/NET, Inc.

Date: November 17, 2000

By: /s/Stephen J. Markee
   ---------------------
       Stephen J. Markee
       Director, President, CEO and CFO