Form 10KSB
period 2000-12-31
I NET INC
filed 2001-03-28
CIK 789860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report under  Section  13 or 15(d) of  the Securities Exchange Act of
    1934 for the fiscal year ended December 31, 2000.


[ ] Transition  Report  under  Section13  or 15 (d) of the  Securities  Exchange
    Act of  1934  for  the  transition  period  from _____________to____________

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

            (1) Yes  X  No____              (2)   Yes   X     No____
                  ------                              ----

Check if there is no disclosure of delinquent files in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $1,542,685

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $3,241,673. This valuation is based upon the average bid price for shares of common voting stock of the Registrant on the "Over-the-Counter Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on February 15, 2001. There are approximately 18,009,292 shares of common voting stock of the Registrant held by non-affiliates.



State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                   31,182,652

                             as of December 31, 2000



     Transitional Small Business Disclosure Format (check one): Yes __ NO __X_







                      -THIS SPACE INTENTIONALLY LEFT BLANK-

                                TABLE OF CONTENTS



Item 1.  Description of Business ..............................................4

Item 2.  Description of Property...............................................7

Item 3.  Legal Proceedings.................................................... 7

Item 4.  Submission of Matters to a Vote of Security Holders...................7

Item 5.  Market for Common Equity and Related Stockholder Matters..............8

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................8

Item 7.  Financial Statements.................................................10

Item 8.  Changes in and Disagreement with Accountants on
         Accounting and Financial Disclosure..................................10

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act..................................................11

Item 10. Executive Compensation...............................................12

Item 11. Security Ownership of Certain Beneficial Owners and Management.......14

Item 12. Certain Relationships and Related Transactions.......................14

Item 13. Exhibits and  Reports on Form 8-K....................................14

Signatures....................................................................15

                                     PART 1

Item 1.  Description of Business
         -----------------------
I/NET, Inc. (the "Company" or "I/NET") was organized under the laws of the state of Delaware in 1986 under the name of a predecessor corporation. The Company registered its initial public offering with the Securities and Exchange Commission in 1987. The Company currently provides professional services in the areas of software development and Internet-related consulting for small businesses, Fortune 500 corporations and government entities. I/NET also develops and markets computer software for mid-range computers, including International Business Machine's (IBM) AS/400 model, and the Company, or its affiliates, holds minority equity interests in three other privately held companies.

The  Company  has  one  wholly  owned   subsidiary,   I/NET,  Inc.  (a  Michigan
corporation) and its wholly owned subsidiary, Stek, Ltd. (a Caymanian corporation). Stek was formed to receive and hold shares of SEGOES, Ltd. (a privately held Caymanian corporation). The shares of SEGOES were earned for the successful completion, installation and operation of the SEGOES website, an Internet-based offshore asset management and trading system.

Business
--------
I/NET was formed as a contract research and development firm specializing in software development for digital imaging and voice recognition. Systems created by I/NET are currently in service in real estate, pharmaceutical research, government, newspapers, and information management.

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

I/NET's Commerce Server/400TM was introduced in August 1996. This product provides AS/400 users with the ability to conduct secured encrypted financial and other transactions over the Internet. In February 1997, IBM bestowed upon I/NET the prestigious Partner in Development "Product of the Year Award" for Commerce Server/400.TM During 1998, the Company was licensed by the United States Department of Commerce to export its strong encrypted version of this product to various end users throughout the world.

Another I/NET product, Merchant/400, allows Commerce Server/400 users the opportunity to easily sell goods and services over the Web. This product ensures security and complete credit card authorization.

Recently developed products include Webulator/400 which provides instant Web access to existing AS/400 applications without code changes and I/NET's newest product, NetPrint/400 which allows for seamless ad-hoc printing of AS/400 reports without requiring complex host or client setup.

The Company currently has a contract that calls for it to provide IBM with web site consulting services. This contract, while extendable for a longer period, currently runs through September 2001.


The Company also provides programming services to Internet Financial Services, Ltd. (IFS), a privately held Internet and software services company, based in the Cayman Islands, which specializes in web site design, hosting and servicing of financial transactions for offshore clients. IFS had contracted with I/NET in prior years to design and develop the first-ever Internet based offshore asset management and trading system for a client of IFS, SEGOES, Ltd. a Caymanian corporation. SEGOES is the first and only Internet based securities trading system designed exclusively for the offshore world. SEGOES is operational and is conducting brokerage transactions in the U.S. market today. Much like other trading systems, SEGOES offers U.S. stocks, options, and mutual funds over the Internet. But SEGOES also offers its users fixed income products, IPO access, secondary offerings and private placement securities over the same interface. SEGOES is also currently preparing to offer these same products to exchanges around the world such as Canada, London, Frankfurt, Tokyo, Hong Kong and Singapore.The past few years have seen a significant increase in the use of Internet securities trading and the Company expects this trend to continue even in the offshore financial services industry, which has been traditionally slow to adopt innovative change.

Recent Events
-------------
In January 2001, the Company established a Chicago, Illinois office to pursue the development of conversational interfaces - systems that use everyday spoken language to control computers and other electronic devices and systems. This office is being staffed by some of the world's leading authorities in the field, including Dr. R. James Firby, who brings years of experience with such agencies as the Jet Propulsion Laboratory and the National Aeronautics and Space Administration (NASA).

In February 2001, the Company entered into a contract with NASA for the development of Complex Event Recognition Architecture (CERA) software. The two-year contract is valued at $600,000 calls for I/NET to provide NASA with a flexible, generally applicable software system for describing complex events and recognizing event occurrences. It can be applied to any area of automated control, including life support systems, terrestrial and extraterrestrial planetary exploration, and home and factory control.

Distribution Methods of Products and Services
---------------------------------------------
The Company currently is operating under worldwide marketing and distribution agreements with various organizations for the distribution of its Webserver products. Appsmall.com is currently performing under an informal agreement to distribute the Company's products in the United States, Canada, Europe, the Middle East and Africa. The Company is currently negotiating with Appsmall.com, as well as other distributors, for the 2001 rights to distribute these products. General Business Services Co. Ltd (GBS) of Tokyo, Japan has the exclusive territory of Japan through March 2001. The Company is currently negotiating with GBS for a renewal of this contract.

Competitive Business Conditions
-------------------------------
The Company's contract work performed for IBM has been competitively acquired, and usually the final selection is between I/NET and departments within IBM. The business conditions for all Webserver products is intensely competitive with many large organizations, including IBM, Advanced Business Links and ROI Connect, offering similar products, sometimes at lower cost. These organizations have significantly greater financial, technical, sales and marketing, and other resources than the Company.

Sources and Availability of Raw Materials and Principal Suppliers
------------------------------------------------------------------
Developing software requires few tangible raw materials. The most important element in this process is the personnel who plan, design, and develop the software code. I/NET has consistently hired the best talent available. It recruits top-of-the-class talent from two Kalamazoo-based colleges as well as candidates from the East Coast of the United States. I/NET's business is dependent on attracting and retaining talented personnel. Today's market for technology experts is highly competitive and there can be no assurances that I/NET will continue to be able to attract and retain qualified personnel.

Dependence on Major Customers
-----------------------------
The Company provided Internet products, web site consulting services and support services to three major customers (IBM $933,000, Appsmall.com, $206,000 and GBS $182,000) totaling $1,321,000 for the year ended December 31, 2000. It provided the same services to three major customers (IBM $942,000, Appsmall.com $524,000 and Career/NET $259,000) totaling $1,734,000 for the year ended December 31, 1999. These three customers in the aggregate accounted for 86% and 97% of the Company's revenues in 2000 and 1999, respectively.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration
--------------------------------------------------------------------------------
I/NET has various trademarks for its products, including Webserver/400 and Commerce Server/400.

Need for Any Government Approval of Principal Products or Services
------------------------------------------------------------------
The performance of services and the supply of products by the Company are not subject to governmental approval except as they relate to strong encrypted software products, which are under government regulation.

Effect of Existing or Probable Governmental Regulations on the Business
-----------------------------------------------------------------------
No present governmental regulations have any adverse significant impact on the present or contemplated business operations of the Company, and no such probable governmental regulations are anticipated to have any adverse effect. However, there are numerous proposals pending to regulate the Internet. The Company cannot predict the impact that the adoption of any of these proposals could have on the Company's business.

Research and Development Activities
-----------------------------------
There were minimal research and development costs incurred by the Company during the calendar years ended December 31, 2000 and 1999. The Company completed in 1999 the development of the Webulator/400 and NetPrint/400 products with little additional costs. With the announced opening of a Chicago, Illinois office to pursue the development of conversational interfaces - systems that use everyday spoken language to control computers and other electronic devices and systems. The Company estimates that research and development expense will increase significantly in 2001.

Cost and Effects of Compliance with Environmental Laws
------------------------------------------------------
There  are  no  foreseeable   adverse  effects  on  the  Company's   present  or
contemplated business operations resulting from environmental laws, rules, or regulations.

Employees
---------
As of December 31, 2000, the Company had 14 full time employees.

Item 2...Description of Property
--------------------------------
The Company's principal executive and administrative offices are located at 643 West Crosstown Parkway, Kalamazoo, Michigan, which is comprised of approximately 5,600 square feet. This facility is leased and rental payments on the space amounted to $79,000 for 2000.

In February 2001, the Company opened a leased office in Chicago, Illinois which will cost approximately $19,000 annually.

Management considers its offices to be well maintained, in good operating condition and suitable and adequate for their intended purposes.

Item 3...Legal Proceedings
--------------------------
The Company is not a party to any pending material legal proceeding.

Item 4...Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 2000.

                                     PART II

Item 5...Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------
Market Information
------------------
The Company's common stock is listed on the Nasdaq Over-the Counter-Bulletin Board under the symbol "INNI". The high and low bid prices for 1999 and 2000 are summarized by quarter below:
             1999     1999    1999     1999      2000     2000    2000     2000
           1st qtr  2nd qtr  3rd qtr  4th qtr  1st qtr  2nd qtr 3rd qtr  4th qtr
--------------------------------------------------------------------------------
HIGH       $1.91     $1.03   $0.66     $0.79    $0.98    $0.56   $0.34   $0.27
LOW        $0.74     $0.50   $0.31     $0.29    $0.55    $0.26   $0.20   $0.04

These bid prices are quotations of broker-dealers that reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders
-------

The number of record holders of the Company's common stock as of December 31, 2000, was 285. There were approximately 3,000 beneficial holders as of that date.

Dividends
---------
There are currently present material restrictions that limit the ability of the Company to pay dividends on its common stock as it has a deficit in its stockholders' equity. The Company has not paid any dividends with respect to its common stock nor does it intend to do so in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Calendar Years Ended December 31, 2000 and 1999
-----------------------------------------------
Results of Operations
---------------------
Revenues for the year ended December 31, 2000, were $1,542,685 as compared to $1,792,881 for the year ended December 31, 1999. When analyzed by product category, revenues of web site consulting services to IBM were $933,000 in 2000, as compared to $941,000 in 1999. Internet software products accounted for revenues of $388,000 in 2000 and $534,000 in 1999. This decrease is primarily due to severe competition for webserver product sales in the United States and Europe. Licensing fees from the Career/NET product decreased by $253,000 from 1999 due to Career/NET's desire to be relieved of its original support agreement with I/NET. In exchange for this relief, Career/NET issued I/NET a $209,000 interest bearing demand note, which was recorded as revenue in 1999.

Cost of revenues increased by $112,000 to $ 910,000 in 2000 as compared to $798,000 in 1999. The primary cause for this increase was the use of contract labor for the IBM contract and adding staff for other development projects. Gross profit as a percent of sales decreased from 56% in 1999 to 41% in 2000. In addition, the recognition of the revenue associated with the Career/NET support services agreement in 1999 increased margins, as there were minimal costs associated with this transaction.

General and administrative expenses decreased by $44,000 to $544,000 in 2000 as compared to $588,000 in 1999. The cause for this decrease was a reduction in various general expenses from the prior year. General and administrative expenses as a percentage of sales increased from 33% in 1999 to 35% in 2000.

During August 2000, the Company discharged a customer from $209,000 of indebtedness and also assigned that customer certain proprietary computer technology, software and trademark for products known as Career/NET and HR Department. In exchange for this discharge and assignment, the Company received 2,000,000 shares (18% interest) each in common stock or units in two privately held entities. These entities provide web-based resume tracking solutions and career boards and were working towards raising additional capital to fund expansion and growth. During the third quarter of 2000, the raising of additional capital was suspended due to deteriorating market conditions for such fund raising. The Company determined that it was appropriate to writedown these investments to their net realizable value at that time.

During   January   2000,  Stek,  Ltd.,  the  Company's  wholly  owned  Caymanian subsidiary, sold approximately 20,000 shares (1.33%) of SEGOES, Ltd. with net proceeds to the Company of approximately $28,000.

During April, 2000, the Company reached an agreement with a noteholder, whereby the Company exchanged 25,000 of its common shares of stock for the forgiveness of $74,000 of indebtedness. This forgiveness of indebtedness, less an income tax benefit of $25,000, has been treated as an extraordinary item for financial statement purposes.

Interest expense decreased by $10,000 due to the continued repayment of borrowings during 2000.

Financial Condition and Liquidity
---------------------------------
The Company's primary need for capital will be to invest in computer software development. As of December 31, 2000, the Company's working capital deficit was $773,000, compared to a deficit of $639,000 at December 31, 1999. The resulting increase in working capital deficit is primarily due to the writedown of investments of $209,000.

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations in prior years, has a significant working capital deficit, and requires additional capital to continue its product development. Accordingly, the Company's independent public accountants have included a modification in their report on the Company's financial statements for the years ended December 31, 2000 and 1999 discussing the Company's ability to continue as a going concern. Management believes the Company will continue as a going concern and is actively marketing its products to enable the Company to meet its current obligations and provide additional funds for continued new product development. In addition, management is currently negotiating several additional contracts for its services and products. Management is also embarking on other strategic initiatives to expand its business opportunities (see Recent Events). However, there can be no assurance these activities will be successful.

New Accounting Pronouncements
-----------------------------
Statement on Financial  Accounting  Standards  (SFAS) 133  regarding  derivative instruments became effective during the year ended December 31, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the standard did not affect the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101, as amended, summarizes and clarifies certain existing accounting principals for the recognition and classification of revenues in the financial statements. The adoption of SAB 101 did not have any impact on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principals Board (APB) Opinion No. 25. FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previous fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after December 15, 1998 or January 12, 2000. The application of FIN 44 did not have any impact on the Company's financial statements.

Item 7.  Financial Statements
-----------------------------
Section                                                             Page Number

Report of Independent Certified Public Accountants.......................18

Consolidated Balance Sheets as of December 31, 2000 and 1999............19-20

Consolidated Statements of Operations for the years ended
   December 31, 2000 and 1999............................................21

Consolidated Statements of Capital Deficit for the years
   ended December 31, 2000and 1999.......................................22

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000 and l999....................23

Summary of Accounting Policies..........................................24-25

Notes to Consolidated Financial Statements..............................26-31


Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------
None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names and offices held by all directors and executive officers of the Company for the year ended December 31, 2000, and to the date hereof, and the year since which each such director or executive officer has served in their respective positions.

     Name                      Position Held               Date of Election or
                                                               Designation
---------------            -----------------------       -----------------------
James C. Knapp             Chairman of the Board
                               of Directors                       1986

Stephen J. Markee          President and Chief
                            Executive Officer,
                              Director, and
                           Chief Financial Officer                1985

Paul A. Bertoldi           Vice President Systems
                              Development                         1989

Dr. William A. Fitzgerald  Chief Technology Officer         September 1, 2000


Term of Office
--------------
The terms of office of the current directors and executive officers shall continue until their replacements are duly qualified and elected.

Business Experience
-------------------
James C, Knapp,  Chairman:  Mr. Knapp,  one of I/NET's initial  founders,  is 52
-------------------------
years of age, and received a BBA Degree from the University of Maryland in 1972. He began his computer education at the age of 15 in a special program sponsored by IBM, and served in the United States Air Force as a teacher for missile computer guidance systems. He has been listed in the ACR Directory of Top Computer Executives since 1981, and was inducted into the "Who's Who in the Computer Industry" in 1990. His efforts in digital imaging and voice recognition have been recognized internationally. Mr. Knapp has been a featured speaker at the Massachusetts Institute of Technology and the Harvard Business School. He is also an international speaker on Internet security.

Stephen J. Markee,  President,  CEO and CFO:  Mr.  Markee is 55 years of age. He
-------------------------------------------
received a BS Degree from Ferris State University in 1970 and an MBA from Western Michigan University ("WMU") in 1971. He is a licensed certified public accountant in the state of Michigan. Mr. Markee served in the United States Army during the Viet Nam conflict, and was decorated and medically retired in 1968. After completing his education, he served as assistant Auditor General for the State of Michigan before joining WMU as Director of Internal Auditing in 1976. While at WMU, he also taught accounting classes in the MBA program. He then changed directions, from public to private sector, as Vice President of Planning and Control for a division of Standex International Corporation, where he was responsible for information systems, accounting, and human resources. He joined I/NET in 1985 as President and CEO. He has guided I/NET to a successful equity partnership with IBM, and engineered the sale of intellectual property rights to IBM. Mr. Markee has served on the Board of Directors of the Kalamazoo County Chamber of Commerce, Chairman of the Kalamazoo County Convention and Visitors Bureau, Past President of the local chapter of the Institute of Management Accountants, and President of the Parchment Schools Foundation. He is a frequent speaker to civic and business groups, and has appeared on the Financial News Network ("FNN").

Paul A. Bertoldi, Vice President,  Systems Development: Mr. Bertoldi is 38 years
------------------------------------------------------
of age. He has received BBA and MBA degrees from WMU. He graduated magna cum laude and was named a Presidential Scholar as one of the top undergraduates of WMU. Since becoming one of I/NET's first employees, Mr. Bertoldi has helped design the architecture of state-of-the-art imaging and voice recognition systems in the field of real estate, medical imaging, and document imaging. Mr. Bertoldi is currently involved in the development of web site consulting and Internet computer software products. He is an active member in various professional organizations.

Dr. William A. Fitzgerald,  Chief Technology Officer: Dr. Fitzgerald is 44 years
----------------------------------------------------
of age. He received his Ph.D. in computer sciences from Northwestern University's Institute for Learning Sciences. Dr. Fitzgerald joined I/NET in September 2000 from Neodesic, a Chicago-based company which developed a system to support the rapid growth of online communities and hubs. As vice-president of research and development at that company, he also directed projects in natural language understanding, intelligent control and smart web sites. He worked extensively on research for the National Aeronautics and Space Administration
(NASA), specializing in the areas of complex event recognition and intelligent information workbenches. He has published extensively in the above areas.

Family Relationships
--------------------
With the exception that Mr. Bertoldi is married to the sister of Mr. Knapp, there are no family relationships between any directors or executive officers of the Company.

Indemnification of Directors and Executive Officers
---------------------------------------------------
Under the Delaware Corporation Law, a corporation has the power to indemnify any person who is made a party to any civil, criminal, administrative or investigative proceeding, other than action by or any right of the corporation, by reason of the fact that such person was a director, officer, employee or agent of the corporation, against expenses, including reasonable attorney's fees, judgments, fines and amounts paid in settlement of any such actions; provided however, in any criminal proceeding, the indemnified person shall have had no reason to believe the conduct committed was unlawful. However, it is the position of the Securities and Exchange Commission that indemnification against liabilities for violation of the federal securities law, rules, and regulations is against public policy.

Item 10.    Executive Compensation
----------------------------------
Cash Compensation
-----------------
The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated.

  -----------------------------------------------------------------------------
  SUMMARY COMPENSATION TABLE
  -----------------------------------------------------------------------------
  ------------------- ------------ -------------- ------------- ---------------
  Name and            Year Ended     Salary          Bonus        All Other
  Principal Position  Dec. 31                                    Compensation
  ------------------- ------------ -------------- ------------- ---------------
  ------------------- ------------ -------------- ------------- ---------------
  James C. Knapp         2000      $72,800                         $4,830*
       Chairman          1999      $125,092           -$0-         $5,130*
                         1998      $125,674                        $4,410
  ------------------- ------------ -------------- ------------- ---------------
  ------------------- ------------ -------------- ------------- ---------------
  Stephen J. Markee      2000      $125,530
   President, CEO,       1999      $125,680           -$0-              $0
   CFO and Director      1998      $125,674
  ------------------- ------------ -------------- ------------- ---------------
  -----------------------------------------------------------------------------

       *Approximate value of life insurance premiums paid by the Company

  -----------------------------------------------------------------------------

Compensation Pursuant to Plans
------------------------------
The Company maintains an incentive stock option plan that provides for the granting of options to officers and other key employees at an exercise price not less than 100% of the fair market value on the date of the grant. Twenty percent of the options become exercisable each year following the date they were granted, and can remain outstanding for five years following the day they become fully vested. No options were issued to named executives during the year or held by named executives at December 31, 2000.

In January 2001, the Board of Directors amended the Plan to increase the available grants to 5,000,000 shares authorized under this Plan.

Pension Plan
------------
The Company has a profit sharing and defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations in 2000 or 1999.

Compensation of Directors
-------------------------
See Cash Compensation of this Item.

Employment Contracts
--------------------
There are no employment contracts for any employees or officers as of December 31, 2000.

Termination of Employment and Changes of Control Arrangement
------------------------------------------------------------
There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Based solely on its review of Forms 3, 4 and 5 furnished to it, the Company believes that each director, officer and beneficial owner of 10% or more of the Company's stock made all required filings under Section 16(a) of the Exchange Act during 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
The following table sets forth the share holdings of the Company's directors and executive officers and those persons or entities who own more than 5% of the Company's outstanding common stock as of December 31, 2000.


                                          Amount and Nature of
      Name                 Address        Beneficial Ownership  Percent of Class


James C. Knapp          Grand Cayman Islands      5,417,719           17.37%

Stephen J. Markee       Richland, MI              6,196,743           19.87%

Paul A. Bertoldi        Kalamazoo, MI               410,699            1.32%

William A. Fitzgerald   Kalamazoo, MI                 6,500            0.02%
                                                  ----------          -------

All directors and officers as a group             12,031,661          38.58%
                                                  ==========          =======

Changes in Control
------------------
To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------
James C. Knapp, Chairman of the Board of Directors, and Stephen J. Markee, President, CEO and CFO, have loaned the Company funds for working capital. These funds are provided at an interest rate of 8%. The balance outstanding at December 31, 2000 was $368,948. At December 31, 2000, the Company owed $108,698 to Mr. Knapp and $260,250 to Mr. Markee. These loans are secured by all of the Company's assets. With the exception of this transaction, there were no material transactions to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to the Company to own or record of beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest during the last two calendar years ended December 31, 2000 and 1999.

"Safe Harbor" Provisions Under the Private Securities Litigation Act of 1995
----------------------------------------------------------------------------
Statements in this filing that are not historical facts are forward-looking statements, which involve risks and uncertainties that could affect the Company's results of operations, financial position and cash flows. Actual results may differ materially from those projected in the forward-looking statements, due to a variety of factors, some of which may be beyond the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 13. Reports on Form 8-K and Exhibits
-----------------------------------------
Reports on Form 8-K:
--------------------
None

Exhibits:
---------
None

Signatures

In accordance with the requirements of the Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized.


                                                        I/NET, Inc.


Date:  March 19, 2001                      By:    /s/   Stephen J. Markee
                                               ---------------------------------
                                                   Stephen J. Markee, Director
                                                     President, CEO, and CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  March 19, 2001                       By:   /s/   Stephen J. Markee
                                                --------------------------------
                                                   Stephen J. Markee, Director
                                                      President, CEO and CFO


Date:  March 19, 2001                       By:   /s/   James C. Knapp
                                                --------------------------------
                                                    James C. Knapp, Chairman
                                                   of the Board of Directors

                                   I/NET, Inc.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                        Consolidated Financial Statements
                     Years ended December 31, 2000 and 1999

                                                                     I/NET, Inc.


                                    Contents

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


       Report of Independent Certified Public Accountants               18


       Financial Statements:

           Consolidated Balance Sheets                                19 - 20

           Consolidated Statements of Operations                        21

           Consolidated Statements of Capital Deficit                   22

           Consolidated Statements of Cash Flows                        23

       Summary of Accounting Policies                                 24 - 25


       Notes to Consolidated Financial Statements                     26 - 31

Report of Independent Certified Public Accountants


Board of Directors
I/NET, Inc.
Kalamazoo, Michigan

         We have audited the accompanying consolidated balance sheets of I/NET, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, capital deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I/NET, Inc. at December 31, 2000, and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered losses from operations, has a significant working capital deficit and requires additional capital to continue its product development. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Kalamazoo, Michigan                              /s/BDO SEIDMAN, LLP
                                                 -------------------------------
January 15, 2001                                 Certified Public Accountants

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

December 31,                                          2000               1999
--------------------------------------------------------------------------------

Assets (Note 3)

Current:

     Cash and cash equivalents                      $ 88,693           $ 171,681

     Trade Receivables (Note 4)                      156,457             364,253
--------------------------------------------------------------------------------
     Prepaid Expense                                  17,500               _
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total Current Assets                                 262,650            535,934

Office Furniture and Equipment,
    less accumulated depreciation of $36,524
    and $97,451                                       18,754             16,587

--------------------------------------------------------------------------------
                                                   $ 281,404            $552,521
--------------------------------------------------------------------------------

                                                                     I/NET, Inc.

Consolidated Balance Sheets
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
December 31,                                            2000             1999
--------------------------------------------------------------------------------
Liabilities and Capital Deficit

Current Liabilities:
    Accounts payable                                  $ 1,922         $ 17,618
    Accruals:
         Commissions (Note 1)                         258,000          258,000
         Interest                                     193,803          171,402
         Other                                           -              33,500
    Advances from stockholders (Note 2)                95,500           95,500
    Current maturities of long-term debt (Note 3)     486,000          599,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Total Current Liabilities                           1,035,225        1,175,020

Long-term Debt, less current maturities (Note 3)      403,304          504,196

--------------------------------------------------------------------------------

Total Liabilities                                   1,438,529        1,679,216

--------------------------------------------------------------------------------

Commitments and Contingencies (Notes 6, 7,
    11 and 13)

Capital Deficit (Note 8):
    Common stock, $.001 par value - shares
    authorized 50,000,000 issued and outstanding
    31,182,652 in 2000 and 31,037,652 in 1999          31,183           31,038
    Additional paid-in capital                     11,916,554       11,886,674
    Deficit                                       (13,104,862)     (13,044,407)

--------------------------------------------------------------------------------

Total Capital Deficit                              (1,157,125)      (1,126,695)
--------------------------------------------------------------------------------

                                                 $    281,404      $   552,521
--------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                     I/NET, Inc.

Consolidated Statements of Operations
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Year ended December 31,                               2000               1999
--------------------------------------------------------------------------------

Revenues   (Note 4)                               $1,542,685        $ 1,792,881

Cost of Revenues                                     909,961            797,587

--------------------------------------------------------------------------------
    Gross profit                                     632,724            995,294

Selling, General, and Administrative Expenses        544,239            588,474

--------------------------------------------------------------------------------
Loss on writedown of investments (Note 9)           (209,000)              -
--------------------------------------------------------------------------------

    (Loss) Earnings from operations                 (120,515)           406,820

Interest Expense - net of interest income
    $15,789 in 2000
    and $10,764 in 1999                               42,114             52,300

Gain on sale of securities (Note 9)                   28,199               -
--------------------------------------------------------------------------------

    (Loss) Earnings before Extraordinary
    Item and Income Taxes                           (134,430)           354,520

Income Tax Benefit (Note 5)                           25,000               -
--------------------------------------------------------------------------------

    (Loss) Earnings before Extraordinary Item       (109,430)           354,520

Extraordinary Item:
    Gain on extinguishment of debt, net
    of tax (Note 3)                                   48,975              -
--------------------------------------------------------------------------------

Net (Loss) Earnings                                 $(60,455)          $354,520

--------------------------------------------------------------------------------

Net (Loss) Earnings per Share- Basic
and Diluted (Note 12)
    Net (Loss) Earnings before extraordinary
    item                                           $     .00         $      .01
    Extraordinary item                             $     .00         $      .00
    Net (Loss) Earnings                            $     .00         $      .01

--------------------------------------------------------------------------------

Average Number of Basic Common
Shares Outstanding (Note 12)                       31,106,401        31,037,652

Average Number of Diluted Common
Shares Outstanding (Note 12)                       31,106,401         31,659,027

--------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                     I/NET, Inc.

Consolidated Statements of Capital Deficit
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            Common Stock       Additional
                            ------------         Paid in
--------------------------------------------------------------------------------
                          Shares    Amount    Capital    Deficit      Total
                          ------    ------    -------    -------      -----
Balance,January 1,
1999                    31,037,612 $31,038 $11,886,674 $(13,398,927)$(1,481,215)

    Net earnings
    for the year            -         -        -            354,520     354,520

--------------------------------------------------------------------------------

Balance, December 31,
1999                    31,037,652  31,038  11,886,674  (13,044,407) (1,126,695)

    Net loss for the
    year                    -         -        -            (60,455)    (60,455)

    Issuance of stock
    (Note 10)              145,000     145      29,880        -          30,025

--------------------------------------------------------------------------------

Balance, December 31,
2000                    31,182,652 $31,183 $11,916,554 $(13,104,862)$(1,157,125)

--------------------------------------------------------------------------------
See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                     I/NET, Inc.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Year ended December 31,                                2000               1999

--------------------------------------------------------------------------------

Operating Activities
    Net (loss) earnings                           $  (60,455)        $  354,520
    Depreciation and amortization                     26,028             17,238
    Gain on sale of securities (Note 9)              (28,199)              -
    Loss on writedown of investments                 209,000               -
    Extraordinary item:
          Gain on extinguishment of debt (Note 5)    (73,975)              -
    Changes in assets and liabilities:
         Receivables                                  (1,204)          (162,292)
         Accounts payable                            (15,696)          (106,882)
         Accruals                                     (3,730)            41,795

--------------------------------------------------------------------------------

Cash Provided by Operating Activities                 51,769            144,379

--------------------------------------------------------------------------------

Investing Activities
    Proceeds from sale of securities (Note 9)         28,199               -
    Capital expenditures                             (15,695)            (2,725)

--------------------------------------------------------------------------------

Cash Provided by (Used In) Investing Activities       12,504             (2,725)

--------------------------------------------------------------------------------

Financing Activities
    Principal payments on long-term debt            (109,067)           (39,613)
    Principal payments on notes to stockholders      (38,194)           (34,207)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Cash Used In Financing Activities                   (147,261)           (73,820)

--------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents     (82,988)            67,834

Cash and Cash Equivalents, beginning of year         171,681            103,847

--------------------------------------------------------------------------------

Cash and Cash Equivalents, end of year              $ 88,693          $ 171,681

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

                                                                     I/NET, Inc.

                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Basis of Presentation
---------------------
The consolidated financial statements include the accounts of the Company, I/NET, Inc. (a Delaware Corporation), and its wholly owned subsidiary I/NET, Inc. (a Michigan Corporation), and its wholly owned subsidiary, Stek, Ltd. (a Caymanian corporation). I/NET, Inc. the Delaware Corporation is not active, therefore the consolidated financial statements presented within are those of I/NET, Inc. the Michigan corporation and Stek, Ltd., its wholly owned subsidiary. Stek, Ltd. was formed to receive and hold shares of SEGOES, Ltd. (a privately held Caymanian corporation). These shares were earned for the successful completion of the development, installation and operation of the SEGOES web site, an Internet-based offshore asset management and trading system.

Description of the Business
---------------------------
The Company operates in one segment consisting of software development and Internet consulting services. The Company does not operate based upon product lines but as one business unit. Its major customers are International Business Machines Corporation (IBM), Appsmall.com and General Business Services Co. Ltd
(GBS). (See Note 5)

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

                                                                    I/NET, Inc.

                                                 Summary of Accounting Policies
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist of cash, receivables, notes payable, accounts payable and long-term debt. Due to the short-term nature of the items, other than long-term debt, and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at December 31, 2000.

Revenue Recognition
-------------------
Revenues for the sale of the Company's Internet products are recognized when the customer has accepted the product. The Company records revenue from web site development contracts on a monthly basis as amounts are invoiced for time and expense incurred.

Earnings (Loss) Per Share
-------------------------
Basic (loss) earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

New Accounting Pronouncements
-----------------------------
Statement on Financial Accounting Standards (SFAS) 133 regarding derivative instruments became effective for the Company during the year ended December 31, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the standard did not affect the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101, as amended, summarizes and clarifies certain existing accounting principals for the recognition and classification of revenues in the financial statements. The adoption of SAB 101 did not have any effect on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No.44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation- an Interpretation of Accounting Principals Board (APB) Opinion No.25. FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previous fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have any impact on the Company's financial statements.

Investments
-----------
The Company has a minority interest in three privately held companies. These investments are carried at the lower of cost or estimated fair market value. (Note 9).

          See accompanying notes to consolidated financial statements.

                                                                    I/NET, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

1. Commissions
--------------
During a prior year, the Company renegotiated to be released by a distributor from its exclusive contract to distribute certain I/NET products. In exchange for this release I/NET is required to pay commissions totaling $258,000 at December 31, 2000.

2. Short-term Advances from Stockholders
----------------------------------------
Advances from stockholders consist of:

December 31,                                    2000                1999
-------------------------------------------------------------------------------

Non-interest bearing notes payable to
stockholders, due on demand                $   13,500         $    13,500

Secured stockholder's advances bearing
interest at 8%,  due on demand                 82,000              82,000


                                           $   95,500            $ 95,500

--------------------------------------------------------------------------------

3. Long-term Debt
-----------------
Long-term debt consists of:

December 31,                                   2000                 1999
--------------------------------------------------------------------------------

Notes payable to vendors (see below)        $ 615,856           $ 791,554

Notes payable to stockholders,
bearing interest at 8%, due in
December 2002, secured by all
the Company's assets                          273,448             311,642

--------------------------------------------------------------------------------

                                              889,304           1,103,196
Less current maturities                       486,000             599,000

--------------------------------------------------------------------------------

Total Long-term Debt                        $ 403,304           $ 504,196

--------------------------------------------------------------------------------

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Unsecured notes payable to various vendors totaling $615,856 are due in various installments and at varying interest rates.

A note in the amount of $374,023 is due on demand. This note bears interest at the prime rate plus 2% (effectively 11.5 % at December 31, 2000).

Another note in the amount of $56,456 is due in monthly installments at the rate of 5% of the previous month's cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The principal balance of this note was due in September 1996. The Company is in default on repayment on this note but continues to make payments as required by the original note. This note bears interest at 8% and is classified as current.

Another note in the amount of $174,650 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments only, is June 2004.

Another vendor note in the amount of $10,727 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $3,500 monthly and bears interest at 10%. Final payment, assuming minimum payments only, is April 2001.

Aggregate maturities of long-term debt over the next five years assuming repayment of stockholders' advances (Note 2) and notes are as follows:

                         2001           $581,000
                         2002           $323,000
                         2003            $54,000
                         2004            $27,000
                         2005               -

During April 2000, the Company reached an agreement with a noteholder, whereby the Company exchanged 25,000 of its common shares of stock for the forgiveness of $74,000 of indebtedness. This forgiveness of indebtedness, less an income tax benefit of $25,000, has been treated as an extraordinary item for financial statement purposes.

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

4.  Major Customers
-------------------
The Company provided Internet products, web site consulting services and support services to three major customers (IBM $933,000, Appsmall.com $206,000 and GBS $182,000) totaling $1,321,000 for the year ended December 31, 2000 It also provided the same services to three major customers (IBM $942,000 Appsmall.com $524,000 and Career/NET $259,000) totaling $1,734,000 for the year ended December 31, 1999. The three customers in the aggregate accounted for 86% and 97% of the Company's revenue in 2000 and 1999, respectively.

In a prior year, the Company signed a licensing agreement and supplemental support services agreement for a previously developed product. These agreements allowed the licensee a license to use and sell the product. In March 1999, the licensee desired to be relieved of the supplemental support services agreement. In exchange for this relief, it gave to I/NET a $209,000 demand promissory note, which bears interest at 7% per annum. The revenue from this transaction was recorded in 1999 and the note is included in trade receivables as of December 31, 1999. (See Note 9)

5. Taxes on Income
------------------
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are as follows:

--------------------------------------------------------------------------------
                               December 31,         2000                1999
--------------------------------------------------------------------------------
 Deferred Tax Assets:
 Reserves                                     $    159,000       $     88,000
 Trademark                                           -                 51,000
 Net operating loss carryforward                 3,042,000          3,406,000
 Tax credit carryforwards                            -                 27,000
 Capital loss carryforwards                          -                 24,000
--------------------------------------------------------------------------------
Total Deferred Tax Assets                        3,201,000          3,596,000

Valuation Allowance                             (3,201,000)        (3,596,000)

--------------------------------------------------------------------------------
                                             $       -           $      -
--------------------------------------------------------------------------------

As of December 31, 2000, the Company had a net operating loss carryforwards of approximately $8,947,000 available to reduce future taxable income. These carryforwards expire from 2001 through 2011.

Income tax expense of $25,000 for the year ended December 31, 2000 was recognized in conjunction with the extraordinary item. A corresponding income tax benefit from operations of $25,000 was recorded. The income tax benefit varied from the statutory rate due to the valuation allowance listed above.

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

6.  Employee Benefit Plan
-------------------------
The Company has a profit sharing and defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations in 2000 or 1999.

7. Operating Lease
------------------
The Company leases its facilities and certain equipment under non-cancelable operating leases. Management expects that in the normal course of business, leases will be renewed or replaced with other leases. Rental expense under these leases was approximately $103,000 and $112,000 for each of the years ended December 31, 2000 and 1999. Future minimum annual lease payments subsequent to December 31, 2000 are as follows:

                         2001              $ 76,000
                         2002               $ 8,000
                         2003               $ 6,000

8. Incentive Stock Option Plan
------------------------------
The Company maintains an incentive stock option plan that provides for the granting of options to officers and other key employees at an exercise price not less than 100% of the fair market value on the date of the grant. Twenty percent of the options become exercisable each year following the date they were granted, and can remain outstanding for five years following the day they become fully vested. Changes in options outstanding are summarized as follows:

                                            Option Price        Weighted Average
                            Shares            Per Share         Price Per Share
--------------------------------------------------------------------------------
January 1, 1999             115,000           $.37-2.50           $  .63

Lapsed October
 1999                      (100,000)            .37                  .37
Granted December
 1999                        50,000             .29                  .29

--------------------------------------------------------------------------------
December 31, 1999            65,000           $.29-2.50          $   .80

Granted September
 2000                       250,000             .24                  .24
--------------------------------------------------------------------------------

December 31, 2000           315,000          $.24-$2.50             $.36

--------------------------------------------------------------------------------

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

At December 31, 2000, 582,255 shares of common stock were reserved for the incentive stock option plan, 15,000 options were vested and exercisable at $2.50 per share and 10,000 options were vested and exercisable at $.29 per share. The weighted average contractual life on these options is six years. The remaining 290,000 options were not vested and have a remaining contractual life of ten years.

Under SFAS No. 123, "Accounting for Stock Based Compensation", the Company is required to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for the grant in 2000: expected volatility of 90 percent,-risk free interest rate of 5.1 percent and an expected option life of 7.2 years. For options granted in 1999, the following assumptions were used: expected volatility of 80%, -risk free interest rate of 6.02% and an expected option life of 7.2 years. Net (loss) earnings for 2000 and 1999 would not have been materially affected. The fair value of the options granted during 2000 was $.18 per share and the fair value of the options granted during 1999 was $.19 per share.

As permitted by SFAS No. 123, the Company has elected to continue following the guidance of Accounting Principals Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized in either 2000 or 1999 for the Company's option plan.

9. Investments
--------------
During August 2000, the Company discharged a customer from $209,000 of indebtedness and also assigned that customer certain proprietary computer technology, software and trademark for products known as Career/NET and HR Department. In exchange for this discharge and assignment, the Company received 2,000,000 shares (18% interest) each in common stock or units in two privately held entities. These entities provide web-based resume tracking solutions and career boards and were working towards raising additional capital to fund expansion and growth. During the third quarter of 2000, the raising of additional capital was suspended due to deteriorating market conditions for such fund raising. The Company determined that it was appropriate to writedown these investments to their net realizable value at that time.

In addition, the Company holds a minority equity stake in SEGOES, Ltd, a privately held Caymanian company which offers offshore securities trading on the web. The Company received approximately 1,500,000 shares of SEGOES, Ltd. in January 1999 for the successful completion of the development, installation and operation of the SEGOES website. In January 2000, Stek, Ltd. the Company's wholly owned Caymanian subsidiary, sold approximately 20,000 shares of SEGOES, Ltd. stock with net proceeds to the Company of approximately $28,000.

                                                                     I/NET, Inc.

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

10.  Supplemental Disclosure of  Cash Flow Information
--------------------------------------------------------------
Interest paid for the years ended December 31, 2000 and 1999, was $27,000 and $22,000, respectively. The Company paid no income taxes during 2000 and 1999.

Non-cash investing and financing activities are summarized as follows:

Forgiveness of indebtedness in the amount of $74,000 in exchange for 25,000 shares of common stock in April 2000 and issuance of 120,000 shares of common stock in exchange for public relations and related consulting services in August 2000 of $30,000.

11. Contingencies
-----------------
The Company is involved in various legal actions arising from the normal course of business. Management does not anticipate any material losses as a result of these proceedings.

12.Earnings  (Loss) Per Share
-----------------------------
A reconciliation of shares used in calculating basic and diluted (loss) earnings per share follows:

Year ended December 31,                         2000                1999
--------------------------------------------------------------------------------

Basic                                       31,106,401          31,037,652
Effect of assumed conversion of
options and warrants                             -                 621,375

--------------------------------------------------------------------------------
Diluted                                     31,106,401          31,659,027

--------------------------------------------------------------------------------

For 2000, options to purchase 15,000 shares of common stock at $2.50, options to purchase 50,000 shares of common stock at $.29 and options to purchase 250,000 shares of common stock at $.24 were not included in the computation of diluted loss per share as they were anti-dilutive. For 1999, warrants to purchase 115,000 shares of common stock at $1.00 per share and options to purchase 15,000 shares of common stock at $2.50 per share were not included in the computation of diluted earnings per share because they were anti-dilutive.

13. Continued Existence
-----------------------
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses from operations, has a significant working capital deficit, and requires additional capital to continue its new product development. Management believes the Company will continue as a going concern and is actively marketing its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development. In addition, management is currently negotiating several additional contracts for its services and products. Management is also embarking on other strategic initiatives to expand its business opportunities. However there can be no assurance these activities will be successful.