Form 10QSB
period 2001-03-31
I NET INC
filed 2001-05-11
CIK 789860

                                 United States
                      Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001
                                    --------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


                          Commission File No. 0-23806
                                              -------

                                  I/NET, INC.
                                  -----------
       (Exact Name of Small Business Issuer as specified in its Charter)
       -----------------------------------------------------------------


     Delaware                                              87-0046720
     -----------------------------------------------------------------------
(State or Other Jurisdiction of                    (IRS Employer I.D. No.)
Incorporation or Organization)

                          643 West Crosstown Parkway
                           Kalamazoo, Michigan 49008
                           -------------------------
                   (Address of Principal Executive Officers)
                   -----------------------------------------


                   Issuer's Telephone Number: (616) 344-3017
                   -----------------------------------------

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No ___
                                     ---

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:


                                March 31, 2001
                                --------------
                                  32,075,509



           Transitional Small Business Disclosure Format (check one)

                              Yes ___    No X
                                            -

ITEM 1.  FINANCIAL STATEMENTS


                                  I/NET, Inc.
                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                                                March 31, 2001
                                                                                                --------------
Assets (Notes 2 and 3)
         Current Assets
         Cash                                                                                    $     25,439
         Trade Receivables                                                                            217,852
         Prepaid Expenses and Deposits                                                                 14,345
                                                                                                 ------------
                                                                                                      257,636

         Office Furniture and Equipment, Net of
                  Accumulated Depreciation of $25,816                                                  15,754

         Intellectual Property, Net of
                  Accumulated Amortization of $1,042                                                   23,958
                                                                                                 ------------

         Total Assets                                                                            $    297,348
                                                                                                 ============

Liabilities and Capital Deficit
         Current Liabilities
         Accounts Payable                                                                        $     59,762
         Accruals:
                  Commissions (Note 1)                                              258,000
                  Interest                                                          201,721           459,721
                                                                              -------------
         Advances from Stockholders (Note 2)                                                           95,500
         Current Maturities of Long-term Debt (Note 3)                                                476,000
                                                                                                 ------------
         Total Current Liabilities                                                                  1,090,983
         Long-term Debt, Less Current Maturities (Note 3)                                             384,689
                                                                                                 ------------

         Total Liabilities                                                                          1,475,672

Commitments and Contingencies (Notes 6, 7, 11 and 13)

Capital Deficit (Note 8)
         Common Stock $.001 par value; Authorized 50,000,000 Shares:
         Issued and Outstanding 32,075,509                                                             32,076
         Additional Paid in Capital                                                                12,015,661
         Deficit                                                                                  (13,226,061)
                                                                                                 ------------
         Total Capital Deficit                                                                     (1,178,324)
                                                                                                 ------------
         Total Liabilities and Capital Deficit                                                   $    297,348
                                                                                                 ============

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                   I/NET, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                ------------------
                                                                             March 31,        March 31,
                                                                               2001             2000
                                                                           -----------       -----------
Revenues (Note 4)                                                          $   381,168       $   409,901

Cost of Revenues                                                               332,458           209,393
                                                                           -----------       -----------

         Gross Profit                                                           48,710           200,508

Selling, General, and Administrative Expenses                                  160,015           143,678
                                                                           -----------       -----------

         (Loss) Earnings from Operations                                      (111,305)           56,830

Other Income (Expense):
         Interest Expense                                                      (10,303)          (15,042)
         Interest Income                                                           409             5,332
         Other Income                                                                -               883
         Gain on Sale of Securities (Note 9)                                         -            28,199
                                                                           -----------       -----------
                                                                                (9,894)           19,372
                                                                           -----------       -----------


         Net (Loss) Earnings                                               $  (121,199)      $    76,202
                                                                           ===========       ===========

Net (Loss) Earnings per Share (Note 12)
         Basic and Diluted                                                 $         -       $         -
                                                                           ===========       ===========

Average Number of Basic Common Shares Outstanding (Note 12)                 31,217,057        31,037,652
                                                                           ===========       ===========

Average Number of Diluted Common Shares Outstanding (Note 12)               31,217,057        31,118,421
                                                                           ===========       ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                  I/NET, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                     ------------------
                                                                                  March 31,        March 31,
                                                                                    2001             2000
                                                                                -----------       -----------
Operating Activities

         Net (Loss) Earnings                                                    $  (121,199)      $    76,202
         Depreciation and Amortization                                               11,542             3,000
         Gain on Sale of Securities (Note 9)                                              -           (28,199)
         Changes in Assets and Liabilities
                  Trades Receivables                                                (61,395)          (25,099)
                  Other                                                              (4,345)                -
                  Accounts Payable                                                   57,840            (2,397)
                  Accruals                                                            7,918            (5,597)
                                                                                -----------       -----------

Cash (Used In) Provided By Operating Activities                                    (109,639)           17,910

Investing Activities

         Proceeds from Sale of Securities (Note 9)                                        -            28,199
         Other Investing Activities                                                 (25,000)                -
                                                                                -----------       -----------

Cash (Used In) Provided By Investing Activities                                     (25,000)           28,199

Financing Activities

         Issuance of Common Stock                                                   100,000                 -
         Principal Payments on Notes to Stockholders                                 (7,000)           (7,332)
         Principal Payments on Long-term Debt                                       (21,615)          (35,060)
                                                                                -----------       -----------

Cash Provided By (Used In) Financing Activities                                      71,385           (42,392)

Increase (Decrease) in Cash and Cash Equivalents                                    (63,254)            3,717

Cash and Cash Equivalents, Beginning of Period                                       88,693           171,681
                                                                                -----------       -----------

Cash and Cash Equivalents, End of Period                                        $    25,439       $   175,398
                                                                                ===========       ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                  I/NET, Inc.
                        Summary of Accounting Policies

Basis of Presentation         The consolidated financial statements included
                              herein have been prepared by I/NET, Inc. (the
                              "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange
                              Commission. It is suggested that these
                              consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 annual report on Form 10-KSB.

                              In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, the results of its operations for the three month periods ended March 31, 2001 and 2000 and its cash flows for the three month periods ended March 31, 2001 and 2000. All such adjustments are of a normal and recurring nature.

                              The consolidated financial statements include the accounts of the Company, I/NET, Inc. (a Delaware corporation), and its wholly-owned subsidiary I/NET, Inc. (a Michigan corporation) and its wholly-owned subsidiary, Stek, Ltd. (a Caymanian corporation). I/NET, Inc. the Delaware Corporation is not active, therefore the consolidated financial statements presented within are those of I/NET, Inc. the Michigan corporation and Stek, Ltd. its wholly owned subsidiary. Stek, Ltd. was formed to receive and hold shares of SEGOES, Ltd. (a privately held Caymanian corporation). These shares were earned for the successful completion of the development, installation and operation of the SEGOES web site which operates an Internet based offshore asset management and trading system.

Description of the Business   The Company operates as one business segment
                              consisting of software development and Internet consulting services. The Company does not operate based upon product lines but as one business unit.
                              Its major customers are International Business
                              Machines (IBM), National Aeronautics and Space
                              Administration (NASA) and Vector Data Services
                              (VDS). (See Note 4).

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

Office Furniture, Equipment,             Office equipment, and furniture are
and Depreciation                         stated at cost. Depreciation is is
                                         computed by the straight-line method
                                         for financial reporting purposes over
                                         the estimated useful lives of the
                                         assets and by accelerated methods for
                                         tax purposes.

Intellectual Property                    Purchased intellectual property is
                                         stated at cost. Amortization is
                                         computed by the straight-line method
                                         over the estimated useful life of
                                         twenty-four months.

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

Fair Value of Financial Instruments      The Company's financial instruments
                                         consist of cash, receivables, notes
                                         payable, accounts payable and long-term
                                         debt. Due to the short-term nature of
                                         the items, other than long-term debt,
                                         and the variable interest rates on a
                                         substantial portion of the long-term
                                         debt, management estimates that
                                         carrying amounts of the Company's
                                         financial instruments approximate their
                                         fair values at March 31, 2001.

Revenue Recognition                      Revenues for the sale of the Company's
                                         Internet products are recognized when
                                         the customer has accepted the product.
                                         The Company records its revenue from
                                         development consulting contracts on a
                                         monthly basis as amounts are invoiced
                                         for time and expenses incurred.

                                  I/NET, Inc.
                        Summary of Accounting Policies

(Loss) Earnings Per Share          Basic (loss) earnings per share includes no
                                   dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

New Accounting Pronouncements      Statement on Financial Accounting Standards
                                   (SFAS 133) as amended by SFAS 137, regarding derivative instruments became effective for the Company during the quarter ended March
                                   31, 2001. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the standard did not affect the Company's financial statements.

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

                                  I/NET, Inc.
                   Notes to Consolidated Financial Statements

1. Commissions            During a prior year, the Company renegotiated to be
                          released by a distributor from its exclusive contract to distribute certain I/NET products. In exchange for this release, the Company is required to pay commissions totaling $258,000 at March 31, 2001.

2. Short-term Advances    Advances from stockholders as of March 31, 2001
   from Stockholders      consists of:

                          Non-interest bearing notes payable to
                          Stockholders, due on demand                                       $20,500

                          Stockholders advances bearing
                          interest at 8%, due on demand and secured by all the
                          Company's assets                                                   75,000
                                                                                            -------
                                                                                            $95,500
                                                                                            =======

3. Long-term Debt         Long-term debt as of March 31, 2001 consists of:

                          Notes payable to vendors (see below)                              $594,241

                          Notes payable to stockholders bearing interest
                          at 8% and due in December, 2002, secured
                          by all the Company's assets                                        266,448
                                                                                            --------
                                                                                             860,689

                          Less current maturities                                            476,000
                                                                                            --------

                          Total Long-term Debt                                              $384,689
                                                                                            ========

                                 I/NET, Inc.
                  Notes to Consolidated Financial Statements

Notes Payable to Vendors    Unsecured notes payable to various vendors totaling
                            $594,241 are due in various installments and at varying interest rates.

                            A note totaling $374,023 is due on demand and bears interest at the prime rate plus 2% (effectively 10% at March 31, 2001).

                            Another note in the amount of $56,456 is due in monthly installments at the rate of 5% of the previous month's cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The Company has suspended payments on this note until new repayment terms can be negotiated. This note is classified as a current liability and accrues interest at 8%.

                            Another note in the amount of $163,762 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments, will be in June 2004.

                            Aggregate maturities of long-term debt assuming repayment of stockholders' advances (Note 2) and notes are as follows:

                                        2001    $571,000
                                        2002    $318,000
                                        2003    $ 56,000
                                        2004    $ 12,000

4. Major Customers           The Company provided Internet products, web site
                             consulting services and support services and contract services to three major customers (IBM
                             $204,000, VDS $43,000 and NASA $40,000) totaling
                             $287,000 for the quarter ended March 31, 2001. It also provided similar types of products and services to two major customers (IBM $252,000 and Appsmall.com $119,000) in 2000. These customers in the aggregate accounted for 75% and 90% of the Company's revenue for these periods respectively.

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

5. Taxes on Income            Income taxes are calculated using the liability
                              method.

                              Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                              Significant components of the Company's deferred tax assets as of March 31, 2001 are as follows:

                              Reserves                                  $  156,000
                              Net operating loss carryforwards           3,080,000
                                                                        ----------

                              Total Deferred Tax Assets                $ 3,236,000

                              Valuation Allowance                       (3,236,000)
                                                                       -----------
                                                                       $         -
                                                                       -----------

                              As of March 31, 2001, the Company had a net operating loss carryforward of approximately $9,068,000. These carryforwards expire from 2001 through 2016.

6. Employee Benefit Plan      The Company has a profit sharing defined
                              contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal
                              Revenue Code regulations. There were no Company contributions charged against operations during the three months ended March 31, 2001 or 2000.

7. Operating Leases           The Company leases its facilities and certain
                              equipment under non-cancelable operating leases.
                              Management expects that in the normal course of business, leases will be renewed or replaced with other leases. Rental expense under these leases was approximately $31,000 and $24,000 for the three months ended March 31, 2001 and 2000 respectively. Future minimum annual lease payments subsequent to March 31, 2001 are as follows:

                                            2001    $99,000
                                            2002    $33,000
                                            2003    $31,000
                                            2004    $ 3,000

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

                                                                   Option Price  Weighted Average
                                                         Shares     Per Share    Price Per Share
                                                        ---------  ------------  ----------------
                                  January 1, 2000          65,000     $.37-2.50             $ .63

                                    Granted September
                                    2000                  250,000          . 24              . 24
                                                        ---------     ---------             -----

                                  December 31, 2000       315,000      .24-2.50              . 36

                                    Granted January
                                    2001                1,750,000           .07               .07
                                                        ---------     ---------             -----

                                  March 31, 2001        2,065,000     $.07-2.50             $ .11
                                                        ---------     ---------             -----

                                  At March 31, 2001, 5,000,000 shares of common stock were reserved for the incentive stock option plan, 15,000 options were vested and exercisable at $2.50 per share and 10,000 options were vested and exercisable at $.29 per share. The weighted average contractual life of these options is six years. The remaining 2,040,000 options were not vested and have a remaining contractual life of 10 years.

9. Investments                    The Company holds minority equity stakes in
                                  three privately-held entities.

                                  It holds an approximate 18% stake each in Career/NET and HRSmart in the form of common stock or units. These entities provide web-based resume tracking and career boards.

                                  In addition, the Company holds, through its wholly owned Caymanian subsidiary, Stek, Ltd., an approximately 8% interest in SEGOES, Ltd. also a privately-held Caymanian corporation, which provides offshore securities trading on the web. In January 2000, Stek sold 20,000 shares of SEGOES, Ltd. stock with net proceeds to the Company of $28,000.

                                  I/NET, Inc.
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

10. Supplemental            Interest paid for the three months ended March 31,
    Disclosure of Cash      2001 and 2000 was $4,000 and $7,000 respectively.
    Flow Information        The Company paid no income taxes during 2001 and
                            2000.

11. Contingencies
      Litigation            From time to time, the Company is involved in
                            various legal actions arising in the normal course of business. Management does not anticipate any material losses as a result of these proceedings.

12. Earnings Per Share      A reconciliation of shares used in calculating basic
                            and diluted earnings per share follows:

                            Three months ended March 31,                   2001             2000
                                                                           ----             ----
                            Basic                                       31,217,057       31,037,652
                            Effect of assumed conversion of
                            options and warrants                                 -           80,769
                                                                        ----------       ----------

                            Diluted                                     31,217,057       31,118,421
                                                                        ==========       ==========

                            For the three months ended March 31, 2001, options to purchase 2,065,000 shares of common stock at prices ranging from $0.07 to $2.50 per share were not included in the computation of the diluted loss per share as they were anti-dilutive.

                            For the three months ended March 31, 2000, warrants to purchase 230,000 shares of common stock at prices ranging from $.75 to $1.00 per share and options to purchase 15,000 shares of common stock at $2.50 per share were not included in the computation of the diluted earnings per share as they were anti-dilutive.

13. Continued Existence     The Company's financial statements have been
                            presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has a significant working capital deficit, and requires additional capital to continue its product development. Management believes the Company will continue as a going concern and is actively marketing its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development. In addition, management is currently negotiating several additional contracts for its services and products. Management is also embarking on other strategic initiatives to expand its business opportunities. However, there can be no assurance these activities will be successful.

                                  I/NET, Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 2.Management's Discussion
and Analysis or Plan of
Operation

Results of Operations            Revenues for the three months ended March 31,
                                 2001 decreased $29,000 to $381,000 compared to $410,000 for the three months ended March 31, 2000. When analyzed by product category, revenues of web site consulting services provided to IBM were $203,000 in the first quarter of 2001, as compared to $251,000 in 2000. Sale of Internet products accounted for revenues of $28,000 in 2001 and $140,000 in
                                 2000. The Company has let expire its
                                 distribution agreement with Appsmall.com for the sale of these products in the United States and Europe for lack of performance. It is exploring various alternatives for the distribution of these products in these geographic areas. Revenue from the Company's contract with NASA provided revenue of $40,000 in 2001.

                                 Cost of revenues increased by approximately
                                 $123,000 to $332,000 in 2001 as compared to
                                 $209,000 in 2000. The cause for this increase was the hiring of additional personnel for the NASA contract and the opening of a Chicago office. The personnel in this office, as well as personnel from the Kalamazoo office, are performing development services for the NASA contract as well as developing conversational interface technology designed to allow users to interface with computers verbally. In addition, a chief technology officer was hired in the latter part of 2000.

                                 General and administrative expenses increased by approximately $16,000 to $160,000 in 2001 as compared to $144,000 in 2000. The cause for this increase was increased professional fees.

                                 Other income (expense) decreased by $29,000 primarily due to the gain on the sale by Stek Ltd. of SEGOES, Ltd. stock in the amount of $28,000 in 2000.

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Financial Condition            The Company's primary need for capital will be to
and Liquidity                  invest in computer software development. As of
                               March 31, 2001, the Company's working capital deficit was $833,000, as compared to a deficit of $594,000 at March 31, 2000. A loss and decrease in current assets, primarily accounts receivable, have caused the resulting increase in working capital deficit in 2001.

                               In March 2001, the Company agreed to continue to provide IBM with web site consulting services. In addition, the Company in February received a contract from NASA to develop a form of intelligent control technology known as the "Complex Event Recognition Architecture" or CERA which should generate $600,000 of revenue over two years. The Company has also been performing new development services for VDS and Kidtest.com.

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

"Safe Harbor" Provisions       Statements in this filing that are not historical
Under the Private Securities   facts are forward-looking statements, which
Litigation Reform Act          involve risks and uncertainties that could affect
of 1995                        the Company's results of operations, financial
                               position and cash flows. Actual results may differ materially from those projected in the forward-looking statements, due to a variety of factors, some of which may be beyond the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

                                  I/NET, Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          Part II- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On March 1, 2001, the Company issued 892,857 shares of its unregistered common stock to a private investor for $100,000. The proceeds of the sale were used for new product development and general working capital purposes. The purchaser of the shares was granted the right in certain instances to include its shares in future offerings of registered stock by the Company. The Company believes the issuance to be exempt from registration under Section 4(2) of the Securities Act.


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized.

I/NET, Inc.

Date: May 10, 2001

By: /s/ Stephen J. Markee
  -----------------------
        Stephen J. Markee
        Director, President, CEO and CFO