Form 10QSB
period 2001-06-30
I NET INC
filed 2001-08-09
CIK 789860

                                 United States
                      Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001
                                    -------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________________to _____________


                         Commission File No.  0-23806
                                              --------

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

                                 Yes  X    No __
                                     ---


State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:


                                 June 30, 2001
                                 -------------
                                  32,075,509



           Transitional Small Business Disclosure Format (check one)

                                  Yes___   No X
                                             ---

ITEM 1.  FINANCIAL STATEMENTS

                                  I/NET, Inc.
                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                             June 30, 2001
                                                                             -------------
Assets (Notes 2 and 3)
     Current Assets
     Cash                                                                     $      5,747
     Trade Receivables                                                             135,509
     Prepaid Expenses and Deposits                                                   5,590
                                                                              ------------
                                                                                   146,846

     Office Furniture and Equipment, Net of
          Accumulated Depreciation of $28,816                                       12,754

     Intellectual Property, Net of
          Accumulated Amortization of $4,712                                        26,282
                                                                              ------------

     Total Assets                                                             $    185,882
                                                                              ============

Liabilities and Capital Deficit
     Current Liabilities
     Accounts Payable                                                         $     55,161
     Accruals:
          Commissions (Note 1)                                      $258,000
          Interest                                                   209,718       467,718
                                                                    --------
     Advances from Stockholders (Note 2)                                            95,500
     Current Maturities of Long-term Debt (Note 3)                                 477,000
                                                                              ------------
     Total Current Liabilities                                                   1,095,379
     Long-term Debt, Less Current Maturities (Note 3)                              377,617
                                                                              ------------

     Total Liabilities                                                           1,472,996

Commitments and Contingencies (Notes 6, 7, 11 and 13)

Capital Deficit (Note 8)
     Common Stock $.001 par value; Authorized 50,000,000 Shares:
     Issued and Outstanding 32,075,509                                              32,076
     Additional Paid in Capital                                                 12,015,661
     Deficit                                                                   (13,334,851)
                                                                              ------------
     Total Capital Deficit                                                      (1,287,114)
                                                                              ------------
     Total Liabilities and Capital Deficit                                    $    185,882
                                                                              ============

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                  I/NET, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                      Three Months Ended           Six Months Ended
                                                  --------------------------  --------------------------
                                                    June 30,      June 30,      June 30,      June 30,
                                                      2001          2000          2001          2000
                                                  -----------   -----------   -----------   -----------
Revenues (Note 4)                                 $   344,740   $   348,668   $   725,908   $   758,569

Cost of Revenues                                      328,798       213,060       661,256       422,453
                                                  -----------   -----------   -----------   -----------

     Gross Profit                                      15,942       135,608        64,652       336,116

Selling, General, and Administrative Expenses         111,836       132,009       271,851       275,687
                                                  -----------   -----------   -----------   -----------

     Earnings (Loss) from Operations                  (95,894)        3,599      (207,199)       60,429

Other Income (Expense):
     Interest Expense                                 (13,106)      (14,465)      (23,409)      (29,507)
     Interest Income                                      210         5,825           619        11,156
     Other Income (Expense)                                 -            (5)            -           879
     Gain on Sale of Securities (Note 9)                    -             -             -        28,199
                                                  -----------   -----------   -----------   -----------
                                                      (12,896)       (8,645)      (22,790)       10,727
                                                  -----------   -----------   -----------   -----------

     Earnings (Loss) before Extraordinary
          Item and Income Taxes                      (108,790)       (5,046)     (229,989)       71,156

Income Tax Benefit                                          -        25,000             -        25,000
                                                  -----------   -----------   -----------   -----------

     Earnings (Loss) before Extraordinary
          Item                                       (108,790)       19,954      (229,989)       96,156
Extraordinary Item:
     Gain on extinquishment of debt net of tax
     Effect (Note 3)                                        -        48,975             -        48,975
                                                  -----------   -----------   -----------   -----------

     Net Earnings (Loss)                          $  (108,790)  $    68,929   $  (229,989)  $   145,131
                                                  ===========   ===========   ===========   ===========

Net Earnings (Loss) per Share (Note 12)
     Basic and Diluted                            $         -   $         -   $         -   $         -
                                                  ===========   ===========   ===========   ===========

Average Number of Basic Common Shares
     Outstanding (Note 12)                         32,075,509    31,062,652    31,777,890    31,050,252
                                                  ===========   ===========   ===========   ===========

Average Number of Diluted Common Shares
     Outstanding (Note 12)                         32,075,509    31,093,613    31,777,890    31,081,113
                                                  ===========   ===========   ===========   ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                  I/NET, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                       Six Months Ended
                                                     ---------------------
                                                      June 30,   June 30,
                                                        2001       2000
                                                     ---------   --------
Operating Activities
     Net (Loss) Earnings                             $(229,989)  $145,131
     Depreciation and Amortization                      25,711      6,000
     Gain on Sale of Securities (Note 9)                     -    (28,199)
     Extraordinary item:
          Gain on extinquishment of debt (Note 3)            -    (73,975)
     Changes in Assets and Liabilities
          Trade Receivables                             20,948     (6,303)
          Other                                         (3,090)         -
          Accounts Payable                              53,239    (13,792)
          Accruals                                      15,915     60,011
                                                     ---------   --------

Cash (Used In) Provided By Operating Activities       (117,266)    88,873

Investing Activities
     Proceeds from Sale of Securities (Note 9)               -     28,199
     Other Investing Activities                        (30,993)         -
                                                     ---------   --------

Cash (Used In) Provided By Investing Activities        (30,993)    28,199

Financing Activities
     Issuance of Common Stock                          100,000          -
     Principal Payments on Notes to Stockholders        (7,000)   (10,194)
     Principal Payments on Long-term Debt              (27,687)   (63,804)
                                                     ---------   --------

Cash Provided By (Used In) Financing Activities         65,313    (73,998)

Increase (Decrease) in Cash and Cash Equivalents       (82,946)    43,074

Cash and Cash Equivalents, Beginning of Period          88,693    171,681
                                                     ---------   --------

Cash and Cash Equivalents, End of Period             $   5,747   $214,755
                                                     =========   ========

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

                              In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, the results of its operations for the three month and six-months periods ended June 30, 2001 and 2000 and its cash flows for the six month periods ended June 30, 2001 and 2000. All such adjustments are of a normal and recurring nature.

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

Office Furniture, Equipment,  Office equipment and furniture are stated at cost.
and Depreciation              Depreciation is computed by the straight-line
                              method for financial reporting purposes over the estimated useful lives of the assets and by accelerated methods for tax purposes.

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

Fair Value of Financial       The Company's financial instruments consist of
Instruments                   cash, receivables, notes payable, accounts payable
                              and long-term debt. Due to the short-term nature of the items, other than long-term debt, and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at June 30, 2001.

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

                                  I/NET, Inc.
                        Summary of Accounting Policies

Earnings (Loss) Per Share     Basic earnings (loss) per share includes no
                              dilution and is computed by dividing earnings
                              (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
                              (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.


New Accounting Pronouncements Statement on Financial Accounting Standards (SFAS)
                              133 as amended by SFAS 137, regarding derivative instruments became effective for the Company during the first quarter of 2001. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the standard did not affect the Company's financial statements.

                              In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangibles Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. Use of pooling-of-interests method is no longer permitted. This statement is effective for business combinations initiated after June 30,2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of these statements to have an impact on its financial statements.


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

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements


1. Commissions            During a prior year, the Company renegotiated to be
                          released by a distributor from its exclusive contract to distribute certain I/NET products. In exchange for this release, the Company is required to pay commissions totaling $258,000 at June 30, 2001.

2. Short-term Advances    Advances from stockholders as of June 30, 2001
   from stockholders      consists of:

                          Non-interest bearing notes payable to
                          Stockholders, due on demand                $ 20,500

                          Stockholders advances bearing
                          interest at 8%, due on demand and
                          secured by all the Company's assets          75,000
                                                                     --------
                                                                     $ 95,500
                                                                     ========

3. Long-term Debt         Long-term debt as of June 30, 2001
                          consists of:

                          Notes payable to vendors (see below)       $588,169

                          Notes payable to stockholders bearing
                          interest at 8% and due in December,
                          2002, secured by all the Company's assets   266,448
                                                                     --------
                                                                      854,617

                          Less current maturities                     477,000
                                                                     --------

                          Total Long-term Debt                       $377,617
                                                                     ========

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements


Notes Payable to Vendors      Unsecured notes payable to various vendors
                              totaling $588,169 are due in various installments and at varying interest rates.

                              A note totaling $374,022 is due on demand and bears interest at the prime rate plus 2% (effectively 8.75% at June 30, 2001).

                              Another note in the amount of $56,456 is due in monthly installments at the rate of 5% of the previous month's cash receipts (as defined) but at a minimum of $2,000 bi-monthly. The Company has suspended payments on this note until new repayment terms can be negotiated. This note is classified as a current liability and accrues interest at 8%.

                              Another note in the amount of $157,691 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. Final payment, assuming minimum payments, will be in July 2004.

                              Aggregate maturities of long-term debt assuming repayment of stockholders' advances (Note 2) and notes are as follows:

                                             2001    $573,000
                                             2002    $318,000
                                             2003    $ 56,000
                                             2004    $  3,000

                              During April 2000, The Company reached agreement with a note holder, whereby the Company exchanged 25,000 of its common shares of stock for forgiveness of $74,000 of indebtedness less an income tax benefit of $25,000. This transaction has been treated as an extraordinary item for financial statement purposes.

4. Major Customers            The Company provided Internet products, web site
                              consulting services and support services and contract services to three major customers (IBM
                              $356,000, VDS $74,000 and NASA $116,000) totaling
                              $546,000 for the six-months ended June 30, 2001.
                              It also provided similar types of products and services to two major customers (IBM $481,000 and Appsmall.com $169,000) in 2000. These customers in the aggregate accounted for 75% and 86% of the Company's revenue for these periods respectively.

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

                              Significant components of the Company's deferred tax assets as of June 30, 2001 are as follows:

                              Reserves                            $   144,000
                              Net operating loss carryforwards      3,120,000
                                                                  -----------


                              Total Deferred Tax Assets           $ 3,264,000

                              Valuation Allowance                  (3,264,000)
                                                                  -----------
                                                                  $         -
                                                                  -----------

                              As of June 30, 2001, the Company had a net operating loss carryforward of approximately $9,177,000. These carryforwards expire from 2001 through 2016.

6. Employee Benefit Plan      The Company has a profit sharing defined
                              contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal
                              Revenue Code regulations. There were no Company contributions charged against operations during the three and six months ended June 30, 2001 or 2000.

7. Operating Leases           The Company leases its facilities and certain
                              equipment under non-cancelable operating leases.
                              Management expects that in the normal course of business, leases will be renewed or replaced with other leases. Rental expense under these leases was approximately $64,000 and $53,000 for the six months ended June 30, 2001 and 2000 respectively.
                              Future minimum annual lease payments subsequent to June 30, 2001 are as follows:

                                             2001    $56,000
                                             2002    $33,000
                                             2003    $20,000
                                             2004    $ 1,000

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements


8. Incentive Stock Option     The Company maintains an incentive stock option
   Plan                       plan that provides for the granting of options to
                              officers and other key employees at an exercise price not less than 100% of the fair market value on the date of the grant. Twenty percent of the options become exercisable each year following the date they were granted, and can remain outstanding for five years following the day they become fully vested. Options outstanding are summarized as follows:

                                                               Option Price  Weighted Average
                                                     Shares     Per Share    Price Per Share
                                                    ---------  ------------  ----------------

                              January 1, 2000          65,000     $.37-2.50             $ .63

                               Granted September
                               2000                   250,000          . 24              . 24
                                                    ---------     ---------             -----

                              December 31, 2000       315,000      .24-2.50              . 36

                               Granted January
                               2001                 1,750,000           .07               .07
                                                    ---------     ---------             -----

                              June 30, 2001         2,065,000     $.07-2.50             $ .11
                                                    ---------     ---------             -----

                              At June, 30 2001, 5,000,000 shares of common stock were reserved for the incentive stock option plan, 15,000 options were vested and exercisable at $2.50 per share and 10,000 options were vested and exercisable at $.29 per share. The weighted average contractual life of these options is six years. The remaining 2,040,000 options were not vested and have a remaining contractual life of 10 years.


9. Investments                The Company holds minority equity stakes in three
                              privately held entities.

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

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements

10. Supplemental              Interest paid for the six months ended June 30,
    Disclosure of Cash        2001 and 2000 was $7,000 and $14,000 respectively.
    Flow Information          The Company paid no income taxes during 2001 and
                              2000.

11. Contingencies
     Litigation               From time to time, the Company is involved in
                              various legal actions arising in the normal course of business. Management does not anticipate any material losses as a result of these proceedings.

12. Earnings (Loss) Per Share A reconciliation of shares used in calculating basic and diluted earnings (loss) per share follows:

                              Three months ended June 30,              2001            2000
                                                                     ----------     ----------
                              Basic                                  32,075,509     31,062,652
                              Effect of assumed conversion of
                              options and warrants                            -         30,961
                                                                     ----------     ----------

                              Diluted                                32,075,509     31,093,613
                                                                     ==========     ==========

                              Six months ended June 30,                  2001          2000
                                                                     ----------     ----------

                              Basic                                  31,777,890     31,050,152
                              Effect of assumed conversion of
                              options and warrants                            -         30,961
                                                                     ----------     ----------

                              Diluted                                31,777,890     31,081,113
                                                                     ==========    ==========

                              For the three and six months ended June 30, 2001, options to purchase 2,065,000 shares of common stock at prices ranging from $0.07 to $2.50 per share were not included in the computation of the diluted loss per share as they were anti-dilutive.

                              For the three months and six months ended June 30, 2000, warrants to purchase 230,000 shares of common stock at prices ranging from $.75 to $1.00 per share and options to purchase 15,000 shares of common stock at $2.50 per share were not included in the computation of the diluted earnings per share as they were anti-dilutive.

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

                                  I/NET, Inc.


Item 2.Management's Discussion
and Analysis or Plan of
Operation

Results of Operations         First Half of 2001 Compared to First Half of 2000

                              Revenues for the six months ended June 30, 2001 decreased $33,000 to $726,000 compared to $759,000 for the six months ended June 30, 2000. When analyzed by product category, revenues of web site consulting services provided to IBM were $356,000 in the first half of 2001, as compared to $481,000 in 2000. Sale of Internet products accounted for revenues of $53,000 in 2001 and $210,000 in 2000.
                              The Company has let its distribution agreement with Appsmall.com for the sale of these products in the United States and Europe expire for lack of performance. It is now marketing these products directly to these territories. The Company's contract with NASA provided revenue of $116,000 in the first half of 2001. Revenues derived from complex web site development accounted for revenues of $157,000 during the first six months of 2001 as compared to revenues of $22,000 during 2000.

                              Cost of revenues increased by approximately
                              $239,000 to $661,000 in 2001 as compared to
                              $422,000 in 2000. The cause for this increase was the hiring of additional personnel for the NASA contract and the opening of the Company's Chicago office in 2001. The personnel in this office, as well as personnel from the Kalamazoo office, are performing development services for the NASA contract as well as developing conversational interface technology designed to allow users to interface with computers verbally. In addition, a chief technology officer was hired in the latter part of 2000.

                              General and administrative expenses decreased by approximately $4,000 to $272,000 in 2001 as compared to $276,000 in 2000. The cause for this decrease was a decrease in administrative salaries.

                              Other income (expense) decreased by $24,000 primarily due to the gain on the sale by Stek Ltd. of SEGOES, Ltd. stock in the amount of $28,000 in 2000.

                              During April 2000, the Company exchanged 25,000 shares of its common shares for the forgiveness of $74,000 less an income tax benefit of $25,000 of indebtedness to a note holder. This exchange has been treated as an extraordinary item.

                                  I/NET, Inc.


                              Second Quarter of 2001 Compared to Second Quarter of 2000


                              For the three month period ended June 30, 2001, revenues decreased by $4,000 as compared to the same period in 2000, reflecting lower software sales that were offset, in part, by revenues from NASA and complex web site development.

                              Cost of revenues increased $116,000 during the second quarter of 2001 compared with the same period last year reflecting increased personnel for the NASA contract and other software development.

                              General and administrative expenses decreased by approximately $20,000 to $112,000 in 2001 as compared to $132,000 in 2000. The cause for this decrease was a decrease in administrative salaries.

Financial Condition           The Company's primary need for capital will be to
and Liquidity                 invest in computer software development. As of
                              June 30, 2001, the Company's working capital deficit was $949,000, as compared to a deficit of $539,000 at June 30, 2000. A loss and decrease in current assets, primarily accounts receivable, have caused the resulting increase in working capital deficit in 2001.

                              In March 2001, the Company agreed to continue to provide IBM with web site consulting services. In addition, the Company received a contract from NASA in February to develop a form of intelligent control technology known as the "Complex Event Recognition Architecture," or CERA, which should generate $600,000 of revenue over two years. The Company has also been performing new development services for VDS and Kidtest.com. In May 2001, the Company began to market its Internet products directly on a worldwide basis excluding the country of Japan. The Company has begun to advertise its products and to build a distributor network throughout the world.

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

Date: August 8, 2001

By: /s/ Stephen J. Markee
  -----------------------
        Stephen J. Markee
        Director, President, CEO and CFO