Form 10QSB
period 2001-09-30
I NET INC
filed 2001-11-14
CIK 789860

                                 United States
                      Securities and Exchange Commission

                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001
                                    ------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to ______________________


                          Commission File No.  0-23806
                                               -------

                                  I/NET, INC.
                                  -----------
       (Exact Name of Small Business Issuer as specified in its Charter)
       -----------------------------------------------------------------


     Delaware                                                   87-0046720
     ---------------------------------------------------------------------------
(State or Other Jurisdiction of                          (IRS Employer I.D. No.)
Incorporation or Organization)

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

                              September 30, 2001
                              ------------------
                                  32,075,509

           Transitional Small Business Disclosure Format (check one)

                                 Yes___   No X
                                            ---

ITEM 1. FINANCIAL STATEMENTS

                                  I/NET, Inc.
                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                                                    September 30, 2001
                                                                                                    ------------------
Assets (Notes 2 and 3)
     Current Assets
     Cash                                                                                               $          3
     Trade Receivables                                                                                       137,658
     Deposits                                                                                                  3,090
                                                                                                        ------------
                                                                                                             140,751
     Office Furniture and Equipment, Net of
          Accumulated Depreciation of $31,816                                                                  9,754

     Intellectual Property, Net of
          Accumulated Amortization of $8,654                                                                  22,339
                                                                                                        ------------

     Total Assets                                                                                       $    172,844
                                                                                                        ============

Liabilities and Capital Deficit
     Current Liabilities
     Accounts Payable                                                                                   $     73,718
     Accruals:
          Commissions (Note 1)                                                                $258,000
          Interest                                                                             221,557       479,557
                                                                                              --------
     Advances from Stockholders (Note 2)                                                                      97,500
     Current Maturities of Long-term Debt (Note 3)                                                           557,000
                                                                                                        ------------
     Total Current Liabilities                                                                             1,207,775
     Long-term Debt, Less Current Maturities (Note 3)                                                        266,161
                                                                                                        ------------

     Total Liabilities                                                                                     1,473,936

Commitments and Contingencies (Notes 6, 7, 11 and 13)

Capital Deficit (Note 8)
     Common Stock $.001 par value; Authorized 50,000,000 Shares:
     Issued and Outstanding 32,075,509                                                                        32,076
     Additional Paid in Capital                                                                           12,015,661
     Deficit                                                                                             (13,348,829)
                                                                                                        ------------
     Total Capital Deficit                                                                                (1,301,092)
                                                                                                        ------------
     Total Liabilities and Capital Deficit                                                              $    172,844
                                                                                                        ============

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                  I/NET, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                         Three Months Ended              Nine Months Ended
                                                  ------------------------------  ------------------------------
                                                  September 30,   September 30,   September 30,   September 30,
                                                     2001            2000            2001            2000
                                                  -------------   --------------   ------------    -----------

Revenues (Note 4)                                   $   354,831     $   390,745     $ 1,080,739     $ 1,149,314

Cost of Revenues                                        334,014         225,067         995,270         647,520
                                                 --------------------------------------------------------------

     Gross Profit                                        20,817         165,678          85,469         501,794

Selling, General, and Administrative Expenses            79,609         138,181         351,460         413,868

Loss on writedown of investments (Note 9)                     -        (209,000)              -        (209,000)
                                                 --------------------------------------------------------------

     Loss from Operations                               (58,792)       (181,503)       (265,991)       (121,074)

Other Income (Expense):
     Interest Expense-Net                               (14,403)        (10,889)        (37,193)        (28,361)
     Gain on Sale of Securities (Note 9)                      -               -               -          28,199
                                                 --------------------------------------------------------------
                                                        (14,403)        (10,889)        (37,193)           (162)
                                                 --------------------------------------------------------------

     Loss before Extraordinary
          Item and Income Taxes                         (73,195)       (192,392)       (303,184)       (121,236)

Income Tax Benefit                                       20,000               -          20,000          25,000
                                                  -------------------------------------------------------------

     Loss before Extraordinary
          Item                                          (53,195)       (192,392)       (283,184)        (96,236)
Extraordinary Item:
     Gain on extinquishment of debt net of tax
     effect (Note 3)                                     39,217               -          39,217          48,975
                                                  -------------------------------------------------------------

     Net Loss                                       $   (13,978)    $  (192,392)    $  (243,967)    $   (47,261)
                                                  =============================================================

Net Loss per Share (Note 12)
     Basic and Diluted                              $         -     $      (.01)    $      (.01)    $         -
                                                  =============================================================

Average Number of Basic Common Shares
     Outstanding (Note 12)                           32,075,509      31,142,652      31,877,096      31,050,152
                                                  =============================================================

Average Number of Diluted Common Shares
     Outstanding (Note 12)                           32,075,509      31,170,430      31,877,096      31,191,641
                                                  =============================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                  I/NET, Inc.
                    Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                    Nine Months Ended
                                                                    -----------------
                                                            September 30,       September 30,
                                                                2001                2000
                                                              --------            --------
Operating Activities
      Net Loss                                               $(243,967)          $ (47,261)
      Depreciation and Amortization                             35,154              14,000
      Gain on Sale of Securities (Note 9)                            -             (28,199)
      Loss on writedown of investments (Note 9)                      -             209,000
      Extraordinary item:
           Gain on extinquishment of debt (Note 3)             (59,217)            (73,975)
      Changes in Assets and Liabilities
           Trade Receivables                                    18,799              11,506
           Other                                                (3,090)                  -
           Accounts Payable                                     71,796             (16,711)
           Accruals                                             30,515             (10,953)
                                                             ---------           ---------

Cash (Used In) Provided By Operating Activities               (150,010)             57,407

Investing Activities
      Proceeds from Sale of Securities (Note 9)                      -              28,199
      Other Investing Activities                               (30,993)            (15,694)
                                                             ---------           ---------

Cash (Used In) Provided By Investing Activities                (30,993)             12,505

Financing Activities
      Issuance of Common Stock                                 100,000                   -
      Advances and loans from stockholders                      27,000                   -
      Principal Payments on Notes to Stockholders               (7,000)            (17,194)
      Principal Payments on Long-term Debt                     (27,687)            (91,772)
                                                             ---------           ---------

Cash Provided By (Used In) Financing Activities                 92,313            (108,966)

Decrease in Cash and Cash Equivalents                          (88,690)            (39,054)

Cash and Cash Equivalents, Beginning of Period                  88,693             171,681
                                                             ---------           ---------

Cash and Cash Equivalents, End of Period                     $       3           $ 132,627
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

                              In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, the results of its operations for the three month and nine-month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000. All such adjustments are of a normal and recurring nature.

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

                                  I/NET, Inc.
                        Summary of Accounting Policies


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

Office Furniture, Equipment,  Office equipment and furniture are stated at
and Depreciation              cost. Depreciation is computed by the
                              straight-line method for financial reporting purposes over the estimated useful lives of the assets and by accelerated methods for tax purposes.

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

Fair Value of Financial       The Company's financial instruments consist of
Instruments                   cash, receivables, notes payable, accounts payable
                              and long-term debt. Due to the short-term nature of the items, other than long-term debt, and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at September 30, 2001.

                                  I/NET, Inc.
                        Summary of Accounting Policies


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

New Accounting                Statement on Financial Accounting Standards
Pronouncements                (SFAS) 133 as amended by SFAS 137, regarding
                              derivative instruments became effective for the Company during the first quarter of 2001.
                              Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the standard did not affect the Company's financial statements.

                              In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangibles Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. Use of pooling-of-interests method is no longer permitted. This statement is effective for business combinations initiated after June 30,2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of these statements to have an impact on its financial statements.

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

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements


1. Commissions           During a prior year, the Company renegotiated to be
                         released by a distributor from its exclusive contract to distribute certain I/NET products. In exchange for this release, the Company is required to pay commissions totaling $258,000 at September 30, 2001.

                         During October 2001, the Company reached an agreement with the distributor, whereby the distributor forgave the $258,000 of commissions without compensation. This transaction, less an income tax benefit of $87,000, will be treated as an extraordinary item in the fourth quarter of 2001.

2. Short-term Advances   Advances from Stockholders as of September 30, 2001
   from stockholders     consists of:


                         Non-interest bearing notes payable to
                         Stockholders, due on demand                    $ 20,500

                         Stockholders' advances bearing
                         interest at 8%, due on demand and
                         secured by all the Company's assets              77,000
                                                                        --------
                                                                        $ 97,500
                                                                        ========


3. Long-term Debt        Long-term debt as of September 30, 2001
                         consists of:

                         Notes payable to vendors (see below)           $531,713

                         Notes payable to stockholders bearing
                         interest at 8% and due in December, 2002,
                         secured by all the Company's assets             291,448
                                                                        --------
                                                                         823,161

                         Less current maturities                         557,000
                                                                        --------

                         Total Long-term Debt                           $266,161
                                                                        ========

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements


Notes Payable to Vendors  Unsecured notes payable to various vendors totaling
                          $531,713 are due in various installments and at varying interest rates.

                          A note totaling $374,022 is due on demand and bears interest at the prime rate plus 2% (effectively 8% at September 30, 2001). See below.

                          Another note in the amount of $157,691 is due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%. The Company has suspended payments on this note pending repayment term renegotiations. Pending these renegotiations, the note has been classified as a current liability.

                          Aggregate maturities of long-term debt assuming repayment of stockholders' advances (Note 2) and notes are as follows:

                                         2002  $655,000
                                         2003  $266,000

                          During August 2001, the Company reached agreement with a note holder, whereby the note holder forgave $56,000 of indebtedness together with $3,000 of accrued interest less an income tax benefit of $20,000 without compensation. This transaction has been treated as an extraordinary item for financial statement purposes.

                          During October 2001, the Company reached an agreement with another note holder, whereby the note holder forgave $374,000 of indebtedness together with $41,000 of accrued interest without compensation. This transaction less an income tax benefit of $141,000 will be treated as an extraordinary item in the fourth quarter of 2001.

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

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements


4. Major Customers       The Company provided Internet products, web site
                         consulting services and support services and contract services to three major customers (IBM $489,000, VDS
                         $94,000 and NASA $189,000) totaling $772,000 for the
                         nine months ended September 30, 2001. It also provided similar types of products and services to three major customers (IBM $707,000, Appsmall.com $225,000 and
                         General Business Services $103,000) in the first nine months of 2000. These customers in the aggregate accounted for 71% and 90% of the Company's revenue for these periods respectively.

5. Taxes on Income       Income taxes are calculated using the liability method.

                         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                         Significant components of the Company's deferred tax assets as of September 30, 2001 are as follows:

                         Reserves                                $   147,000
                         Net operating loss carryforwards          3,100,000
                                                                 -----------


                         Total Deferred Tax Assets               $ 3,247,000

                         Valuation Allowance                      (3,247,000)
                                                                 -----------
                                                                 $         -
                                                                 -----------

                         As of September 30, 2001, the Company had a net operating loss carryforward of approximately $9,191,000. These carryforwards expire from 2001 through 2016.

                         Income tax expense of $20,000 and $25,000 for the nine months ended September 30,2001 and 2000, respectively, was recognized in conjunction with the extraordinary items. A corresponding income tax benefit from operations of $20,000 and $25,000, respectively, was recorded. The income tax benefit varied from the statutory rate due to the valuation allowance listed above.

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements



6. Employee Benefit Plan    The Company has a profit sharing defined
                            contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations during the three and nine months ended September 30, 2001 or 2000.

7. Operating Leases         The Company leases its facilities and certain
                            equipment under non-cancelable operating leases.
                            Management expects that in the normal course of business, leases will be renewed or replaced with other leases. Rental expense under these leases was approximately $64,000 and $78,000 for the nine months ended September 30, 2001 and 2000 respectively. Future minimum annual lease payments subsequent to September 30, 2001 are as follows:

                                             2002    $65,000
                                             2003    $31,000
                                             2004    $13,000

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements

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

                                                                    Option Price  Weighted Average
                                                          Shares     Per Share    Price Per Share
                                                         -----------------------------------------
                                   January 1, 2000          65,000     $.37-2.50             $ .63

                                    Granted September
                                    2000                   250,000          . 24              . 24
                                                         ---------     ---------             -----

                                   December 31, 2000       315,000      .24-2.50              . 36

                                    Granted January
                                    2001                 1,750,000           .07               .07
                                                         ---------     ---------             -----

                                   September 30, 2001    2,065,000     $.07-2.50             $ .11
                                                         ---------     ---------             -----

                                At September 30, 2001, 5,000,000 shares of common stock were reserved for the incentive stock option plan, 15,000 options were vested and exercisable at $2.50 per share, 10,000 options were vested and exercisable at $.29 per share and 50,000 were vested and exercisable at $.24 per share. The weighted average contractual life of these options is six years. The remaining 1,990,000 options were not vested and have a remaining contractual life of 10 years.

                                  I/NET, Inc.
                  Notes to Consolidated Financial Statements


9. Investments           The Company holds minority equity stakes in three
                         privately-held entities.

                         It holds an approximate 18% stake each in Career/NET and HRSmart in the form of common stock or units. These entities provide web-based resume tracking and career boards.

                         In August 2000, the Company discharged Career/NET from $209,000 of indebtedness and also assigned Career/NET certain proprietary computer technology and software. In exchange for this discharge and assignment, the Company received 2,000,000 shares (18% interest) each in the common stock or units in the entities cited above. During the third quarter of 2000, the raising of additional capital was suspended due to deteriorating market conditions for such fund raising. The Company determined that it was appropriate to write down these investments to their net realizable value at that time.

                         In addition, the Company holds, through its wholly owned Caymanian subsidiary, Stek, Ltd., an approximately 8% interest in SEGOES, Ltd., also a privately-held Caymanian corporation, which provides offshore securities trading on the web. In January 2000, Stek sold 20,000 shares of SEGOES, Ltd. stock with net proceeds to the Company of $28,000.

10.  Supplemental        Interest paid for the nine months ended September 30,
     Disclosure of Cash  2001 and 2000 was $7,000 and $21,000 respectively.
     Flow Information    The Company paid no income taxes during 2001 and 2000.

11.  Contingencies       From time to time, the Company is involved in various
     Litigation          legal actions arising in the normal course of business.
                         Management does not anticipate any material losses as a result of these proceedings.

                                  I/NET, Inc.
                   Notes to Consolidated Financial Statements

 12. Earnings (Loss) Per Share            A reconciliation of shares used in calculating basic and diluted earnings (loss) per share follows:

                                          Three months ended September  30,                      2001               2000
                                                                                                -----               ----
                                          Basic                                              32,075,509         31,142,652
                                          Effect of assumed conversion of
                                          options                                                     -             27,778

                                          Diluted                                            32,075,509         31,170,430
                                                                                             ==========         ==========

                                          Nine months ended September 30,                        2001               2000
                                                                                                 ----               ----

                                          Basic                                              31,877,096         31,050,152
                                          Effect of assumed conversion
                                          options and warrants                                        -            141,498
                                                                                             ----------         ----------
                                           Diluted                                           31,877,096         31,191,641
                                                                                             ==========        ===========

                                  For the three and nine months ended September 30, 2001, options to purchase 2,065,000 shares of common stock at prices ranging from $0.07 to $2.50 per share were not included in the computation of the diluted loss per share as they were anti-dilutive.

                                  For the three months and nine months ended
                                  September 30, 2000, options to purchase
                                  315,000 shares of common stock at prices ranging from $.24 to $2.50 per share were not included in the computation of the diluted earnings per share as they were anti-dilutive.

13. Continued Existence           The Company's financial statements have been
                                  presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has a significant working capital deficit, and requires additional capital to continue its product development. Management believes the
                                  Company will continue as a going concern and is actively marketing its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development. Management has renegotiated certain indebtedness and is attempting to renegotiate its remaining indebtedness to improve its working capital position and cash flows. In addition, management is currently negotiating several additional contracts for its services and products. Management is also embarking on other strategic initiatives to expand its business opportunities. However, there can be no assurance these activities will be successful.

                                  I/NET, Inc.


Item 2.Management's Discussion
and Analysis or Plan of
Operation

Results of Operations           First nine months of 2001 Compared to First
                                nine months of 2000

                                Revenues for the nine months ended September 30, 2001 decreased $68,000 to $1,081,000 compared to $1,149,000 for the nine months ended September 30, 2000. When analyzed by product category, revenues of web site consulting services provided to IBM were $489,000 in the first nine months of 2001, as compared to $707,000 in 2000. Sale of Internet products accounted for revenues of $121,000 in 2001 and $328,000 in 2000. The
                                Company has let its distribution agreement with Appsmall.com for the sale of these products in the United States and Europe expire for lack of performance. It is now marketing these products directly in these territories. The Company's contract with NASA provided revenue of $189,000 in the first nine months of 2001. Revenues derived from complex web site development accounted for revenues of $228,000 during the first nine months of 2001 as compared to revenues of $22,000 during 2000.

                                Cost of revenues increased by approximately
                                $347,000 to $995,000 in 2001 as compared to
                                $648,000 in 2000. The cause for this increase was the hiring of additional personnel for the NASA contract and the opening of the Company's Chicago office in 2001. The personnel in this office, as well as personnel from the Kalamazoo office, are performing development services for the NASA contract as well as developing conversational interface technology designed to allow users to interface with computers verbally. In addition, a chief technology officer was hired in the latter part of 2000.

                                General and administrative expenses decreased by approximately $63,000 to $351,000 in 2001 as compared to $414,000 in 2000. The cause for this decrease was a decrease in administrative salaries.

                                Other expense increased by $37,000 primarily due to the gain on the sale by Stek Ltd. of SEGOES, Ltd. stock in the amount of $28,000 in 2000.

                                During August 2001, the Company reached an agreement with a note holder, whereby the note holder forgave $56,000 of indebtedness together with $3,000 of accrued interest less an income tax benefit of $20,000 without compensation. This item has been treated as an extraordinary item for financial statement purposes.

                                  I/NET, Inc.

                                    Third Quarter of 2001 Compared to Third
                                    Quarter of 2000


                                    For the three month period ended September
                                    30, 2001, revenues decreased by $36,000 as compared to the same period in 2000, reflecting lower software sales that were offset, in part, by revenues from NASA and complex web site development.

                                    Cost of revenues increased $109,000 during the third quarter of 2001 compared with the same period last year reflecting increased personnel and facility costs for the NASA contract and other software development.

                                    General and administrative expenses
                                    decreased by approximately $58,000 to
                                    $80,000 in 2001 as compared to $138,000 in
                                    2000. The cause for this decrease was a
                                    decrease in administrative salaries.

Financial Condition and Liquidity   The Company's primary need for capital will
                                    be to invest in wages in conjunction with computer software development. As of
                                    September 30, 2001, the Company's working capital deficit was $1,067,000, as compared to a deficit of $736,000 at September 30, 2000. A loss and decrease in current assets, primarily cash, and the increase in accounts payable have caused the resulting increase in working capital deficit in 2001. While the Company is maintaining only minimal amounts of cash, it has continued to meet its needs by the timely collection of its accounts receivable and by shareholder and officer loans.


                                    In March 2001, the Company agreed to
                                    continue to provide IBM with web site
                                    consulting services. In addition, the
                                    Company received a contract from NASA in February to develop a form of intelligent control technology known as the "Complex Event Recognition Architecture," or CERA, which should generate $600,000 of revenue the two year life of the contract. In September 2001, the Company was notified that it had been selected for negotiation of a Phase-I contract with NASA for its proposal "Conversation Interface Domains for Rapid Programming of Complex Natural Language". If negotiations are successful, this contract should generate $70,000 over a six month duration starting in January 2002.

                                    The Company has also been performing new development services for VDS and Kidtest.com. In May 2001, the Company began to market its Internet products directly on a worldwide basis excluding the country of Japan. The Company has begun to advertise its products and to build a distributor network throughout the world.

                                  I/NET, Inc.

                              During October 2001, the Company reached an agreement with a note holder, whereby the noteholder forgave $374,000 of indebtedness together with $41,000 of accrued interest without compensation. This transaction, less an income tax benefit of $141,000, will be treated as extraordinary item in the fourth quarter of 2001.

                              During October 2001, the Company reached an agreement with the distributor, whereby the distributor forgave $258,000 of commissions without compensation. This transaction, less an income tax benefit of $87,000, will be treated as an extraordinary item in the fourth quarter of 2001.

                              During April 2000, the Company exchanged 25,000 of its common shares for the forgiveness of $74,000, less an income tax benefit of $25,000, of indebtedness to a note holder.


                              The Company believes that the additional sales provided by these agreements and contracts, the continued development of new products, together with the renegotiations of its defaulted debt, should provide the Company with sufficient working capital to market its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development. The Company continues to explore alternative options to reduce its debt obligations, which could increase the Company's financial stability. In addition, management is currently negotiating several additional contracts for its services and products. However, there can be no assurance these activities will be successful.


"Safe Harbor" Provisions      Statements in this filing that are not historical
Under the Private Securities  facts are forward-looking statements, which
Litigation Reform Act         involve risks and uncertainties that could
of 1995                       affect the Company's results of operations,
                              financial position and cash flows.

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

I/NET, Inc.

Date: November 12, 2001


By: /s/ Stephen J. Markee
  -----------------------
        Stephen J. Markee
        Director, President and CEO