Form 10KSB
period 2001-12-31
I NET INC
filed 2002-04-12
CIK 789860

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001


[_] Transition Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________to_____________

                           Commission File No. 0-23806
                                               -------

                                   I/NET, Inc.
                 (Name of Small Business Issuer in its Charter)

                 Delaware                                      87-0046720
       -------------------------------------------------------------------------
       (State or Other Jurisdiction of                   (IRS Employer I.D. No.)
       Incorporation or Organization)

                            643 W. Crosstown Parkway
                           Kalamazoo, Michigan 49008
                           -------------------------
                   (Address of Principal Executive Officers)

                   Issuer's Telephone Number: (616) 344-3017

         Securities Registered under Section 12(b) of the Exchange Act:

       Title of Each Class           Name of Each Exchange on Which Registered

            None                                       None

         Securities Registered under Section 12(g) of the Exchange Act:

                      $0.001 par value common voting stock
                      ------------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)    Yes   X    No____          (2)   Yes   X     No____
                     ---                              ---

Check if there is no disclosure of delinquent files in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $1,389,197

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $2,253,258. This valuation is based upon the average bid price for shares of common voting stock of the Registrant on the "Over-the-Counter Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") on March 1, 2002. There are approximately 18,777,149 shares of common voting stock of the Registrant held by non-affiliates.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                   32,075,509

                             as of December 31, 2001

       Transitional Small Business Disclosure Format (check one): Yes___  No X
                                                                            ---

                      -THIS SPACE INTENTIONALLY LEFT BLANK-

                                TABLE OF CONTENTS

Item 1.  Description of Business ................................................................................    4

Item 2.  Description of Property ................................................................................    6

Item 3.  Legal Proceedings ......................................................................................    6

Item 4.  Submission of Matters to a Vote of Security Holders ....................................................    6

Item 5.  Market for Common Equity and Related Stockholder Matters ...............................................    7

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..................    7

Item 7.  Financial Statements ...................................................................................   10

Item 8.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure ....................   10

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of the Exchange Act .....................................................................   11

Item 10. Executive Compensation .................................................................................   13

Item 11. Security Ownership of Certain Beneficial Owners and Management .........................................   14

Item 12. Certain Relationships and Related Transactions .........................................................   14

Item 13. Exhibits, List and Reports on Form 8-K .................................................................   15

Signatures ......................................................................................................   15

                                     PART 1

Item 1.  Description of Business

I/NET, Inc. (the "Company" or "I/NET") was organized under the laws of the state of Delaware in 1986 under the name of a predecessor corporation. The Company registered its initial public offering with the Securities and Exchange Commission in 1987. The Company provides professional services in the areas of software development and Internet-related consulting for businesses. I/NET also develops and markets computer software for mid-range computers, including International Business Machine's (IBM) AS/400 model.

The Company, or its affiliates, hold minority equity interests in three other privately held companies. The Company has one wholly owned subsidiary, I/NET, Inc. (a Michigan corporation) and its wholly owned subsidiary, Stek, Ltd. (a Caymanian corporation). Stek was formed to receive and hold shares of SEGOES, Ltd. (a privately held Caymanian corporation). The shares of SEGOES were earned for the successful completion, installation and operation of the SEGOES website, an Internet-based offshore asset management and trading system. The Company also holds an 18% interest in both Career/NET and HRSmart, both privately held internet resume tracking and applicant management systems.

Business

I/NET was formed as a contract research and development firm specializing in software development for digital imaging and voice recognition. Systems created by I/NET are currently in service in real estate, pharmaceutical research, government, newspapers, and information management.

I/NET, in prior years, was engaged in the business of providing a wide range of contract research systems planning, development, and implementation services on a fee basis to public and private sector clients. It was founded in response to demand for high-quality information systems services on the part of government, commercial, and not-for-profit organizations, requiring digital imaging as part of their overall solution. Since its formation, I/NET has delivered and installed microcomputer-based decision support systems for systems sold worldwide, supporting hundreds of users and employing distributed databases, sophisticated telecommunications networks, and state-of-the-art development tools. Past projects, which the Company has undertaken in multi-media applications, have incorporated digital imaging and voice recognition.

The Company has performed development work under contract with IBM for many years, including developing multi-media software running on the IBM system AS/400, a mid-range computer system.

During 1995, I/NET brought to the marketplace its own Web Server/400(TM) as the first commercially available product able to connect the AS/400 computers worldwide to the Internet. I/NET's Commerce Server/400(TM) was introduced in August 1996. This product provides AS/400 users with the ability to conduct secured encrypted financial and other transactions over the Internet. In February 1997, IBM bestowed upon I/NET the prestigious Partner in Development "Product of the Year Award" for Commerce Server/400.(TM)

Recently developed products include Webulator/400 that provides instant Web access to existing AS/400 applications without code changes, and I/NET's newest product, NetPrint/400 which allows for seamless ad-hoc printing of AS/400 reports without requiring complex host or client setup.

The Company had a contract, which provided web site consulting services to IBM through March 2002. During March 2002, the Company determined that that it would scale back these consulting services as the profit margins on these services had eroded. In connection with the reduction in these services, the Company transferred a majority of its employees who were engaged in providing these services to another organization so that they could continue to provide these services to IBM. The Company currently provides minimal web site services to IBM.

Conversational Interface Technology

In January 2001, the Company established a Chicago, Illinois office to complement its Kalamazoo personnel in developing conversational interface (CI) technology systems that use everyday spoken language to control computers and other electronic devices and systems. The Kalamazoo office technology team is headed by the Company's Chief Technology Officer, Dr. Will Fitzgerald. Dr. Fitzgerald is co-investigator on I/NET's National Aeronautics and Space Administration (NASA) contracts. The Chicago office is being staffed by some of the world's leading authorities in the field, including Dr. R. James Firby, who brings years of experience with such agencies as the Jet Propulsion Laboratory and NASA.

In February 2001, the Company entered into a contract with NASA for the development of "Complex Event Recognition Architecture" (CERA) software. The CERA software is to be developed under a two-year contract valued at $600,000. The contract calls for I/NET to provide NASA with a flexible, generally applicable software system for describing complex events and recognizing event occurrences. It can be applied to any area of automated control, including life support systems, terrestrial and extraterrestrial planetary exploration, and home and factory control. In November 2001, the Company entered into another contract with NASA for the development of "Conversation Interface Domains for Rapid Programming of Complex Natural Language Interfaces." This six-month contract is valued at $70,000.

I/NET has made strong progress in building business relationships in CI in telematics for use in the automotive industry. The Company recently submitted a proposal for incorporating CI software in two concept vehicles being developed by a major auto manufacturer. In addition, IBM has expressed an interest in exploring ways to work directly with the Company in developing voice recognition and natural language applications.

Distribution Methods of Products and Services

The Company currently is distributing its Webserver products directly to the end user or through distributors for the Americas, Europe and Africa. General Business Services Co. Ltd (GBS) of Tokyo, Japan has the exclusive territory of Japan.

Competitive Business Conditions

The Company's contract work performed for IBM has been competitively acquired, and usually the final selection is between I/NET and departments within IBM. The business conditions for all Webserver products is intensely competitive with many large organizations, including IBM, Advanced Business Links and ROI Connect, offering similar products, sometimes at lower cost. These organizations have significantly greater financial, technical, sales and marketing and other resources than the Company.

There are also a number of competitors in the CI marketplace, primarily automotive original equipment manufacturers (OEM's) such as Ford, General Motors, and Daimler Chrysler and OEM research labs. These competitors tend to be proprietary and OEM's are looking for improvements to the human-machine interface, particularly for in-vehicle use. Tier 1 automotive parts suppliers such as Visteon, Delphi, Johnson Controls, Rockwell and Donnelly are also serious competitors. The Company believes its technology offers more safety and conversational capabilities than these competitors. However, many of these companies have significantly greater financial, technical, sales and marketing and other resources than the Company.

Sources and Availability of Raw Materials and Principal Suppliers

Developing software requires few tangible raw materials. The most important element in this process is the personnel who plan, design, and develop the software code. I/NET has consistently hired the best talent available. The Company recruits throughout the Midwest. I/NET's business is dependent on attracting and retaining talented personnel. Today's market for technology experts is highly competitive and there can be no assurances that I/NET will continue to be able to attract and retain qualified personnel.

Dependence on Major Customers

The Company provided Internet products, contract development services, web site consulting services and support services to two major customers, IBM and NASA, totaling $906,000 for the year ended December 31, 2001 In 2000, the Company provided $1,321,000 for the same types of services to three major customers, IBM, General Business Services (Japan) and Appsmall.com. These major customers accounted for 45% and 20% of the Company's revenues in 2001 and 61% 13% and 12% in 2000.

Patents and Trademarks

I/NET has various trademarks for its products, including Webserver/400 and Commerce Server/400.

Need for Any Government Approval of Principal Products or Services

The performance of services and the supply of products by the Company are not subject to governmental approval or unusual regulation except as they relate to strong encrypted software products, which are under government regulation.

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

Research and Development Activities

There were minimal research and development costs incurred by the Company during the calendar years ended December 31, 2001 and 2000.

Cost and Effects of Compliance with Environmental Laws

There are no foreseeable adverse effects on the Company's present or contemplated business operations resulting from environmental laws, rules, or regulations.

Employees

As of December 31, 2001, the Company had 16 full time employees.

Item 2.  Description of Property

The Company's principal executive and administrative offices are located at 643 West Crosstown Parkway, Kalamazoo, Michigan, which is comprised of approximately 5,600 square feet. This facility is leased and rental payments on the space amounted to $78,000 for 2001.

In February 2001, the Company opened a leased office in Chicago, Illinois, with rental payments of approximately $19,000 annually.

Management considers its offices to be well maintained, in good operating condition and suitable and adequate for their intended purposes.

Item 3.  Legal Proceedings

The Company is not a party to any pending material legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is listed on the NASDAQ Over-the Counter-Bulletin Board under the symbol "INNI". The high and low bid prices for 2000 and 2001 are summarized by quarter below:

                    2000          2000        2000       2000        2001       2001       2001         2001
                  1/st/ qtr     2/nd/ qtr   3/rd/ qtr  4/th/ qtr   1/st/ qtr  2/nd/ qtr  3/rd/ qtr    4/th/ qtr
----------------------------------------------------------------------------------------------------------------
HIGH                $0.98         $0.56       $0.34      $0.27       $0.19      $0.17      $0.13        $0.12
LOW                 $0.55         $0.26       $0.20      $0.04       $0.08      $0.09      $0.07        $0.05

These bid prices are quotations of broker-dealers that reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

The number of record holders of the Company's common stock as of December 31, 2001, was 285. There were approximately 3,000 beneficial holders as of that date.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Calendar Years Ended December 31, 2001 and 2000

Results of Operations

Revenues for the year ended December 31, 2001, were $1,389,197 as compared to $1,542,685 for the year ended December 31, 2000. When analyzed by product category, revenues of web site consulting services to IBM were $621,000 in 2001, as compared to $933,000 in 2000. Internet software products accounted for revenues of $175,000 in 2001 and $388,000 in 2000. These decreases are primarily due to severe competition for website consulting services and webserver product sales in the United States and Europe. NASA revenues were $285,000 in 2001 as compared to none in 2000. The increase in revenues is the result of the Company obtaining two NASA contacts during 2001.

Cost of revenues increased by $364,000 to $ 1,274,000 in 2001 as compared $910,000 in 2000. The primary cause for this increase was adding staff for the NASA projects as well as development of conversational interface technology. Gross profit as a percent of sales decreased from 41% in 2000 to 8% in 2001.

General and administrative expenses decreased by $142,000 to $402,000 in 2001 as compared to $544,000 in 2000. The causes for this decrease were lower salary and related fringe benefits as salaries were reduced for many personnel and in some cases, were foregone. Selling and administrative expenses as a percentage of sales decreased from 35% in 2000 to 29% in 2001.

Gain on sale of securities decreased from 2000 to 2001 due to Stek, Ltd. the Company's wholly owned Caymanian subsidiary, sold approximately 20,000 shares (1.33%) of SEGOES, Ltd. with net proceeds to the Company of approximately $28,000 in January 2000.

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

Net interest expense increased by $5,000 to $47,000 from $42,000 due to increased borrowings during 2001 and a decrease in interest income.

During 2001, the Company successfully negotiated with three vendors to forgive the Company's indebtedness to them. These forgiven debts have been recorded as extraordinary items of $733,000 net of income tax benefits of $249,000. During 2000, the Company also successfully negotiated with a vendor the forgiveness of $74,000 of indebtedness less an income tax benefit of $25,000. This transaction was also recorded as an extraordinary item in 2000.

Financial Condition and Liquidity

The Company's primary need for capital will be to invest in computer software development. As of December 31, 2001, the Company's working capital deficit was $418,000, compared to a deficit of $773,000 at December 31, 2000. This decrease in working capital deficit is primarily due to earnings of $399,000 in 2001 due to the forgiveness of indebtedness. During March 2002, the Company received an unsecured $35,000 line of credit from a bank.

In addition, the Company is currently seeking an equity infusion of $750,000 to support its development and marketing of CI technologies.

The Company believes that new sales provided by the development of conversational interface technologies, the continued development of new products and an equity infusion should provide the Company with sufficient working capital to fund its needs for 2002. However, there can be no assurance these activities will be successful. The Company continues to explore alternative options to reduce its debt obligations, which could also increase the Company's financial stability. During January 2002, the Company reached an agreement with a noteholder whereby the noteholder would forgive $157,691 of a note together with $9,081 of accrued interest in exchange for $10,000 in cash and 100,000 shares of common stock. This item will be recorded as an extraordinary item during the first quarter of 2002.

The preparation of these financial statements requires that the Company adopt and follow certain accounting policies. Certain amounts presented in these financial statements have been determined based upon estimates and assumptions. Although the Company believes that these estimates and assumptions are reasonable, actual results could differ.

The Company has included below a discussion of the critical accounting policy it believes is affected by the more significant judgements and estimates used in the preparation of the financial statements, how such policies are applied and how results differing from these estimates and assumptions would affect the amounts presented in the financial statements. Other accounting policies also have a significant effect on the financial statements. Some of these policies also require the use of estimates and assumptions and are discussed in the Summary of Accounting Policies in the Consolidated Financial Statements.

Developed Computer Software: Software development costs, when significant, are capitalized subsequent to the establishment of technological feasibility for the product and prior to the general release of the product to customers. If actual market conditions for the sale of the products are less favorable than those anticipated by management, potential write-downs of capitalized costs may be required.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has a significant working capital deficit, and requires additional capital to continue its product development. Accordingly, the Company's independent public accountants have included a modification in their report on the Company's financial statements for the year ended December 31, 2001 and 2000 discussing the Company's ability to continue as a going concern. Management believes the Company will continue as a going concern and is actively marketing its products to enable the Company to meet its current obligations and provide additional funds for continued new product development. In addition, management is currently negotiating several additional contracts for its services and products. Management is also embarking on other strategic initiatives to expand its business opportunities (see Business- Conversational Interface). However, there can be no assurance these activities will be successful.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. This SFAS requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. This SFAS also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. This SFAS applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Also, this SFAS requires that the Company reclassify the carrying amounts of goodwill and other intangible assets based on the criteria of this SFAS. The Company anticipates the implementation of this standard will not have an impact on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This SFAS requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, the SFAS requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. The SFAS is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. The Company anticipates that the implementation of this standard will not have an impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company anticipates this standard will not have a material impact on its financial position or results of operations.

Item 7.  Financial Statements

Section                                                                                          Page Number
Report of Independent Certified Public Accountants .........................................          18

Consolidated Balance Sheets as of December 31, 2001 and 2000 ...............................       19-20

Consolidated Statements of Operations for the years ended December 31, 2001 and 2000........          21

Consolidated Statements of Capital Deficit for the years
    ended December 31, 2001 and 2000 .......................................................          22

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000........          23

Summary of Accounting Policies .............................................................       24-26

Notes to Consolidated Financial Statements .................................................       27-32


Item 8.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names and offices held by all directors and executive officers of the Company for the year ended December 31, 2001, and to the date hereof, and the year since which each such director or executive officer has served in their respective positions.

      Name                                  Position Held                      Date of Election or Designation
------------------                  -------------------------------------   -------------------------------------
James C. Knapp                      Chairman of the Board of Directors                    1986

Stephen J. Markee                   President and Chief Executive Officer                 1985
                                    And Director                                          1986

Dale H. Wierenga                    Chief Financial Officer                               2002

Paul A. Bertoldi                    Vice President Systems Development                    1989

Dr. William A. Fitzgerald           Chief Technology Officer                              2000

Term of Office

The terms of office of the current directors and executive officers shall continue until their replacements are duly qualified and elected.

Business Experience

James C. Knapp, Chairman: Mr. Knapp, one of I/NET's initial founders, is 51
------------------------
years of age, and received a BBA Degree from the University of Maryland in 1972. He began his computer education at the age of 15 in a special program sponsored by IBM, and served in the United States Air Force as a teacher for missile computer guidance systems. He has been listed in the ACR Directory of Top Computer Executives since 1981, and was inducted into the "Who's Who in the Computer Industry" in 1990. His efforts in digital imaging and voice recognition have been recognized internationally. Mr. Knapp has been a featured speaker at the Massachusetts Institute of Technology and the Harvard Business School. He is also an international speaker on Internet security.

Stephen J. Markee, President and CEO: Mr. Markee is 56 years of age. He received
------------------------------------
a BS Degree from Ferris State University in 1970 and an MBA from Western Michigan University ("WMU") in 1971. He is a licensed certified public accountant in the state of Michigan. Mr. Markee served in the United States Army during the Viet Nam conflict, and was decorated and medically retired in 1968. After completing his education, he served as assistant Auditor General for the State of Michigan before joining WMU as Director of Internal Auditing in 1976. While at WMU, he also taught accounting classes in the MBA program. He then changed directions, from public to private sector, as Vice President of Planning and Control for a division of Standex International Corporation, where he was responsible for information systems, accounting, and human resources. He joined I/NET in 1985 as President and CEO. He has guided I/NET to a successful equity partnership with IBM, and engineered the sale of intellectual property rights to IBM. Mr. Markee has served on the Board of Directors of the Kalamazoo County Chamber of Commerce, Chairman of the Kalamazoo County Convention and Visitors Bureau, Past President of the local chapter of the Institute of Management Accountants, and President of the Parchment Schools Foundation. He is a frequent speaker to civic and business groups, and has appeared on the Financial News Network ("FNN").

Dale H. Wierenga, Chief Financial Officer: Mr. Wierenga is 56 years of age. He
-----------------------------------------
received his BBA from Western Michigan University. He joined I/NET in 1994 as a project manager following 25 years in public accounting most recently as a partner in the Entrepreneurial Practices area with Ernst & Young. He has held various civic leadership roles including Chairmanships of the Kalamazoo County Chamber of Commerce and the Kalamazoo County Convention and Visitors Bureau.

Paul A. Bertoldi, Vice President, Systems Development: Mr. Bertoldi is 39 years
-----------------------------------------------------
of age. He has received BBA and MBA degrees from WMU. He graduated magna cum laude and was named a Presidential Scholar as one of the top undergraduates of WMU. Since becoming one of I/NET's first employees, Mr. Bertoldi has helped design the architecture of state-of-the-art imaging and voice recognition systems in the field of real estate, medical imaging, and document imaging. Mr. Bertoldi is currently involved in the development of web site consulting and Internet computer software products. He is an active member in various professional organizations.

Dr. William A. Fitzgerald, Chief Technology Officer: Dr. Fitzgerald is 45 years
---------------------------------------------------
of age. He received his Ph.D. in computer sciences from Northwestern University's Institute for Learning Sciences. Dr. Fitzgerald joined I/NET in September 2000 from after spending the previous four years at Neodesic, a Chicago-based company which developed a system to support the rapid growth of online communities and hubs. As vice-president of research and development at that company, he also directed projects in natural language understanding, intelligent control and smart web sites. He worked extensively on research for the National Aeronautics and Space Administration (NASA), specializing in the areas of complex event recognition and intelligent information workbenches. He has published extensively in these areas.

Family Relationships

With the exception that Mr. Bertoldi is married to the sister of Mr. Knapp, there are no family relationships between any directors or executive officers of the Company.

Item 10.  Executive Compensation

Cash Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated.

  ----------------------------------------------
  SUMMARY COMPENSATION TABLE

  ----------------------------------------------
  Name and            Year Ended       Salary
  Principal Position  Dec. 31
  ----------------------------------------------
  Stephen J. Markee      2001         $ 78,125
    President, CEO,      2000         $125,530
    and Director         1999         $125,680
  ----------------------------------------------

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

At December 31, 2001, 5,000,000 shares of common stock are reserved for the incentive stock option plan and 85,000 options were vested and exercisable at prices ranging from $.24 to $2.50 per share. The remaining weighted average contractual life of these options is six years. An additional 1,980,000 options outstanding are not vested and have a remaining contractual life of nine years.

Pension Plan

The Company has a profit sharing and defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations in 2001 or 2000.

Compensation of Directors

The Company's directors are not compensated for serving on the Board.

Employment Contracts

There are no employment contracts for any employees or officers as of December 31, 2001.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on its review of Forms 3, 4 and 5 furnished to it, the Company believes that each director, officer and beneficial owner of 10% or more of the Company's stock made all required filings under Section 16(a) of the Exchange Act during 2001.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the share holdings of the Company's directors and executive officers and those persons or entities who own more than 5% of the Company's outstanding common stock as of December 31, 2001.

                                                      Amount and Nature of
            Name                 Address              Beneficial Ownership        Percent of Class
----------------------------------------------------------------------------------------------------
   James C. Knapp          Grand Cayman Islands             5,417,719                 16%

   Stephen J. Markee       Richland, MI                     6,142,743                 18%

   Paul A. Bertoldi        Kalamazoo, MI                      410,699                  2%

   Dale H. Wierenga        Kalamazoo, MI                      215,000                  1%

   William A. Fitzgerald   Kalamazoo, MI                       56,500*                 0%
                                                           ----------                 --

All directors and officers as a group                      12,242,661                 37%
                                                           ==========                 ==

* Includes 50,000 exercisable stock options as of December 31, 2001.

Item 12.   Certain Relationships and Related Transactions

James C. Knapp, Chairman of the Board of Directors, and Stephen J. Markee, President, CEO have loaned the Company funds for working capital. These funds are provided at an interest rate of 8%. The balance outstanding at December 31, 2001 was $385,548. At December 31, 2001, the Company owed $91,448 plus accrued interest of $56,000 to Mr. Knapp and $294,100 plus accrued interest of $125,000 to Mr. Markee. These loans are secured by all of the Company's assets. With the exception of this transaction, there were no material transactions to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest during the last two calendar years ended December 31, 2001 and 2000.

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

The Company faces the challenge of rapid technological change and competition. Rapid change, uncertainty due to new and emerging technologies, and market competition characterize the software industry, which means that I/NET's market position is always at risk. I/NET's ability to satisfy customer requirements and to develop and introduce new products and achieve market acceptance is a challenge, which the Company must continue to meet.

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

                                             I/NET, Inc.


Date:  March 25, 2002               By:      /s/ Stephen J. Markee
                                             -----------------------------------
                                             Stephen J. Markee, Director
                                               President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  March 25, 2002               By:      /s/ Stephen J. Markee
                                             -----------------------------------
                                             Stephen J. Markee, Director
                                               President and CEO


Date:  March 25, 2002               By:      /s/ Dale H. Wierenga
                                             -----------------------------------
                                             Dale H. Wierenga
                                             Chief Financial Officer

                                   I/NET, Inc.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                        Consolidated Financial Statements
                     Years ended December 31, 2001 and 2000

                                                                     I/NET, Inc.

                                    Contents

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

      Report of Independent Certified Public Accountants                    18


      Financial Statements:

               Consolidated Balance Sheets                             19 - 20

               Consolidated Statements of Operations                        21

               Consolidated Statements of Capital Deficit                   22

               Consolidated Statements of Cash Flows                        23

      Summary of Accounting Policies                                   24 - 26


      Notes to Consolidated Financial Statements                       27 - 32

Report of Independent Certified Public Accountants

Board of Directors
I/NET, Inc.
Kalamazoo, Michigan

     We have audited the accompanying consolidated balance sheets of I/NET, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, capital deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of I/NET, Inc. at December 31, 2001, and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Kalamazoo, Michigan                         /s/ BDO SEIDMAN, LLP
                                            ------------------------------------
March 25, 2002                              Certified Public Accountants

---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------

December 31,                                                             2001        2000
---------------------------------------------------------------------------------------------

Assets (Notes 1 and 2)


Current:

         Cash and cash equivalents                                    $   6,570   $ 88,693

         Trade Receivables (Note 4)                                     104,004    156,457

         Prepaid Expense                                                      -     17,500

         Deposit                                                          3,090          -


---------------------------------------------------------------------------------------------


Total Current Assets                                                    113,664    262,650


Office Furniture and Equipment,
         Less accumulated depreciation of $32,814 and $36,524             8,756     18,754

Intellectual Property,
         Less accumulated amortization of $12,596 in 2001                18,397          -


---------------------------------------------------------------------------------------------


                                                                      $ 140,817   $281,404


=============================================================================================

                                                                     I/NET, Inc.

Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------

December 31,                                                                    2001             2000
-----------------------------------------------------------------------------------------------------------
Liabilities and Capital Deficit

Current Liabilities:
         Accounts payable                                                $      62,421     $       1,922
         Accruals:
              Interest                                                         185,768           193,803
              Commissions (Note 3)                                                   -           258,000
              Other                                                              7,400                 -
         Advances from stockholders (Note 1)                                    95,500            95,500
         Current maturities of long-term debt (Notes 2 and 3)                  181,000           486,000

-----------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                      532,089         1,035,225

Long-term Debt, less current maturities (Notes 2 and 3)                        266,739           403,304

-----------------------------------------------------------------------------------------------------------

Total Liabilities                                                              798,828         1,438,529

-----------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 6, 7, 11 and 13)

Capital Deficit (Note 8):
         Common stock, $.001 par value - shares authorized
              50,000,000: issued and outstanding 32,075,509 in 2001
              and 31,182,652 in 2000                                            32,076            31,183
         Additional paid-in capital                                         12,015,661        11,916,554
         Deficit                                                           (12,705,748)      (13,104,862)

-----------------------------------------------------------------------------------------------------------
Total Capital Deficit                                                         (658,011)       (1,157,125)

-----------------------------------------------------------------------------------------------------------

                                                                         $     140,817     $     281,404

===========================================================================================================

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                     I/NET, Inc.

Consolidated Statements of Operations

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Year ended December 31,                                                    2001                   2000
-----------------------------------------------------------------------------------------------------------
Revenues (Note 4)                                                       $ 1,389,197           $ 1,542,685

Cost of Revenues                                                          1,273,754               909,961

-----------------------------------------------------------------------------------------------------------
         Gross profit                                                       115,443               632,724

Selling, General, and Administrative Expenses                               402,217               544,239

Loss on writedown of investments (Note 9)                                         -              (209,000)
-----------------------------------------------------------------------------------------------------------

         Loss from operations                                              (286,774)             (120,515)

Interest Expense - net of interest income of $768 in 2001
         and $15,789 in 2000                                                 46,712                42,114

Gain on sale of securities (Note 9)                                               -                28,199
-----------------------------------------------------------------------------------------------------------

         Loss before Extraordinary Item and Income Taxes                   (333,486)             (134,430)

Income Tax Benefit (Note 5)                                                 249,000                25,000
-----------------------------------------------------------------------------------------------------------

         Loss before Extraordinary Item                                     (84,486)             (109,430)

Extraordinary Item:
         Gain on extinguishment of debt, net of tax (Note 3)                483,600                48,975

Net Earnings (Loss)                                                     $   399,114           $   (60,455)


===========================================================================================================

Net Earnings per Share- Basic and Diluted (Note 12)
         Net Earnings before extraordinary item                         $       .00           $       .00
         Extraordinary item                                             $       .01           $       .00
         Net Earnings                                                   $       .01           $       .00


===========================================================================================================

Average Number of Basic Common Shares Outstanding (Note 12)              32,075,509            31,106,401

Average Number of Diluted Common Shares Outstanding (Note 12)            32,075,509            31,106,401

===========================================================================================================

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                     I/NET, Inc.

Consolidated Statements of Capital Deficit
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------


                                             Common Stock            Additional
                                             ------------             Paid in
--------------------------------------------------------------------------------------------------------------
                                        Shares          Amount         Capital        Deficit          Total
                                        ------          ------         -------        -------          -----
Balance, January 1, 2000               31,037,652        $31,038     $11,886,674   $(13,044,407)   $(1,126,695)

         Net loss for the year                  -              -               -        (60,455)       (60,455)

         Issuance of stock (Note 10)      145,000            145          29,880              -         30,025

--------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000             31,182,652         31,183      11,916,554    (13,104,862)    (1,157,125)

         Net earnings for the year              -              -               -        399,114        399,114

         Issuance of stock for cash       892,857            893          99,107              -        100,000

--------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001             32,075,509        $32,076     $12,015,661   $(12,705,748)   $  (658,011)

--------------------------------------------------------------------------------------------------------------

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                     I/NET, Inc.

Consolidated Statements of Cash Flows

---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
Year ended December 31,                                         2001      2000

---------------------------------------------------------------------------------
Operating Activities

         Net earnings (loss)                                  399,114   $ (60,455)
         Depreciation and amortization.                        40,094      26,028
         Gain on sale of securities (Note 9)                        -     (28,199)
         Loss on writedown of investments                           -     209,000
         Extraordinary item:
              Gain on extinguishment of debt (Note 3)        (732,600)    (73,975)
         Changes in assets and liabilities:
              Receivables                                      52,453      (1,204)
              Deposits                                         (3,090)          -
              Accounts payable                                 60,499     (15,696)
              Accruals                                         43,486      (3,730)

---------------------------------------------------------------------------------
Cash Provided by (Used In) Operating Activities              (140,044)     51,769

---------------------------------------------------------------------------------
Investing Activities

         Proceeds from sale of securities (Note 9)                  -      28,199
         Capital expenditures                                 (30,993)    (15,695)

---------------------------------------------------------------------------------
Cash Provided by (Used In) Investing Activities               (30,993)     12,504

---------------------------------------------------------------------------------
Financing Activities

         Proceeds from issuance of common stock               100,000           -
         Proceeds from issuance of notes to stockholders       36,000           -
         Principal payments on long-term debt                 (27,686)   (109,067)
         Principal payments on notes to stockholders          (19,400)    (38,194)

---------------------------------------------------------------------------------
Cash Provided by (Used In) Financing Activities                88,914    (147,261)

---------------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents                         (82,123)    (82,988)

Cash and Cash Equivalents, beginning of year                   88,693     171,681

---------------------------------------------------------------------------------
Cash and Cash Equivalents, end of year                        $ 6,570    $ 88,693

---------------------------------------------------------------------------------

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

Description of the Business    The Company operates in one segment consisting of
                               software development and Internet consulting services. The Company does not operate based upon product lines but as one business unit. Its major customers in 2001 were International Business
                               Machines Corporation (IBM) and the National
                               Aeronautics and Space Administration.(NASA) (See
                               Note 4).

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

Office Furniture, Equipment,   Office furniture and equipment are stated at
and Depreciation               cost. Depreciation is computed principally by
                               the straight-line method for financial reporting purposes and by accelerated methods for tax purposes over the estimated useful lives of the assets ranging from three to seven years.

Intellectual Property          Purchased intellectual property is stated at
                               cost. Amortization is computed by the
                               straight-line method over the estimated useful life of twenty-four months.

Developed Computer Software    Software development costs and certain product
                               enhancements, when significant, are capitalized subsequent to the establishment of technological feasibility for the product and prior to the products general release to customers.

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

                                                                     I/NET, Inc.

Summary of Accounting Policies

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Fair Value of Financial       The Company's financial instruments consist of
Instruments                   cash, receivables, notes payable, accounts
                              payable and long-term debt. Due to the short-term nature of the items, other than long-term debt, and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at December 31, 2001.

Revenue Recognition           Revenues for the sale of the Company's Internet
                              products are recognized when the customer has accepted the product. The Company records its revenues from consulting contracts on a monthly basis as amounts are invoiced for time and expenses incurred.

Earnings (Loss) Per Share     Basic earnings (loss) per share includes no
                              dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options and warrants.

New Accounting                In June 2001, the Financial Accounting Standards
Pronouncements                Board (FASB) issued Statement of Financial
                              Accounting Standards (SFAS) No. 141, Business
                              Combinations. This SFAS requires the use of the purchase method of accounting and prohibits the use of the pooling-of- interest method of accounting for business combinations initiated after June 30, 2001. This SFAS also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. This SFAS applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. Also, this SFAS requires that the Company reclassify the carrying amounts of goodwill and other intangible assets based on the criteria of this SFAS. The
                              Company anticipates the implementation of this standard will not have an impact on its financial position or results of operations.

                              In June 2001, the FASB issued SFAS No. 142,
                              Goodwill and Other Intangible Assets. This SFAS requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, the SFAS requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. The SFAS is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. The Company anticipates that the implementation of this standard will not have an impact on its financial position or results of operations.

                                                                     I/NET, Inc.

Summary of Accounting Policies

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                              In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long -Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company anticipates this standard will not have a material impact on its financial position or results of operations.

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

                                                                     I/NET, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


1. Short-term Advances   Advances from stockholders consist of:
   from Stockholders

                         December 31,                                    2001                2000
                         -----------------------------------------------------------------------------
                         Non-interest bearing notes payable to
                         stockholders, due on demand                  $  13,500           $  13,500

                         Stockholders' advances bearing
                         interest at 8%, due on demand and secured
                         by all the Company's assets                     82,000              82,000

                         -----------------------------------------------------------------------------

                                                                      $  95,500           $  95,500

======================================================================================================

2. Long-term Debt        Long-term debt consists of:

                         December 31,                                    2001                2000
                         -----------------------------------------------------------------------------
                         Notes payable to vendors (see below)         $ 157,691           $ 615,856

                         Notes payable to stockholders,
                         bearing interest at 8%, due in
                         December 2002 and 2003, secured by all
                         the Company's assets                           290,048             273,448

------------------------------------------------------------------------------------------------------

                                                                        447,739             899,304
                         Less current maturities                        181,000             486,000

------------------------------------------------------------------------------------------------------

                         Total Long-term Debt                         $ 266,739           $ 403,304

======================================================================================================

                                                                     I/NET, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Note Payable to Vendors             An unsecured note in the amount of $157,691
                                    was due in monthly installments of 5% of the previous month's cash receipts (as defined) but at a minimum rate of $10,000 bi-monthly and bears interest at the prime rate plus 2%
                                    (effectively 6.75% at December 31,2001).
                                    This note is classified as a current
                                    liability. During the first quarter of 2002, the Company successfully negotiated the extingquishment of this note together with related accrued interest for $10,000 in cash and 100,000 shares of its common stock.

                                    Aggregate maturities of long-term debt
                                    assuming repayment of stockholders' advances
                                    (Note 1) and notes are as follows:

                                           2002                    $276,000
                                           2003                    $267,000

3. Extinguishment of Debt           During 2001, the Company reached agreements
                                    with various debt holders.

                                    A distributor agreed to forgive the Company of $258,000 of commissions due them.

                                    The Company also reached agreements with note holders whereby the note holders forgave $430,000 of indebtedness together with $44,000 of accrued interest.

                                    The forgiveness of debt in 2001 resulted in extraordinary gains of $483,600, net of income taxes of $249,000.

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

                                                                     I/NET, Inc.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

4.   Major Customers                The Company provided Internet products, web
                                    site consulting services and support
                                    services and contract services to two major customers totaling $906,000 for the year ended December 31, 2001. In 2000, the
                                    Company provided the same types of services totaling $1,321,000 to three major customers. These major customers accounted for 45% and 20% of the Company's revenue in 2001 and 61%, 13% and 12% in 2000.

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

                                    Significant components of the Company's
                                    deferred tax assets are as follows:

--------------------------------------------------------------------------------------------------------------
                                    December 31,                                    2001                2000
--------------------------------------------------------------------------------------------------------------
                                    Deferred Tax Assets:

                                    Net operating loss carryforward             $2,914,000         $ 3,042,000
                                    Reserves                                             -             159,000

--------------------------------------------------------------------------------------------------------------
                                    Total Deferred Tax Assets                    2,914,000           3,201,000

                                    Valuation Allowance                         (2,914,000)         (3,201,000)

--------------------------------------------------------------------------------------------------------------
                                                                                $        -         $         -

--------------------------------------------------------------------------------------------------------------

                                    As of December 31, 2001, the Company had net operating loss carryforwards of approximately $8,561,000 available to reduce future taxable income. These carryforwards expire from 2003 through 2011.

                                    Income tax expense of $249,000 and $25,000 for the years ended December 31, 2001 and 2000, respectively, was recognized in conjunction with the extraordinary items. Corresponding income tax benefits from operations of like amounts were recorded. The income tax benefits varied from the statutory rate due to the valuation allowance listed above.

                                                                     I/NET, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

6.   Employee Benefit Plan          The Company has a profit sharing and defined
                                    contribution pension plan covering
                                    substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions.
                                    All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations in
                                    2001 or 2000.

7.   Operating Lease                The Company leases its facilities and
                                    certain equipment under non-cancelable
                                    operating leases. Management expects that in the normal course of business, leases will be renewed or replaced with other leases.
                                    Rental expense under these leases was
                                    approximately $120,000 and $103,000 for each of the years ended December 31, 2001 and 2000. Future minimum annual lease payments subsequent to December 31, 2001 are as follows:

                                             2002                    $ 66,000
                                             2003                    $ 32,000
                                             2004                    $  2,000

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

                                                                                Option Price       Weighted Average
                                                               Shares             Per Share         Price Per Share
------------------------------------------------------------------------------------------------------------------------
                                    January 1, 2000              65,000          $ .29-2.50             $  .80

                                      Granted September
                                        2000                    250,000                 .24                .24

------------------------------------------------------------------------------------------------------------------------
                                    December 31, 2000           315,000          $ .24-2.50             $  .36

                                    Granted January
                                            2001              1,750,000                 .07                .07
------------------------------------------------------------------------------------------------------------------------

                                    December 31, 2001         2,065,000          $.07-$2.50             $  .11

------------------------------------------------------------------------------------------------------------------------

                                                                     I/NET, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    At December 31, 2001, 5,000,000 shares of common stock were reserved for the incentive stock option plan and 85,000 options were vested and exercisable at prices ranging from $.24 to $2.50 per share. The remaining weighted average contractual life on these options is six years. The remaining 1,980,000 options were not vested and have a remaining contractual life of nine years.

                                    Under SFAS No. 123, "Accounting for Stock
                                    Based Compensation", the Company is required to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for the grants in 2001 and 2000: expected volatility of 90 percent-risk free interest rate of 5.1 percent and an expected option life of 7.2 years. Net earnings (loss) for 2001 and 2000 would not have been materially affected. The fair value of the options granted during 2001 was $.04 per share and the fair value of the options granted during 2000 was $.24 per share.

                                    As permitted by SFAS No. 123, the Company has elected to continue following the guidance of Accounting Principals Board
                                    (APB) Opinion No. 25, Accounting for Stock
                                    Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized in either 2001 or 2000 for the Company's option plan.

9. Investments                      During August 2000, the Company discharged a
                                    customer from $209,000 of indebtedness and also assigned that customer certain proprietary computer technology, software and a trademark for products known as Career/NET and HR Department. In exchange for this discharge and assignment, the Company received 2,000,000 shares (18% interest) each in common stock or units in two privately held entities. These entities provide web-based resume tracking solutions and career boards and were working towards raising additional capital to fund expansion and growth. During the third quarter of 2000, the raising of additional capital was suspended due to deteriorating market conditions for such fund raising. The
                                    Company determined that it was appropriate to write down these investments to their net realizable value at that time.

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

                                                                     I/NET, Inc.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

10. Supplemental Disclosure of      Interest paid for the years ended December
Cash Flow Information               31, 2001 and 2000, was $11,000 and $27,000,
                                    respectively. The Company paid no income taxes during 2001 and 2000.

                                    Non-cash investing and financing activities are summarized as follows:

                                    Forgiveness of indebtedness in the amount of $74,000 in exchange for 25,000 shares of common stock in April 2000 and issuance of 120,000 shares of common stock in exchange for public relations and related consulting services in August 2000 of $30,000.

11.  Contingencies                  The Company is not involved in any legal
                                    actions arising from the normal course of business.

12.Earnings (Loss) Per Share        A reconciliation of shares used in
                                    calculating basic and diluted earnings
                                    (loss) per share follows:

                                    Year ended December 31,                        2001                2000
---------------------------------------------------------------------------------------------------------------
                                    Basic                                       32,075,509          31,106,401

---------------------------------------------------------------------------------------------------------------
                                    Diluted                                     32,075,509          31,106,401

---------------------------------------------------------------------------------------------------------------

                                    For 2001 and 2000, options to purchase
                                    15,000 shares of common stock at $2.50,
                                    options to purchase 50,000 shares of common stock at $.29 and options to purchase 250,000 shares of common stock at $.24 were not included in the computation of diluted loss per share as they were anti-dilutive. For 2001, options to purchase an additional 1,750,000 shares of common stock at $.07 were not included in the computation of diluted earnings per share as they were anti-dilutive.

13.  Continued Existence            The Company's financial statements have been
                                    presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has a significant working capital deficit, and requires additional capital to continue its product development. Management believes the Company will continue as a going concern and is actively marketing its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development.
                                    Management has negotiated settlements of all of its non-current indebtedness to vendors, which has improved its working capital position and cash flows. In addition, management has secured an unsecured line of credit in the amount of $35,000 and is negotiating several additional contracts for its services and products. Management is also embarking on other strategic initiatives to expand its business opportunities. However, there can be no assurance these activities will be successful.