Form 10QSB
period 2002-03-31
I NET INC
filed 2002-05-01
CIK 789860

                                 United States

                     Securities and Exchange Commission

                           Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the transition period from ___________________________ to __________________


                         Commission File No. 0-23806
                                             -------
                                  I/NET, INC.
                                  -----------
           (Exact Name of Small Business Issuer as specified in its Charter)
           -----------------------------------------------------------------

         Delaware                                              87-0046720
         ----------------------------------------------------------------
(State or Other Jurisdiction of                          (IRS Employer I.D. No.)
Incorporation or Organization)

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

                                            Yes  X            No __


State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 32,180,509 as of March 31, 2002

Transitional Small Business Disclosure Format (check one)

                                            Yes               No X

ITEM 1.  FINANCIAL STATEMENTS

                                   I/NET, Inc.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  March 31, 2002
Assets (Notes 2 and 3)
         Current Assets

         Cash                                                                                                           $5,588
         Trade Receivables                                                                                              70,915
          Deposits                                                                                                       3,090
                                                                                                                   ------------
                                                                                                                        79,593

         Office Furniture and Equipment, Net of
                  Accumulated Depreciation of  $9,939                                                                    5,756

         Intellectual Property, Net of
                  Accumulated Amortization of $16,538                                                                   14,455
                                                                                                                   ------------
         Total Assets                                                                                                  $99,804
                                                                                                                   ------------
                                                                                                                   ------------
Liabilities and Capital Deficit
         Current Liabilities
         Bank Line of Credit (Note 1)                                                                                  $15,000
         Accounts Payable                                                                                               72,061
         Accrued Interest                                                                                              188,088
         Advances from Stockholders (Note 2)                                                                           126,700
                                                                                                                   ------------
         Total Current Liabilities                                                                                     401,849
         Long-term Debt (Note 3)                                                                                       266,448
                                                                                                                   ------------

         Total Liabilities                                                                                             668,297



Capital Deficit

         Common Stock $.001 par value; Authorized 50,000,000 Shares:

         Issued and Outstanding 32,180,509                                                                              32,181
         Additional Paid in Capital                                                                                 12,016,006
         Deficit                                                                                                   (12,616,680)
                                                                                                                   ------------
         Total Capital Deficit                                                                                        (568,493)
                                                                                                                   ------------
         Total Liabilities and Capital Deficit                                                                         $99,804
                                                                                                                   ------------
                                                                                                                   ------------


See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

                                   I/NET, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Three Months Ended
                                                                                                      ------------------
                                                                                                   March 31,        March 31,
                                                                                                     2002             2001
                                                                                                   ---------        ---------

Revenues                                                                                            $280,912          $381,168

Cost of Revenues                                                                                     278,281           332,458
                                                                                                    --------          --------

         Gross Profit                                                                                  2,631            48,710

Selling, General, and Administrative Expenses                                                         58,865           160,015
                                                                                                     -------           -------

         Loss from Operations                                                                        (56,234)         (111,305)

Interest Expense-net of interest income                                                              (11,372)           (9,894)
                                                                                                     --------          --------

         Loss before Extraordinary Item and Income Taxes                                             (67,606)         (121,199)

Income Tax Benefit (Note 4)                                                                           53,000              -
                                                                                                      -------          --------

         Loss before Extraordinary Item                                                              (14,606)         (121,199)

Extraordinary Item:
         Gain on extinguishment of debt, net of tax (Note 4)                                         103,672              -
                                                                                                     --------         ---------


         Net Earnings (Loss)                                                                         $89,066         $(121,199)
                                                                                                     --------        ----------
                                                                                                     --------        ----------

Net Earnings (Loss) per Share-Basic and Diluted                                                         $-               $-
                                                                                                     --------        ----------
                                                                                                     --------        ----------


Average Number of Basic Common Shares Outstanding                                                 32,100,926        31,217,057
                                                                                                  ----------        ----------
                                                                                                  ----------        ----------

Average Number of Diluted Common Shares Outstanding                                               32,100,926        31,217,057
                                                                                                  ----------        ----------
                                                                                                  ----------        ----------


See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

                                   I/NET, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Three Months Ended
                                                                                                      ------------------
                                                                                                   March 31,        March 31,
                                                                                                     2002             2001
                                                                                                   ---------        ---------
Operating Activities

         Net Earnings (Loss)                                                                         $89,066         $(121,199)
         Depreciation and Amortization                                                                 6,942            11,542
         Extraordinary item:
                  Gain on extinguishment of debt (Note 4)                                           (156,672)             -
         Changes in Assets and Liabilities

                  Trade Receivables                                                                   33,089           (61,395)
                  Other                                                                                  -              (4,345)
                  Accounts Payable and Accruals                                                        3,643            65,758
                                                                                                     --------          --------
Cash Used In Operating Activities                                                                    (23,932)         (109,639)

Investing Activities

         Other Investing Activities                                                                      -             (25,000)
                                                                                                     --------          --------

Cash Used In Investing Activities                                                                        -             (25,000)

Financing Activities

         Borrowings against Line of Credit (Note 1)                                                   15,000              -
         Issuance of Common Stock                                                                        350           100,000
         Principal Payments on Notes to Stockholders                                                 (12,400)           (7,000)
         Proceeds from issuance of Notes to Stockholders                                              20,000              -
         Principal Payments on Long-term Debt                                                            -             (21,615)
                                                                                                     --------          --------

Cash Provided By Financing Activities                                                                 22,950            71,385

Decrease in Cash and Cash Equivalents                                                                   (982)          (63,254)

Cash and Cash Equivalents, Beginning of Period                                                         6,570            88,693
                                                                                                     --------          --------

Cash and Cash Equivalents, End of Period                                                              $5,588           $25,439
                                                                                                     --------          --------
                                                                                                     --------          --------

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

                                                                     I/NET, Inc.

Summary of Accounting Policies

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Basis of Presentation       The condensed  consolidated  financial statements
                            included herein have been prepared by I/NET, Inc.
                            (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 annual report on Form 10-KSB.

                            In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. All such adjustments are of a normal and recurring nature.

                            The condensed consolidated financial statements include the accounts of I/NET, Inc. (a Delaware Corporation), and its wholly owned subsidiary I/NET, Inc. (a Michigan Corporation), and its wholly owned subsidiary, Stek, Ltd. (a Caymanian corporation). I/NET, Inc. (Delaware) is not active, therefore the consolidated financial statements presented within are those of I/NET, Inc. (Michigan) and Stek, Ltd. Stek was formed to receive and hold shares of SEGOES, Ltd. (a privately held Caymanian corporation). These shares were earned for the successful completion of the development, installation and operation of the SEGOES web site, an Internet-based offshore asset management and trading system.

Description of the Business The Company operates in one segment consisting of software development and Internet consulting services. The Company does not operate based upon product lines but as one business unit. Its major customers are International Business Machines Corporation (IBM) and the National Aeronautics and Space Administration (NASA).

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

     See accompanying notes to condensed consolidated financial statements.

                                                                     I/NET, Inc.

Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

1. Line of Credit                   During March 2002, the Company obtained a
                                    $35,000 unsecured line of credit from a bank
                                    which expires in March 2005. The interest
                                    rate on this line is the prime rate (4.75%
                                    as of March 31, 2002) for the first six
                                    months and prime plus 3% subsequently. The
                                    Company had borrowed $15,000 under this line
                                    as of March 31, 2002.


2. Short-term Advances              Advances from stockholders as of March 31,
    from Stockholders               2002 consists of:
                                    Non-interest bearing notes payable to
                                    stockholders, due on demand                                      $  20,500

                                    Stockholders' advances bearing
                                    interest at 8%, due on demand and secured
                                    by all the Company's assets                                        106,200
                                                                                                     ---------

                                                                                                     $ 126,700
                                                                                                     ---------
                                                                                                     ---------

3. Long-term Debt                   Long-term debt as of March, 31 2002 consists of:

                                    Notes payable to stockholders,
                                    bearing interest at 8%, due in
                                    December 2003, secured by all
                                    the Company's assets                                              $266,448
                                                                                                      --------
                                                                                                      --------




4. Extinguishment of Debt           During January 2002, the Company reached an
                                    agreement with a debt holder whereby the
                                    Company exchanged 100,000 of its common
                                    shares of stock and $10,000 in cash for the
                                    forgiveness of $167,000 of indebtedness.
                                    This forgiveness of indebtedness, less an
                                    income tax benefit of $53,000, has been
                                    treated as an extraordinary item for
                                    financial statement purposes.

5. Operating Leases                 The Company leases its facilities and
                                    certain equipment under non-cancelable
                                    operating  leases. Management expects that
                                    in the normal course of business, leases
                                    will be renewed or replaced with other
                                    leases. Rental expense under these leases
                                    was approximately $30,000 and $31,000 for
                                    the three-month periods ended March 31, 2002
                                    and 2001 respectively. Future minimum annual
                                    lease payments subsequent to March 31, 2002
                                    are as follows: 2002 $64,000, 2003 $25,000
                                    and 2004 $1,000.

                                                                     I/NET, Inc.

Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

6. Continued Existence            The Company's financial statements have been
                                  presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has a significant working capital deficit, and requires additional capital to continue its product development. Management believes the
                                  Company will continue as a going concern and is actively marketing its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development.
                                  Management has negotiated settlements of all of its non-current indebtedness to vendors, which has improved its working capital position and cash flows. In addition, management has secured an unsecured line of credit in the amount of $35,000 and is negotiating several additional contracts for its services and products. Management is also embarking on other strategic initiatives to expand its business opportunities. However, there can be no assurance these activities will be successful.

Item 2. Management's
Discussion and Analysis
or Plan of Operation
Results of Operations             Revenues for the three months ended March 31,
                                  2002  decreased  $100,000 to $281,000 compared
                                  to $381,000 for the three months ended
                                  March 31, 2001. When analyzed by product category, revenues of web site consulting services provided to IBM were $130,000 in the first quarter of 2002, as compared to $230,000 in 2001. During March 2002, the
                                  Company determined that it would scale back these consulting services as the profit margins on these services had eroded. In connection with the reduction in these services, the Company transferred a majority of its employees who were engaged in providing these services to another organization. The
                                  Company currently provides minimal web site services to IBM. Revenue from the Company's contracts with NASA provided revenue of $109,000 in the first quarter of 2002 as compared to $40,000 in 2001.

                                  Cost of revenues decreased by approximately
                                  $54,000 to $278,000 in 2002 as compared to
                                  $332,000 in 2001. The cause for this decrease was lower salary and related fringe benefits as salaries were reduced for many personnel and some personnel were terminated due to the expiration of the IBM contract.

                                  General and administrative expenses decreased by approximately $101,000 to $59,000 in 2002 as compared to $160,000 in 2001. The causes for this decrease were decreased professional fees and reduced or foregone salaries as noted above.

                                                                     I/NET, Inc.

Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Financial Condition                 The Company's primary need for capital will
and Liquidity                       be to invest in computer software
                                    development. As of March 31, 2002, the
                                    Company's working capital deficit was
                                    $322,000, as compared to a deficit of
                                    $833,000 at March 31, 2001. This decrease in working capital deficit is largely attributable to $890,000 of extinguished debt and related income tax benefits during 2002 and 2001.

                                    During March 2002, the Company obtained an unsecured $35,000 line of credit from a bank of which $15,000 was used as of March 31, 2002.

                                    In addition, the Company is currently
                                    seeking an equity infusion of $750,000 to support its development and marketing of conversational interface computer technologies. However, there can be no assurances that the Company will be able to obtain equity financing on acceptable terms, or at all.

                                    The Company believes that the continued
                                    development of new products, together with the possible equity infusion, should provide the Company with sufficient working capital to market its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development.

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

                                    The Company has included below a discussion of the critical accounting policy it believes is affected by the more significant judgements and estimates used in the preparation of the financial statements, how such policies are applied and how results differing from these estimates and assumptions would affect the amounts presented in the financial statements. Other accounting policies also have a significant effect on the financial statements. Some of these policies also require the use of estimates and assumptions and are discussed in the Summary of Accounting Policies in the Consolidated Financial Statements included in Form 10-KSB as of December 31, 2001.

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

                                                                     I/NET, Inc.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

"Safe Harbor" Provisions       Statements in this quarterly report that are
Under the Private              not historical facts are forward-looking
Securities Litigation          statements, which involve risks and uncertainties
Reform Act of 1995             that could affect the Company's results of
                               operations, financial position and cash flows.
                               Actual results may differ materially from those projected in the forward-looking statements, due to a variety of factors, some of which may be beyond the control of the Company. Readers should refer to the Company's annual report, which discusses these factors in additional detail.
                               Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

                           Part II- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On January 31, 2002, the Company issued 100,000 unregistered shares of its common stock and is scheduled to pay $10,000 to a debt holder for the forgiveness of $167,000 of indebtedness. The Company believes the issuance to be exempt from registration under Section 4(2) of the Securities Act.

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized.

I/NET, Inc.

Date: April 18, 2002

By:    /s/ Stephen J. Markee
       ---------------------
           Stephen J. Markee
           Director, President and CEO

By:    /s/ Dale H. Wierenga
       --------------------
           Dale H. Wierenga
           Chief Financial Officer