Form 10QSB
period 2002-06-30
I NET INC
filed 2002-08-14
CIK 789860

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended June 30, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from ______________ to _______________


                           Commission File No. 0-23806
                                              --------

                                   I/NET, INC.
                                   -----------
       (Exact Name of Small Business Issuer as specified in its Charter)
       -----------------------------------------------------------------

         Delaware                                           87-0046720
         --------                                         ---------------
(State or Other Jurisdiction of                       (IRS Employer I.D. No.)
Incorporation or Organization)

                           643 West Crosstown Parkway
                            Kalamazoo, Michigan 49008
                            -------------------------
                    (Address of Principal Executive Officers)
                    -----------------------------------------

                    Issuer's Telephone Number: (269) 344-3017

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

                                  June 30, 2002
                                  -------------

                                   32,320,509

            Transitional Small Business Disclosure Format (check one)

                                  Yes ___ No X
                                            ---

ITEM 1.  FINANCIAL STATEMENTS

                                   I/NET, Inc.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                      June 30, 2002
                                                                      -------------
Assets   (Notes 2 and 3)
         Current Assets
         Cash                                                          $     11,996
         Trade Receivables                                                   58,845
          Deposits                                                            3,090
                                                                       ------------
                                                                             73,931
         Office Furniture and Equipment, Net of
                  Accumulated Depreciation of $12,939                         2,756
         Intellectual Property, Net of
                  Accumulated Amortization of $20,480                        10,513
                                                                       ------------
         Total Assets                                                  $     87,200
                                                                       ============

Liabilities and Capital Deficit
         Current Liabilities
         Bank Line of Credit (Note 1)                                  $     34,500
         Accounts Payable                                                    88,360
         Accruals:
                  Interest to Stockholders                                  195,494
                  Other                                                      21,002
         Advances from Stockholders (Note 2)                                124,700
                                                                       ------------
         Total Current Liabilities                                          464,056
         Long-term Debt (Note 3)                                            266,448
                                                                       ------------
         Total Liabilities                                                  730,504

Commitments and Contingencies (Notes 5 and 6)

Capital Deficit
         Common Stock $.001 par value; Authorized 50,000,000 Shares:
         Issued and Outstanding 32,320,509                                   32,321
         Additional Paid in Capital                                      12,016,006
         Deficit                                                        (12,691,631)
                                                                       ------------
         Total Capital Deficit                                             (643,304)
                                                                       ------------
         Total Liabilities and Capital Deficit                         $     87,200
                                                                       ============

              See accompanying summary of accounting policies and
             notes to condensed consolidated financial statements.

                                   I/NET, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                     Three Months Ended                     Six Months Ended
                                                              -------------------------------       -------------------------------
                                                                June 30,           June 30,           June 30,           June 30,
                                                                  2002               2001               2002                2001
                                                              ------------       ------------       ------------       ------------
Revenues                                                      $    186,121       $    344,740       $    467,033       $    725,908
Cost of Revenues                                                   210,038            328,798            488,319            661,256
                                                              ---------------------------------------------------------------------
         Gross Profit (Loss)                                       (23,917)            15,942            (21,286)            64,652
Selling, General, and Administrative Expenses                       46,131            111,836            104,996            271,851
                                                              ---------------------------------------------------------------------
         Loss from Operations                                      (70,048)           (95,894)          (126,282)          (207,199)
Other Income (Expense)
Gain on extinguishment of debt (Note 4)                                 --                 --            156,672                 --
Interest Expense-net of interest income                             (4,903)           (12,896)           (16,275)           (22,790)
                                                              ---------------------------------------------------------------------
         Net Earnings (Loss)                                  $    (74,951)      $   (108,790)      $     14,115       $   (229,989)
                                                              =====================================================================
Net Earnings (Loss) per Share-Basic and Diluted               $         --       $         --       $         --       $         --
                                                              =====================================================================
Average Number of Basic Common Shares
         Outstanding                                            32,297,176         31,777,890         32,162,176         31,777,890
Effect of Dilutive Options                                              --                 --            465,000                 --
                                                              ---------------------------------------------------------------------
Average Number of Diluted Common Shares
         Outstanding                                            32,297,176         31,777,890         32,627,176         31,777,890
                                                              =====================================================================

               See accompanying summary of accounting policies and
              notes to condensed consolidated financial statements.

                                   I/NET, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                   Six Months Ended
                                                             ---------------------------
                                                              June 30,          June 30,
                                                               2002              2001
                                                             ---------         ---------
Operating Activities
         Net Earnings (Loss)                                 $  14,115         $(229,989)
         Depreciation and Amortization                          13,884            25,711
         Gain on extinguishment of debt (Note 4)              (156,672)                -
         Changes in Assets and Liabilities
                  Trade Receivables                             45,159            20,948
                  Other                                              -            (3,090)
                  Accounts Payable and Accruals                 48,490            69,154
                                                             ---------         ---------
Cash Used In Operating Activities                              (35,024)         (117,266)

Investing Activities
         Other Investing Activities                                  -           (30,993)
                                                             ---------         ---------

Cash Used In Investing Activities                                    -           (30,993)

Financing Activities
         Borrowings against Line of Credit (Note 1)             34,500                 -
         Issuance of Common Stock                                  350           100,000
         Principal Payments on Notes to Stockholders           (14,400)           (7,000)
         Proceeds from issuance of Notes to Stockholders        20,000                 -
         Principal Payments on Long-term Debt                        -           (27,687)
                                                             ---------         ---------

Cash Provided By Financing Activities                           40,450            65,313

Increase (Decrease) in Cash and Cash Equivalents                 5,426           (82,946)

Cash and Cash Equivalents, Beginning of Period                   6,570            88,693
                                                             ---------         ---------

Cash and Cash Equivalents, End of Period                     $  11,996         $   5,747
                                                             =========         =========

          See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

                                                                     I/NET, Inc.

Summary of Accounting Policies

Basis of Presentation         The condensed consolidated financial statements
                              included herein have been prepared by I/NET, Inc.
                              (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 annual report on Form-10KSB.

                              In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of operations for the three month and six month periods ended June 30, 2002 and 2001 and its cash flows for the six month periods ended June 30, 2002 and 2001. All such adjustments are of a normal and recurring nature.

                              The condensed consolidated financial statements include the accounts of I/NET, Inc. (a Delaware Corporation), and its wholly owned subsidiary I/NET, Inc. (a Michigan Corporation), and its wholly owned subsidiary, Stek, Ltd. (a Caymanian corporation). I/NET, Inc., Delaware, is not active, therefore the consolidated financial statements presented within are those of I/NET, Inc., Michigan, and Stek, Ltd. Stek was formed to receive and hold shares of SEGOES, Ltd. (a privately held Caymanian corporation).

Description of the Business   The Company operates in one segment consisting of
                              software development and Internet consulting services. The Company does not operate based upon product lines but as one business unit. Its major customers are the National Aeronautics and Space
                              Administration (NASA) and International Business
                              Machines Corporation (IBM).

Use of Estimates              The preparation of financial statements in
                              conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          See accompanying notes to condensed consolidated financial statements.

                                                                     I/NET, Inc.

Notes to Condensed Consolidated Financial Statements

1. Line of Credit             During March 2002, the Company obtained a $35,000
                              unsecured line of credit from a bank which expires in March 2005. The interest rate on this line is the prime rate (4.75% as of June 30, 2002) for the first six months and prime plus 3% subsequently.
                              The Company has borrowed $34,500 under this line as of June 30, 2002.

2. Short-term Advances        Advances from stockholders as of June 30, 2002 consists of:
     from Stockholders        Non-interest bearing notes payable to stockholders, due on demand      $   20,500

                              Stockholders' advances bearing interest at 8%, due on demand and
                              secured by all the Company's assets                                       104,200
                                                                                                     ----------

                                                                                                     $  124,700
                                                                                                     ==========

3. Long-term Debt             Long-term debt as of June 30, 2002 consists of:

                              Notes payable to stockholders, bearing interest at 8%, due in
                              December 2003, secured by all the Company's assets                     $  266,448
                                                                                                     ==========

4. Extinguishment of Debt     During January 2002, the Company reached an
                              agreement with a debt holder whereby the Company exchanged 100,000 of its common shares of stock and $10,000 in cash for the forgiveness of $167,000 of indebtedness. This forgiveness of indebtedness has been treated as other income for financial statement purposes in conjunction with the adoption of Statement of Financial Accounting
                              Standards (SFAS) No. 145, Rescission of FASB
                              Statements No. 4, 44 and 64, Amendment of FASB
                              Statement No. 13, and Technical Corrections. SFAS
                              No. 145 rescinded SFAS No. 4, which required any gain or loss from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item net of income tax effect. SFAS
                              No. 145 requires any gain or loss from the extinguishment of debt which meets the requirements of Accounting Principles Board
                              Opinion No. 30 "Reporting the Results of
                              Operations" to be classified as an extraordinary item, otherwise the item is classified in the results of continuing operations.

5. Operating Leases           The Company leases its facilities and certain
                              equipment under non-cancelable operating leases.
                              Management expects that in the normal course of business, leases will be renewed or replaced with other leases. Rental expense under these leases was approximately $66,000 and $64,000 for the six-month periods ended June 30, 2002 and 2001 respectively. Future minimum annual lease payments subsequent to June 30, 2002 are as follows: 2002
                              $62,000, 2003 $16,000 and 2004 $1,000.

                                                                     I/NET, Inc.

Notes to Condensed Consolidated Financial Statements

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

Item 2.Management's
Discussion and Analysis
or Plan of Operation

Results of Operations         Revenues for the six months ended June 30, 2002
                              decreased $259,000 to $467,000 compared to $726,000 for the six months ended June 30, 2001.
                              When analyzed by product category, revenues of web site consulting services provided to IBM were $159,000 during the first six months of 2002, as compared to $356,000 in 2001. During March 2002, the Company determined that it would scale back these consulting services as the profit margins on these services had eroded. In connection with the reduction in these services, the Company transferred a majority of its employees who were engaged in providing these services to another organization. Revenue from the Company's contracts with NASA provided revenue of $215,000 in the first half of 2002 as compared to $116,000 in 2001.

                              Revenues for the three-month period ended June 30, 2002 decreased $159,000 from the same period in 2001. Revenues from IBM web site consulting services, which was terminated in June 2002, decreased by $113,000 as compared to the same period in 2001.

                                                                     I/NET, Inc.

Notes to Condensed Consolidated Financial Statements

                              Cost of revenues for the six months ended June 30, 2002 decreased by approximately $173,000 to $488,000 in 2002 as compared to $661,000 in 2001.
                              The cause for this decrease was lower salary and related fringe benefits as salaries were reduced for many personnel and certain personnel were terminated due to the expiration of the IBM contract.

                              Costs of revenue for the three months ended June 30, 2002 decreased by $119,000 as compared to the same period in 2001 due to the reasons mentioned above.

                              General and administrative expenses decreased by approximately $167,000 to $105,000 for the six months ended June 30, 2002 as compared to $272,000 in 2001. The causes for this decrease were decreased professional fees and reduced or foregone salaries as noted above.

                              General and administrative expenses for the three months ended June 30, 2002 decreased by $66,000 as compared to the same period in 2001. The causes for this decease were decreased professional fees, reduced or foregone salaries and reduced Michigan single business tax.

Financial Condition           The Company's primary need for capital will be to
and Liquidity                 invest in computer software development. As of
                              June 30, 2002, the Company's working capital deficit was $390,000, as compared to a deficit of $949,000 at June 30, 2001. This decrease in working capital deficit is largely attributable to $890,000 of extinguished debt during 2002 and 2001.

                              During March 2002, the Company obtained an unsecured $35,000 line of credit from a bank of which $34,500 was used as of June 30, 2002.

                              In addition, the Company is currently seeking an equity infusion of $750,000 to support its development and marketing of conversational interface computer technologies. However, there can be no assurances that the Company will be able to obtain equity financing on acceptable terms, or at all.

                              In July 2002, the Company was informed that it had been selected to receive a NASA Phase II Small Business Innovation Research (SBIR) contract. This contract, which is expected to generate $600,000 over two years beginning in January 2003, is for the continued development of the Company's Conversational Interface technology.

                              The Company believes that the continued
                              development of new products, together with the possible equity infusion should provide the Company with sufficient working capital to market its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development.

                                                                     I/NET, Inc.

Notes to Condensed Consolidated Financial Statements

                              Critical Accounting Policy

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

                                                                     I/NET, Inc.

"Safe Harbor" Provisions      Statements in this quarterly report that are not
Under the Private             historical facts are forward-looking statements,
Securities Litigation         which involve risks and uncertainties that could
Reform Act of 1995            affect the Company's results of operations,
                              financial position and cash flows. Actual results may differ materially from those projected in the forward-looking statements, due to a variety of factors, some of which may be beyond the control of the Company. Readers should refer to the Company's annual report, which discusses these factors in additional detail. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

                           PART II- OTHER INFORMATION

Simultaneously with the filing of this quarterly report on Form 10-QSB, the Company submitted to the Securities and Exchange Commission the certification of this report by its chief executive and chief financial officers required by 18 U.S.C. (S) 1350 as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002.

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto being duly authorized.

I/NET, Inc.

Date: August 6, 2002

By:    /s/ Stephen J. Markee
       --------------------
          Stephen J. Markee
          Director, President and CEO

By:    /s/ Dale H. Wierenga
       --------------------
          Dale H. Wierenga
          Chief Financial Officer