Form 10QSB
period 2002-09-30
I NET INC
filed 2002-11-12
CIK 789860

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

                           Commission File No. 0-23806
                                               -------
                                   I/NET, INC.
                                   -----------
        (Exact Name of Small Business Issuer as specified in its Charter)
        -----------------------------------------------------------------

         Delaware                                            87-0046720
         --------------------------------------------------------------
(State or Other Jurisdiction of                        (IRS Employer I.D. No.)
Incorporation or Organization)

                           643 West Crosstown Parkway

                            Kalamazoo, Michigan 49008
                            -------------------------
                    (Address of Principal Executive Officers)
                    -----------------------------------------
                    Issuer's Telephone Number: (269) 344-3017
                    -----------------------------------------
Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes X           No __

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: as of September 30, 2002: 32,320,509

Transitional Small Business Disclosure Format (check one)

                                                Yes             No X

ITEM 1.  FINANCIAL STATEMENTS

                                   I/NET, Inc.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------

                                                                                September 30, 2002
Assets (Notes 2 and 3)
         Current Assets

         Cash                                                                           $3,584
         Trade Receivables                                                              53,774
         Deposits                                                                        3,090
                                                                                   ------------
                                                                                        60,448

         Intellectual Property, Net of
                Accumulated Amortization of $24,423                                      6,570
                                                                                   ------------
         Total Assets                                                                  $67,018
                                                                                   ------------
                                                                                   ------------

Liabilities and Capital Deficit
         Current Liabilities
         Bank Line of Credit (Note 1)                                                  $34,500
         Accounts Payable                                                              110,744
         Accruals:
         Interest to Stockholders                                                      202,937
         Other                                                                          19,557
         Advances from Stockholders (Note 2)                                           122,300
                                                                                   ------------
         Total Current Liabilities                                                     490,038
         Long-term Debt (Note 3)                                                       266,448
                                                                                   ------------

         Total Liabilities                                                             756,486

Commitments and Contingencies (Notes 5 and 6)

Capital Deficit

         Common Stock $.001 par value; Authorized 50,000,000 Shares:

         Issued and Outstanding 32,320,509                                              32,321
         Additional Paid in Capital                                                 12,016,006
         Deficit                                                                   (12,737,795)
                                                                                   ------------
         Total Capital Deficit                                                        (689,468)
                                                                                   ------------
         Total Liabilities and Capital Deficit                                         $67,018
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

                                   I/NET, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------

                                                                   Three Months Ended                  Nine Months Ended
                                                                   ------------------                  -----------------
                                                             September 30,     September 30,     September 30,    September 30,
                                                                 2002              2001              2002             2001
                                                              -----------       ----------       -----------       -----------

Revenues                                                         $141,886         $354,831          $608,919        $1,080,739

Cost of Revenues                                                  158,398          334,014           646,717           995,270
                                                                  -------         --------          --------        ----------

         Gross Profit (Loss)                                      (16,512)          20,817           (37,798)           85,469

Selling, General, and Administrative Expenses                      21,806           79,609           126,802           351,460
                                                                  -------         --------          --------        ----------

         Loss from Operations                                     (38,318)         (58,792)         (164,600)         (265,991)

Other Income (Expense)
Gain on extinguishment of debt (Note 4)                               -             59,217           156,672            59,217

Interest Expense-net of interest income                            (7,846)         (14,403)          (24,121)          (37,193)
                                                                  -------         --------          --------        ----------

         Net Loss                                                $(46,164)        $(13,978)         $(32,049)        $(243,967)
                                                                 --------         --------          --------         ---------
                                                                 --------         --------          --------         ---------

Net Loss per Share-Basic and Diluted                                 $-               $-                $-               $-
                                                                 --------         --------          --------         ---------
                                                                 --------         --------          --------         ---------

Average Number of Common Shares
         Outstanding - Basic and Diluted                       32,320,509       32,075,509        32,223,426        31,877,096
                                                               ----------       ----------        ----------        ----------
                                                               ----------       ----------        ----------        ----------

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

                                   I/NET, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                                                                          Nine Months Ended
                                                                          -----------------
                                                                    September 30,    September 30,
                                                                        2002             2001
                                                                    -----------       -----------
Operating Activities

         Net Loss                                                      $(32,049)        $(243,967)
         Depreciation and Amortization                                   20,583            35,154
                  Gain on extinguishment of debt (Note 4)              (156,672)          (59,217)
         Changes in Assets and Liabilities

                  Trade Receivables                                      50,230            18,799
                  Other                                                     -              (3,090)
                  Accounts Payable and Accruals                          76,872           102,311
                                                                        --------        ----------
Cash Used In Operating Activities                                       (41,036)         (150,010)

Investing Activities

         Other Investing Activities                                         -             (30,993)
                                                                       ---------        ----------

Cash Used In Investing Activities                                           -             (30,993)

Financing Activities

         Borrowings against Line of Credit (Note 1)                      34,500              -
         Issuance of Common Stock                                           350           100,000
         Principal Payments on Notes to Stockholders                    (16,800)           (7,000)
         Proceeds from issuance of Notes to Stockholders                 20,000            27,000
         Principal Payments on Long-term Debt                               -             (27,687)
                                                                       ---------        ----------

Cash Provided By Financing Activities                                    38,050            92,313

Decrease in Cash and Cash Equivalents                                    (2,986)          (88,690)

Cash and Cash Equivalents, Beginning of Period                            6,570            88,693
                                                                       ---------        ----------

Cash and Cash Equivalents, End of Period                                 $3,584                $3
                                                                       ---------        ----------
                                                                       ---------        ----------

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

                             In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of operations for the three month and nine month periods ended September 30, 2002 and 2001 and its cash flows for the nine month periods ended September 30, 2002 and 2001. All such adjustments are of a normal and recurring nature.

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

                                                                     I/NET, Inc.

Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

1. Line of Credit            During March 2002, the Company obtained a
                             $35,000 unsecured line of credit from a bank
                             which expires in March 2005. The interest
                             rate on this line is the prime rate (4.75%
                             as of September 30, 2002) for the first six
                             months and prime plus 3% subsequently. The
                             Company has borrowed $34,500 under this line
                             as of September 30, 2002.

2. Short-term Advances       Advances from stockholders as of September 30,
   from Stockholders         2002 consists of:
                             Non-interest bearing notes payable to
                             stockholders,due on demand                                       $  20,500

                             Stockholders' advances bearing
                             interest at 8%, due on demand and secured
                             by all the Company's assets                                        101,800
                                                                                              ---------

                                                                                              $ 122,300
                                                                                              ---------
                                                                                              ---------

3. Long-term Debt            Long-term debt as of September 30, 2002 consists of:

                             Notes payable to stockholders,
                             bearing interest at 8%, due in
                             December 2003, secured by all
                             the Company's assets                                             $ 266,448
                                                                                              ---------
                                                                                              ---------

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

5. Operating Leases          The Company leases its facilities and
                             certain equipment under non-cancelable
                             operating leases. Management expects that
                             in the normal course of business, leases
                             will be renewed or replaced with other
                             leases. Rental expense under these leases
                             was approximately $91,000 and $94,000 for
                             the nine-month periods ended September 30,
                             2002 and 2001 respectively. Future minimum
                             annual lease payments subsequent to
                             September 30, 2002 are as follows: 2003
                             $42,000 and 2004 $9,000.

                                                                     I/NET, Inc.

Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

6. Continued Existence          The Company's financial statements have been
                                presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has a significant working capital deficit, and requires additional capital to continue its product development. Management believes the
                                Company will continue as a going concern and is actively marketing its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development. Management has negotiated settlements of all of its non-current indebtedness to vendors, which has improved its working capital position. The
                                Company has instituted strict cost controls by laying off personnel in efforts to improve cash flow. In addition, management has secured an unsecured line of credit in the amount of $35,000 and is negotiating several additional contracts for its services and products.
                                Management is also embarking on other strategic initiatives to expand its business opportunities. However, there can be no assurance these activities will be successful.

                                In July 2002, the Company was informed that it had been selected to receive a NASA Phase II Small Business Innovation Research contract. This contract, which will generate $600,000 over two years and began in September 2002, is for the continued development of the Company's Conversational Interface technology.

Item 2.Management's
Discussion and Analysis
or Plan of Operation
Results of Operations           Revenues for the nine months ended September 30,
                                2002 decreased $472,000 to $609,000 compared to $1,081,000 for the nine months ended September
                                30, 2001. When analyzed by product category, revenue from the Company's contracts with NASA provided revenue of $312,000 during the first nine months of 2002 as compared to $189,000 in 2001. Revenues of web site consulting services provided to IBM were $159,000 during the first nine months of 2002, as compared to $489,000 in 2001. During March 2002, the Company determined that it would scale back these consulting services as the profit margins on these services had eroded. In connection with the reduction in these services, the Company transferred a majority of its employees who were engaged in providing these services to another organization. Revenues from other website services also decreased by $228,000.

                                                                     I/NET, Inc.

Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                Revenues for the three-month period ended
                                September 30, 2002 decreased $213,000 from the same period in 2001. Revenues from IBM web site consulting services, which was terminated in June 2002, decreased by $159,000 as compared to the same period in 2001. Revenues from other website services also decreased by $71,000.

                                Cost of revenues for the nine months ended
                                September 30, 2002 decreased by approximately $348,000 to $647,000 in 2002 as compared to
                                $995,000 in 2001. The cause for this decrease was lower wages and related fringe benefits as salaries were reduced for many personnel and certain personnel were terminated due to the expiration of the IBM contract.

                                Costs of revenue for the three months ended
                                September 30, 2002 decreased by $176,000 as compared to the same period in 2001 due to the reasons mentioned above.

                                General and administrative expenses decreased by approximately $224,000 to $127,000 for the nine months ended September 30, 2002 as compared to $351,000 in 2001. The causes for this decrease were decreased professional fees, related to the negotiated settlements of its non-current indebtedness to vendors, reduced or foregone salaries as noted above and reduced Michigan single business tax.

                                General and administrative expenses for the three months ended September 30, 2002 decreased by approximately $58,000 to $22,000 as compared to $80,000 in the same period in 2001 due to the items mentioned above.

Financial Condition             The Company's primary need for capital will be
and Liquidity                   to invest in computer software development. As
                                of September 30, 2002, the Company's working capital deficit was $430,000, as compared to a deficit of $1,067,000 at September 30, 2001.
                                This decrease in working capital deficit is largely attributable to $890,000 of extinguished debt during 2002 and 2001.

                                During March 2002, the Company obtained an unsecured $35,000 line of credit from a bank of which $34,500 was used as of September 30, 2002.

                                In July 2002, the Company was informed that it had been selected to receive a NASA Phase II Small Business Innovation Research contract. This contract, which will generate $600,000 over two years and began in September 2002, is for the continued development of the Company's Conversational Interface technology.

                                                                     I/NET, Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                             The Company has several outstanding proposals for its Conversational Interface technology. If accepted, the revenues from these contracts would significantly increase the Company's financial liquidity. The Company believes that the continued development of Conversational Interface technology should provide the Company with sufficient working capital to market its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development. However, there can be no assurances that the Company willsuccessfully develop its Conversational Interface technology or that this technology will generate revenues sufficient for the Company to meet its obligations.

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

                             The Company has included below a discussion of the critical accounting policy it believes is affected by the more significant judgements and estimates used in the preparation of the financial statements, how the policy is applied and how results differing from these estimates and assumptions would affect the amounts presented in the financial statements. Other accounting policies also have a significant effect on the financial statements. Some of these policies also require the use of estimates and assumptions and are discussed in the Summary of Accounting Policies in the Consolidated Financial Statements included in Form 10-KSB as of December 31, 2001.

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

                                                                     I/NET, Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 3. Controls and Procedures   Within the 90 days prior to the date of this
                                  report, the Company carried out an
                                  evaluation, under the supervision and the participation of the Company's management, including the Company's President and Chief
                                  Executive Officer along with the Company's
                                  Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief
                                  Executive Officer along with the Company's
                                  Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

I/NET, Inc.

Date: November 8, 2002

By:    /s/Stephen J. Markee
       --------------------
         Stephen J. Markee
         Director, President and CEO

By:    /s/ Dale H. Wierenga
       --------------------
         Dale H. Wierenga
         Chief Financial Officer

Certifications Pursuant to 17 CFR Section 240.13a-14
----------------------------------------------------

I, Stephen J. Markee, President and Chief Executive Officer of I/NET, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of I/NET, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, present fairly in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors ( or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

     /s/ Stephen J. Markee
----------------------------------------------
STEPHEN J. MARKEE
President and Chief Executive Officer
(Principal Executive Officer)

I, Dale H. Wierenga, Chief Financial Officer of I/NET, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of I/NET, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, present fairly in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors ( or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

     /s/Dale H. Wierenga
--------------------------------------
DALE H. WIERENGA
Chief Financial Officer
(Principal Financial Officer)