Form 10KSB
period 2005-12-31
I NET INC
filed 2006-11-30
CIK 789860

U. S. Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

       OF 1934

       For the calendar years ended December 31, 2005, 2004, 2003 and 2002.

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

       ACT OF 1934

       For the transition period from _________________ to __________________

Commission File No.  0-23806

I/NET, INC.

 (Name of Small Business Issuer in its Charter)

Delaware	87-0046720
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1608 W 2225 S

Woods Cross, UT 84087

 (Address of Principal Executive Offices)

Issuer's Telephone Number:  (801) 295-3400

Not Applicable

 (Former name and former address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:

                     Common Stock, $0.001 par value

     Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes ☐  No ☒    (2) Yes ☒

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

     Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☒  No ☐

     State Issuer's revenues for its most recent calendar year: December 31, 2005 - $39,746; $300,672 for 2004; $395,646 for 2003; $788,404 for 2002.

     State the aggregate market value of the voting and non-voting common stock of the Issuer held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. October 12, 2006 – 131,439.  There are approximately 18,777,149 shares of voting stock of the Issuer held by non-affiliates.  These shares have been valued at $0.007 per share.

Issuers Involved in Bankruptcy Proceedings During the past Five Years

None; not applicable.

Applicable Only to Corporate Registrants

     State the number of outstanding shares of each of the Issuer's classes of common equity, as of the latest practicable date: October 12, 2006 – Common stock – 50,000,000 shares.

Documents Incorporated by Reference

None

     Transitional Small Business Issuer Format:  No ☒

Item 1. Description of Business.

I/NET, Inc. (the "Company" or "I/NET") was organized under the laws of the state of Delaware in 1986 under the name of a predecessor corporation. The Company registered its initial public offering with the Securities and Exchange Commission in 1987. The Company provides professional services in the areas of software development and Internet-related consulting for businesses. I/NET also developed and marketed computer software for mid-range computers, including International Business Machine's (IBM) AS/400 model.

The Company has a wholly owned subsidiary, I/NET, Inc. (a Michigan corporation).

I/NET’s business consisted of supporting software licenses to various customers employing the IBM AS/400 – iSeries computers. The business has been declining over the years, and there are no plans to replace this business.

Subsequent to December 31, 2005, the Company accepted an offer from Tryant, LLC for the acquisition of the Company.

Sources and Availability of Raw Materials and Principal Suppliers

Developing software requires few tangible raw materials. I/NET consistently hired the best talent available. There can be no assurances that I/NET will continue to be able to attract and retain qualified personnel. The Company no longer has any employees as of December 31, 2005.

Dependence on Major Customers

The Company provided Internet products, contract development services, web site consulting services and support services to two major customers, IBM and NASA. In June 2002, the IBM contracts were terminated. In November 2004 the NASA contracts terminated.

IBM related contracts accounted for 20% of revenue in 2002, and 0% in subsequent years.

For 2004, 2003 and 2002, NASA contract revenue accounted for approximately 71%, 77%, and 57% of the Company’s revenue, respectively.

In 2003, one additional customer accounted for 11% of revenue.

In 2005, two customers accounted for 56% of revenues, with various other customers accounting for the balance.

Patents and Trademarks

None

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

Research and Development Activities

There were minimal research and development costs incurred by the Company during the calendar years ended December 31, 2005, 2004, 2003 and 2002.

Cost and Effects of Compliance with Environmental Laws

There are no foreseeable adverse effects on the Company's present or contemplated business operations resulting from environmental laws, rules, or regulations.

Employees

As of December 31, 2002, the Company had 7 full time employees.

As of December 31, 2003, the Company had 4 full time employees.

As of December 31, 2004, the Company had 3 full time employees.

As of December 31, 2005, the Company had 0 full time employees.

We file annual, quarterly and special reports, proxy statements and other information with the SEC.  We have not filed quarterly or annual reports with the SEC since the quarter ended September 30, 2002. This document incorporates audited financial statements for the years ended December 31, 2005, 2004, 2003, and 2002 and unaudited quarterly financial information for each of the periods covered. Our SEC filings are available to the public over the SEC’s website at http://www.sec.gov.  You may also read and copy any document we file at the SEC’s Public Reference Room at:

Public Reference Section

Securities and Exchange Commission

100 F. Street, N.E., Washington D.C. 20549

Attention: Secretary

Please call the SEC at (800) SEC-0330 for further information on the operating rules and procedures for the public reference room.

Item 2. Description of Property.

In 2004, our Crosstown Offices were closed. Our office moved to 5587 Texas Dr., Kalamazoo, Michigan 49009. The office is approximately 2,500 sq. ft.

The Company closed its Chicago, Illinois office at the end of 2004. The rent was approximately $1,760/month at the time.

Our mailing address is 1608 W. 2225 South, Woods Cross, Utah 84087.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is listed on the Pinksheets under the ticker "INNI". The approximate high and low bid prices for 2001 through 2005 were summarized by quarter below:

	2001				2002
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Hi	$0.19	$0.17	$0.13	$0.12	$0.14	$0.13	$0.11	$0.10
Low	$0.08	$0.09	$0.07	$0.05	$0.06	$0.06	$0.06	$0.05

	2003				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Hi	$0.06	$0.06	$0.07	$0.045	$0.035	$0.06	$0.045	$0.04
Low	$0.02	$0.01	$0.017	$0.016	$0.007	$0.008	$0.03	$0.02

	2005
	Q1	Q2	Q3	Q4
Hi	$0.035	$0.03	$0.02	$0.015
Low	$0.02	$0.015	$0.015	$0.008

These bid prices are quotations of broker-dealers that reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

The number of record holders of the Company's common stock as of December 31, 2005, was 285. There were approximately 3,000 beneficial holders as of that date.

Dividends

There are currently present material restrictions that limit the ability of the Company to pay dividends on its common stock as it has a deficit in its stockholders' equity. The Company has not paid any dividends with respect to its common stock nor does it intend to do so in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

Overview

Subsequent to December 31, 2005, the Company accepted an offer from Tryant, LLC for the acquisition of the Company. As contracts with major customers have been terminated, revenues have significantly decreased in recent years as have associated costs as the Company is no longer pursuing software product revenue opportunities. Remaining costs primarily consist of the winding down of operations.

For the Calendar Years Ended December 31, 2005, 2004, 2003 and 2002

Revenues for the year ended December 31, 2005 decreased by $260,926 (87%) as compared to the year ended 2004. Revenues for the year ended December 31, 2004 decreased by $94,974 (24%) as compared to the year ended 2003. Revenues for the year ended December 31, 2003 decreased by $392,758 (50%) as compared to the year ended 2002. Revenues for the year ended December 31, 2002 decreased by $600,793 (43%) as compared to the year ended 2001.

Cost of revenue for the year ended December 31, 2005 decreased by 267,713 (88%) as compared to the year ended 2004. Cost of revenue for the year ended December 31, 2004 decreased by $72,434 (19%) as compared to the year ended 2003. Cost of revenue for the year ended December 31, 2003 decreased by $339,602 (47%) as compared to the year ended 2002. Cost of revenue for the year ended December 31, 2002 decreased by $556,068 (44%) as compared to the year ended 2001.

In June 2002, the Company terminated its contracts with IBM. Revenues with IBM were $159,000 and account for 20% of revenues in 2002.

In November 2004, the Company terminated its contracts with NASA. From 2004 through 2002, NASA contract revenue accounted for approximately 71%, 77%, and 57% of the Company’s revenue, respectively.

With no new significant contracts to replace the IBM and NASA contracts, the Company’s revenues and cost of revenue and related expenses decreased significantly, as discussed above. The Company is no longer pursuing opportunities for future revenues with software products.

General and administrative expenses for the year ended December 31, 2005 decreased by $11,335 (64%) as compared to year ended 2004. General and administrative expenses for the year ended December 31, 2004 decreased by $38,059 (68%) as compared to year ended 2003. General and administrative expenses for the year ended December 31, 2003 decreased by $318,742 (85%) as compared to year ended 2002. General and administrative expenses for the year ended December 31, 2002 decreased by $27,738 (7%) as compared to year ended 2001.

General and administrative expenses have decreased with the scale of revenues. As the business has declined, fewer expenses are incurred. General and administrative expenses relate to the winding down of operations.

Net loss for the year ended December 31, 2005 was $4,360 compared to net losses of $27,997, $56,823, and $179,134 for the years ended December 31, 2004, 2003 and 2002, respectively and net income of $399,114 in 2001.

Financial Condition and Liquidity

As of December 31, 2005, the Company's working capital deficit was $130,352, compared to deficits of $125,992, $698,731, $641,908 and $418,425 as of December 31, 2004, 2003, 2002 and 2001, respectively.

The Company estimates that it will require $100,000 in the next 12 months. To meet its working capital needs, the Company will rely on advances from shareholders or equity investments from new or existing shareholders.

The Company’s financial statements have been presented on the basis that is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has a significant working capital deficit, and requires additional capital to continue is product development. Accordingly, the Company’s independent public accountants have included a modification in their report on the Company’s financial statements for the years ended December 31, 2005, 2004, 2003 and 2002, discussing the Company’s ability to continue as a going concern.

Subsequent to December 31, 2005, the Company accepted an offer from Tryant, LLC for the acquisition of the Company.

For the three months ended March 31, 2005, 2004 and 2003, compared to the same period in prior year.

Revenue for the three months ended March 31, 2005 decreased by $82,728 (87%) as compared to the same period in 2004. This substantial decrease was primarily a result of the Company electing to terminate its contracts with NASA in November 2004, which had accounted for $75,000 in the first quarters of both 2004 and 2003.

Revenue for the three-month period in 2004 represented a minor decrease of $2,379 (3%) as compared to the same period in 2003.

Revenue for the three-month period in 2003 represented a decrease of $183,810 (65%) as compared to the same period in 2002. This substantial decrease was primarily a result of the Company electing to terminate its contracts with IBM, which had accounted for $130,000 in the first quarter of 2002.

The cost of revenue for the three months ended March 31, 2005 decreased by $75,049 (82%) as compared to the same period in 2004. Cost of revenue for the three-month period in 2004 represented a decrease of $29,208 (24%) as compared to the same period in 2003. Cost of revenue for the three-month period in 2003 represented a decrease of $157,362 (57%) as compared to the same period in 2002. Cost of revenue for these periods decreased in conjunction with the decline in revenues, as explained above.

General and administrative expenses for the three months ended March 31, 2005 decreased by $2,151 (34%) as compared to the same period in 2004. General and administrative expenses for the three-month period in 2004 represented a decrease of $20,820 (77%) as compared to the same period in 2003.  General and administrative expenses for the three-month period in 2003 represented decrease of $31,720 (54%) as compared to the same period in 2002.

Net loss for the three months ended March 31, 2005 increased by $2,690 (40%) as compared to the same period in 2004. Net loss for the three-month period in 2004 represented a decrease of $52,238 (89% improvement) as compared to the same period in 2003.  Net loss for the three-month period in 2003 represented an increase of $148,024 as compared to the same period in 2002.

Financial Condition

As of March 31, 2005, the Company's working capital deficit was $135,403, as compared to deficits of $104,716, and $700,866, at March 31, 2004 and 2003, respectively.

This decrease in working capital deficit in 2004 is largely attributable to $600,736 of forgiven debt in the first quarter and associated accrued interest that was forgiven.

During March 2002, the Company obtained an unsecured $35,000 line of credit from a bank of which $15,000 was outstanding as of March 31, 2002. $34,500 was outstanding as of March 31, 2005, 2004 and 2003.

For the six months ended June 30, 2005, 2004 and 2003, compared to the same period in prior year.

Revenue for the six months ended June 30, 2005 decreased by $182,094 (90%) as compared to the same period in 2004. This substantial decrease was primarily a result of the Company electing to terminate its contracts with NASA in November 2004, which had accounted for $150,000 in the first half of 2004 and $154,862 in the first half of 2003.

Revenue for the six-month period in 2004 represented a minor increase of $2,425 (1%) as compared to the same period in 2003.

Revenue for the six-month period in 2003 represented decrease of $267,761 (57%) as compared to the same period in 2002. This substantial decrease was primarily a result of the Company electing to terminate its contracts with IBM, which had accounted for $159,000 in the first half of 2002. NASA contract revenue also decreased $60,318 from $215,000.

The cost of revenue for the six months ended June 30, 2005 decreased by $162,667 (88%) as compared to the same period in 2004. Cost of revenue for the six-month period in 2004 represented a decrease of $21,919 (11%) as compared to the same period in 2003. Cost of revenue for the six-month period in 2003 represented a decrease of $281,904 (58%) as compared to the same period in 2002. The decline in the cost of revenue for these periods is for same reasons as the decline in revenues, as explained above.

General and administrative expenses for the six months ended June 30, 2005 decreased by $7,161 (57%) as compared to the same period in 2004. General and administrative expenses for the six-month period in 2004 represented a decrease of $25,032 (66%) as compared to the same period in 2003.  General and administrative expenses for the six-month period in 2003 represented decrease of $67,305 (64%) as compared to the same period in 2002.

Net loss for the six months ended June 30, 2005 increased by $9,206 as compared to the same period in 2004. Net income for the six-month period in 2004 represented an increase of $59,229 as compared to the same period in 2003.  Net loss for the six-month period in 2003 represented an increase of $72,408 as compared to the same period in 2002.

For the three months ended June 30, 2005, 2004 and 2003, compared to the same period in prior year.

Revenue for the three months ended June 30, 2005 decreased by $99,366 (93%) as compared to the same period in 2004. This substantial decrease was primarily a result of the Company electing to terminate its contracts with NASA in November 2004, which had accounted for $75,000 in the second quarter of 2004 and $79,862 in the second quarter of 2003.

Revenue for the three-month period in 2004 represented a minor increase of $4,804 (5%) as compared to the same period in 2003.

Revenue for the three-month period in 2003 represented a decrease of $83,950 (45%) as compared to the same period in 2002. This decrease was primarily a result of the Company electing to terminate its contracts with IBM, which had accounted for $29,000 in the second quarter of 2002.

The cost of revenue for the three months ended June 30, 2005 decreased by $87,618 (94%) as compared to the same period in 2004. Cost of revenue for the three-month period in 2004 represented an increase of $7,289 (9%) as compared to the same period in 2003. Cost of revenue for the three-month period in 2003 represented a decrease of $124,542 (59%) as compared to the same period in 2002. The decline in the cost of revenue for these periods is for same reasons as the decline in revenues, as explained above.

General and administrative expenses for the three months ended June 30, 2005 decreased by $5,010 (79%) as compared to the same period in 2004. General and administrative expenses for the three-month period in 2004 represented a decrease of $4,212 (40%) as compared to the same period in 2003.  General and administrative expenses for the three-month period in 2003 represented decrease of $35,585 (77%) as compared to the same period in 2002.

Net income for the three months ended June 30, 2005 decreased by $6,516 (85%) as compared to the same period in 2004. Net income for the three-month period in 2004 represented an increase of $6,991 as compared to the same period in 2003.  Net income for the three-month period in 2003 represented an increase of $75,616 as compared to the same period in 2002.

Financial Condition

As of June 30, 2005, the Company's working capital deficit was $134,263, as compared to deficits of $97,059 and $700,201 at June 30, 2004 and 2003, respectively.

During March 2002, the Company obtained an unsecured $35,000 line of credit from a bank of which $15,000 was outstanding as of March 31, 2002. $34,500 was outstanding as of June 30, 2005, 2004 and 2003.

For the nine months ended September 30, 2005, 2004 and 2003, compared to the same period in prior year.

Revenue for the nine months ended September 30, 2005 decreased by $253,379 (88%) as compared to the same period in 2004. This substantial decrease was primarily a result of the Company electing to terminate its contracts with NASA in November 2004, which had accounted for $214,499 in the same period of 2004 and $229,862 in the same period of 2003.

Revenue for the nine-month period in 2004 represented a decrease of $5,135 (2%) as compared to the same period in 2003.

Revenue for the nine-month period in 2003 represented a decrease of $315,709 (52%) as compared to the same period in 2002. This substantial decrease was primarily a result of a decrease in revenue from IBM, NASA contracts, and other revenue sources.

The cost of revenue for the nine months ended September 30, 2005 decreased by $241,928 (89%) as compared to the same period in 2004. Cost of revenue for the nine-month period in 2004 represented a decrease of $23,002 (8%) as compared to the same period in 2003. Cost of revenue for the nine-month period in 2003 represented a decrease of $352,433 (54%) as compared to the same period in 2002. The decline in the cost of revenue for these periods is for same reasons as the decline in revenues, as explained above.

General and administrative expenses for the nine months ended September 30, 2005 decreased by $11,253 (64%) as compared to the same period in 2004. General and administrative expenses for the nine-month period in 2004 represented a decrease of $29,630 (63%) as compared to the same period in 2003.  General and administrative expenses for the nine-month period in 2003 represented decrease of $79,530 (63%) as compared to the same period in 2002.

Net loss for the nine months ended September 30, 2005 decreased by $4,416 (87% improvement) as compared to the same period in 2004. Net loss for the nine-month period in 2004 represented a decrease of $64,781 (93% improvement) as compared to the same period in 2003.  Net loss for the nine-month period in 2003 represented an increase of $37,832 as compared to the same period in 2002.

For the three months ended September 30, 2005, 2004 and 2003, compared to the same period in prior year.

Revenue for the three months ended September 30, 2005 decreased by $71,285 (83%) as compared to the same period in 2004. This substantial decrease was primarily a result of the Company electing to terminate its contracts with NASA in November 2004, which had accounted for $64,499 in the third quarter of 2004 and $75,000 in the third quarter of 2003.

Revenue for the three-month period in 2004 represented a decrease of $7,560 (8%) as compared to the same period in 2003.

Revenue for the three-month period in 2003 represented decrease of $47,949 (34%) as compared to the same period in 2002. Revenues from other (non-IBM) services decreased during this period.

The cost of revenue for the three months ended September 30, 2005 decreased by $79,261 (91%) as compared to the same period in 2004. Cost of revenue for the three-month period in 2004 represented a decrease of $1,083 (1%) as compared to the same period in 2003. Cost of revenue for the three-month period in 2003 represented a decrease of $70,529 (45%) as compared to the same period in 2002. The decline in the cost of revenue for these periods is for same reasons as the decline in revenues, as explained above.

General and administrative expenses for the three months ended September 30, 2005 decreased by $4,092 (82%) as compared to the same period in 2004. General and administrative expenses for the three-month period in 2004 represented a decrease of $4,598 (48%) as compared to the same period in 2003.  General and administrative expenses for the three-month period in 2003 represented decrease of $12,225 (56%) as compared to the same period in 2002.

Net income for the three months ended September 30, 2005 increased by $13,622 as compared to the same period in 2004. Net income for the three-month period in 2004 represented an increase of $5,552 (48% improvement) as compared to the same period in 2003.  Net Income for the three-month period in 2003 represented an increase of $34,576 (75% improvement) as compared to the same period in 2002.

Financial Condition

As of September 30, 2005, the Company's working capital deficit was $126,677, as compared to deficits of $103,095, $711,789, and $429,590 at September 30, 2004, 2003 and 2002, respectively.

The Company obtained an unsecured $35,000 line of credit from a bank of which $15,000 was outstanding as of March 31, 2002. $34,500 was outstanding as of September 30, 2005, 2004 and 2003.

Contractual Obligations and Commercial Commitments

As of December 31, 2005, the Company had contractual obligations as follows:

	Payments due by December 31,

	Total	2006	2007	2008	2009	2010

Debt Maturities	$57,000	$57,000	$-	$-	$-	$-

Interest Expense	4,000	4,000	-	-	-	-

Total	$61,000	$61,000	$-	$-	$-	$-

“Safe Harbor” Provisions Under the Private Securities Litigation Act of 1995

Statements in this filing that are not historical facts are forward-looking statements, which involve risks and uncertainties that could affect the Company’s results of operations, financial position and cash flows. Actual results may differ materially from those projected in the forward-looking statements, due to a variety of factors, some of which may be beyond the control of the Company.

The Company faces the challenge of rapid technological change and competition. Rapid change, uncertainty due to new and emerging technologies, and market competition characterize the software industry, which means that I/Net’s market position is always at risk. I/Net’s ability to satisfy customer requirements and to develop and introduce new products and achieve market acceptance is a challenge, which the Company must continue to meet.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 7. Financial Statements

The financial statements follow Item 14 beginning at page F-1

Item 8.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Disclosure Controls and Procedures.

Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) have concluded that as of December 31, 2005, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls. During the year ended December 31, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

During the year ended December 31, 2005, there was no information required to be disclosed in a report on Form 8-K that was not reported on Form 8-K.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

The following table sets forth the names and offices held by all directors and executive officers of the Company for the year ended December 31, 2005, and to the date hereof, and the year since which each such director or executive officer has served in their respective positions.

Name	Position Held	Date of Election or Designation

James C. Knapp	Chairman of the Board of Directors	1986
Stephen J. Markee	President and Chief Executive Officer	1985
	And Director	1986
Jeff D. Jenson	President and Director	2006
Alex Ferries	Secretary, Treasurer, and Director	2006

Term of Office

The terms of office of the current directors and executive officers shall continue until their replacements are duly qualified and elected.

Business Experience

James C. Knapp, Chairman: Mr. Knapp, one of I/NET's initial founders, is 55 years of age, and received a BBA Degree from the University of Maryland in 1972. He began his computer education at the age of 15 in a special program sponsored by IBM, and served in the United States Air Force as a teacher for missile computer guidance systems. He has been listed in the ACR Directory of Top Computer Executives since 1981, and was inducted into the "Who's Who in the Computer Industry" in 1990. His efforts in digital imaging and voice recognition have been recognized internationally. Mr. Knapp has been a featured speaker at the Massachusetts Institute of Technology and the Harvard Business School. He is also an international speaker on Internet security.

Stephen J. Markee, President and CEO: Mr. Markee is 60 years of age. He received a BS Degree from Ferris State University in 1970 and an MBA from Western Michigan University ("WMU") in 1971. He is a licensed certified public accountant in the state of Michigan. Mr. Markee served in the United States Army during the Viet Nam conflict, and was decorated and medically retired in 1968. After completing his education, he served as assistant Auditor General for the State of Michigan before joining WMU as Director of Internal Auditing in 1976. While at WMU, he also taught accounting classes in the MBA program. He then changed directions, from public to private sector, as Vice President of Planning and Control for a division of Standex International Corporation, where he was responsible for information systems, accounting, and human resources. He joined I/NET in 1985 as President and CEO. He has guided I/NET to a successful equity partnership with IBM, and engineered the sale of intellectual property rights to IBM. Mr. Markee has served on the Board of Directors of the Kalamazoo County Chamber of Commerce, Chairman of the Kalamazoo County Convention and Visitors Bureau, Past President of the local chapter of the Institute of Management Accountants, and President of the Parchment Schools Foundation. He is a frequent speaker to civic and business groups, and has appeared on the Financial News Network ("FNN").

On July 7, 2006, upon execution of the Stock Purchase Agreement, Stephen Markee, the sole director, adopted resolutions electing Jeff Jenson and Alex Ferries to the Company’s board of directors. The Board of Directors subsequently appointed Mr. Jeff Jenson as President and Mr. Alex Ferries as Secretary/Treasurer.

Below is information on the business experience of Mr. Jeff Jenson and Mr. Alex Ferries.

Jeff Jenson: Jeff D. Jenson, 35 years old, is the Managing Director of Tryant, LLC. Mr. Jenson has been a financial consultant to development stage businesses and public corporations for ten years. Formerly, Mr. Jenson was president of Jenson Services, a Utah merger and acquisition corporation. During his tenure at Jenson Services, Inc., Mr. Jenson completed upwards of 30 reorganizations at a rate of three to five transactions per year. Mr. Jenson was the founder of Vic’s Nutritional Products, Inc., which owned interests in twenty retail locations in shopping malls throughout the U.S.

Alex Ferries: Alex Ferries, 32 years old, has been an associate at Tryant, LLC since February of 2004. From July 2003 to January 2004, he worked part-time as an independent consultant, evaluating the merits of a potential retail pharmacy chain, which never materialized. He was not actively employed from June 2002 to July 2003. From September 2000 to June 2002, he attended the Tuck School of Business at Dartmouth and graduated with an MBA. Mr. Ferries is President and Director of Wrap-N-Roll USA, Inc., and Secretary and Director of West Coast Car Company.

Family Relationships

None.

Involvement in Certain Legal Proceedings.

Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of our Company:

          (1)  Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2)  Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3)  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i)  Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)  Engaging in any type of business practice; or

              (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4)  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5)  Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6)  Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 10. Executive Compensation.

Cash Compensation.

 The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position Of Officers/Directors	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Steven Markee Director President, CEO Secretary	12/31/05 12/31/04 12/31/03 12/31/02	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- 175,000	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Stock Option Plans.

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the calendar years ending December 31, 2005, 2004, 2003 or 2002, or the period ending on the date of this Annual Report.  Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Pension Plan

The Company has a profit sharing and defined contribution pension plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contribution which, at the discretion of the Company’s Board of Directors, may be matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. There were no Company contributions charged against operations in 2005, 2004 or 2003.

Compensation of Directors.

There are no standard arrangements pursuant to which our Company's directors are compensated for any services provided as director.  No additional amounts are payable to our Company's directors for committee participation or special assignments.

There are no arrangements pursuant to which any of our Company's directors was compensated during our Company's last completed calendar year or the previous two calendar years for any service provided as director.

See the Summary Compensation Table of this Item.

Employment Contracts

There are no employment contracts for any employees or officers as of December 31, 2005.

Termination of Employment and Change of Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with our Company or its subsidiaries, or any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company’s issued and outstanding shares of Common Stock failed to file in a timely manner with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during the years ended December 31, 2005, 2004, 2003 and 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the share holdings of the Company's directors and executive officers and those persons or entities who own more than 5% of the Company's outstanding common stock as of December 31, 2005, 2004, 2003 and 2002.

		Amount and Nature of
Name	Address	Beneficial Ownership	Percent of Class
James C. Knapp*	Grand Cayman Islands	5,417,719	15.45%

Stephen J. Markee*	Richland, MI	7,989,187	22.78%

All directors and officers as a group		13,406,906	38.23%

* indicates a Director or officer of the Company

Item 12. Certain Relationships and Related Transactions.

During 2004, the Company negotiated the extinguishment of notes payable to James Knapp and Stephen Markee. Mr. Knapp forgave $91,448 in principal and $78,072 in interest and Mr. Markee forgave $267,900 in principal and $163,316 in interest for a total of $600,736 between the two parties.

With the exception of this transaction, there were no material transactions to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest during the calendar years ended December 31, 2005, 2004, 2003 and 2002.

Item 13. Exhibits

None

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees billed to I/NET, Inc. by its principal accountants during the calendar years ended December 31, 2005, 2004, 2003 and 2002:

Fee category	2005	2004	2003	2002

Audit fees	$ -	$ -	$ -	$40,000
Audit-related fees	$ -	$ -	$ -	$ -
Tax fees	$ -	$ -	$3,000	$ 6,000
All other fees	$ -	$ -	$ -	$ -
Total fees	$ -	$ -	$3,000	$46,000

Audit fees.  Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees.  Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

Tax fees.  Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees.  Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   I NET, INC

Date:   11/30/2006

By /s/ Jeff Jenson

Jeff Jenson, President and

Director

Date:   11/30/2006

By /s/ Alex Ferries

Alex Ferries, Secretary/Treasurer and

Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  I NET, INC.

Date:   11/30/2006

By /s/ Jeff Jenson

Jeff Jenson, President and

Director

Date:   11/30/2006

By /s/ Alex Ferries

Alex Ferries, Secretary/Treasurer and

Director

I/NET, Inc.

Financial Statements

Years Ended December 31, 2005, 2004, 2003, and 2002

I/NET, Inc.

Contents

Independent Auditors’ Report	3

Financial Statements:

Balance Sheets	4 and 5

Statements of Operations	6

Statements of Capital Deficit	7

Statements of Cash Flows	8

Summary of Accounting Policies	9 and 10

Notes to Financial Statements	11 - 15

Report of Independent Registered Public Accounting Firm

Board of Directors

I/NET, Inc.

Kalamazoo, Michigan

We have audited the accompanying balance sheets of I/NET, Inc. (the Company), as of December 31, 2005, 2004, 2003, and 2002, and the related statements of operations, capital deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I/NET, Inc., at December 31, 2005, 2004, 2003, and 2002, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from its operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  BDO Seidman, LLP

Certified Public Accountants

BDO Seidman, LLP

Kalamazoo, Michigan

September 5, 2006

I/NET, Inc.

Balance Sheets

December 31,	2005	2004	2003	2002

Assets (Notes 3 and 4)

Current:
Cash and cash equivalents	$ 1,656	$ 4,115	$ 37,788	$ 3,978
Trade receivables	8,867	15,027	29,843	66,341
Deposits	-	2,552	3,090	3,090

Total Current Assets	10,523	21,694	70,721	73,409

Property and Equipment (Note 9):
Office furniture and equipment	-	-	-	15,695
Intellectual property	30,993	30,993	30,993	30,993

	30,993	30,993	30,993	46,688
Less accumulated depreciation	30,993	30,993	30,993	44,060

Net Property and Equipment	-	-	-	2,628

	$ 10,523	$ 21,694	$ 70,721	$ 76,037

See accompanying report of independent registered public accounting firm,

summary of accounting policies and notes to financial statements.

I/Net, Inc.

Balance Sheets

December 31,	2005	2004	2003	2002

Liabilities and Capital Deficit

Current Liabilities:
Note payable to bank (Note 2)	$ 34,500	$ 34,500	$ 34,500	$ 34,500
Accounts payable	73,875	82,486	78,524	77,370
Accruals:
Compensation and related taxes	10,000	10,000	32,525	14,432
Interest	-	-	238,946	210,295
Other	-	200	5,109	-
Advances from stockholders (Note 3)	13,500	13,500	89,800	91,300
Current maturities of long-term debt (Note 4)	9,000	7,000	290,048	290,048

Total Current Liabilities	140,875	147,686	769,452	717,945

Commitments and Contingencies (Note 9)

Capital Deficit:
Common stock, $.001 par value - shares authorized,
50,000,000; issued and outstanding, 35,070,509
(Note 10)	35,071	35,071	35,071	35,071
Additional paid-in capital	12,808,639	12,808,639	12,207,903	12,207,903
Deficit (Note 12)	(12,974,062)	(12,969,702)	(12,941,705)	(12,884,882)

Total Capital Deficit	(130,352)	(125,992)	(698,731)	(641,908)

	$ 10,523	$ 21,694	$ 70,721	$ 76,037

See accompanying report of independent registered public accounting firm,

summary of accounting policies and notes to financial statements.

I/NET, Inc.

Statements of Operations

Year ended December 31,	2005	2004	2003	2002

Revenues (Note 6)	$ 39,746	$ 300,672	$ 395,646	$ 788,404

Cost of Sales	37,937	305,650	378,084	717,686
	1,809	(4,978)	17,562	70,718
Gross Profit (loss)

Selling, General, and Administrative Expenses	6,343	17,678	55,737	374,479

Operating loss	(4,534)	(22,656)	(38,175)	(303,761)

Other Income (Expense):
Gain on extinguishment of debt (Notes 5)	1,010	-	13,066	156,672
Interest Expense, net of interest income	(1,028)	(5,497)	(30,957)	(32,045)
Miscellaneous	192	156	(757)	-

Total Other Incomes (Expense)	174	(5,341)	(18,648)	124,627

Net Loss	$ (4,360)	$ (27,997)	$ (56,823)	$ (179,134)

Net Earnings per Share - Basic and Diluted
(Note 12)	$ -	$ -	$ -	$ (0.01)

Average Number of Basic Common Shares
Outstanding (Note 12)	35,070,509	35,070,509	35,070,509	32,555,509

Average Number of Diluted Common Shares
Outstanding (Note 12)	35,070,509	35,070,509	35,070,509	32,555,509

See accompanying report of independent registered public accounting firm,

summary of accounting policies and notes to financial statements.

I/NET, Inc.

Statements of Capital Deficit

	Common Stock		Additional
			Paid-In
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2002	32,075,509	$ 32,076	$ 12,015,661	$ (12,705,748)	$(658,011)

Net loss for the year	-	-	-	(179,134)	(179,134)

Issuance of stock	2,995,000	2,995	192,242	-	195,237

Balance, December 31, 2002	35,070,509	35,071	12,207,903	(12,884,882)	(641,908)

Net loss for the year	-	-	-	(56,823)	(56,823)

Balance, December 31, 2003	35,070,509	35,071	12,207,903	(12,941,705)	(698,731)

Net loss for the year	-	-	-	(27,997)	(27,997)

Forgiveness of debt (Note 4)	-	-	600,736	-	600,736

Balance, December 31, 2004	35,070,509	35,071	12,808,639	(12,969,702)	(125,992)

Net loss for the year	-	-	-	(4,360)	(4,360)

Balance, December 31, 2005	35,070,509	$ 35,071	$ 12,808,639	$ (12,974,062)	$(130,352)

See accompanying report of independent registered public accounting firm,

summary of accounting policies and notes to financial statements.

I/NET, Inc.

Statements of Cash Flows

December 31,	2005	2004	2003	2002

Operating Activities:
Net loss	$ (4,360)	$ (27,997)	$ (56,823)	$ (179,134)
Depreciation and amortization	-	-	2,628	24,525
Stock compensation	-	-	-	175,000
Stock issued for services	-	-	-	20,237
Gain on extinguishment of debt (Note 5)	(1,010)	-	(13,066)	(156,672)
Changes in assets and liabilities:
Receivables	6,160	14,816	36,498	37,663
Deposits	2,552	538	-	-
Accounts payable	(8,224)	3,962	14,220	13,930
Accruals	423	(24,992)	51,853	31,559

Cash Provided by (Used in) Operating Activities	(4,459)	(33,673)	35,310	(32,892)

Financing Activities:
Proceeds from issuance of notes to stockholders	2,000	-	-	-
Net change in note payable to bank	-	-	-	34,500
Principal payments on notes to stockholders	-	-	(1,500)	(4,200)

Cash Provided by (Used in) Financing Activities	2,000	-	(1,500)	30,300

Increase (Decrease) in Cash	(2,459)	(33,673)	33,810	(2,592)

Cash, beginning of year	4,115	37,788	3,978	6,570

Cash, end of year	$ 1,656	$ 4,115	$ 37,788	$ 3,978

See accompanying report of independent registered public accounting firm,

summary of accounting policies and notes to financial statements.

I/NET, Inc.

Summary of Accounting Policies

Basis of Presentation

The financial statements include the accounts of the Company, I/NET, Inc. (a Delaware corporation), and its wholly owned subsidiary, I/NET, Inc. (a Michigan corporation), and its wholly owned subsidiary, Stek, Ltd. (a Caymanian Corporation).  Stek, Ltd., was formed to receive and hold shares of SEGOES, Ltd. (a privately held Caymanian corporation).  These shares were earned for the successful completion of the development, installation, and operation of the SEGOES web site, an Internet-based offshore asset management and trading system.

Cash and Cash Equivalents	For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company’s management continually evaluates customers’ financial condition and credit worthiness. All receivables are deemed collectible and no allowance for doubtful accounts has been established.

Office Furniture, Equipment, and Depreciation

Office furniture and equipment are stated at cost.  Depreciation is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for tax purposes over the estimated useful lives of the assets ranging from three to seven years.

Intellectual Property	Purchased intellectual property is stated at cost. Amortization is computed by the straight-line method over the estimated useful life of 24 months.

See accompanying report of independent registered public

accounting firm and  notes to financial statements.

I/NET, Inc.

Summary of Accounting Policies

Developed Computer Software

Software development costs and certain product enhancements, when significant, are capitalized subsequent to the establishment of technological feasibility for the product and prior to the product’s general release to customers.

Costs incurred prior to technological feasibility or subsequent to the product’s general release to customers, as well as selling, general, and administrative costs associated with the products, are expensed as incurred.

Revenue Recognition

Revenues for the sale of the Company’s Internet products are recognized when the customer has accepted the product.  The Company records its revenues from consulting contracts on a monthly basis, as amounts are invoiced for time and expenses incurred.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, notes payable, accounts payable, and long-term debt.  Due to the short-term nature of the items, other than long-term debt, and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company’s financial instruments approximate their fair values at December 31, 2005, 2004, 2003, and 2002.

See accompanying report of independent registered public

accounting firm and  notes to financial statements.

I/NET, Inc.

Notes to Financial Statements

1.	Business	The Company operates in one segment consisting of software development and Internet consulting services. The Company does not operate based upon product lines but as one business unit.

2.	Note Payable to Bank

During March, 2002, the Company obtained a $35,000 unsecured line-of-credit from a bank which expired in January, 2006. Interest is payable at the bank’s prime rate for the first six months and prime plus 3% subsequently (effectively 10.25%, 8.25%, 7.00%, and 7.25% at December 31, 2005, 2004, 2003 and 2002, respectively). The Company had $34,500 outstanding under this agreement as of December 31, 2005, 2004, 2003 and 2002.

Subsequent to December 31, 2005, the Company negotiated the extinguishment of this note for $10,000 in cash.

3.	Short-Term Advances from Stockholders	Advances from stockholders consist of the following:

December 31,	2005	2004	2003	2002

Non-interest bearing notes payable
to stockholders, due on demand	$ 13,500	$ 13,500	$ 13,500	$ 13,500

Stockholders’ advances bearing
interest at 8%, due on demand and
secured by all the Company’s assets
(See Note 5)	-	-	76,300	77,800

	$ 13,500	$ 13,500	$ 89,800	$ 91,300

4.	Long-Term Debt	Long-term debt consists of the following:

December 31,	2005	2004	2003	2002

Notes payable to stockholders,
bearing interest at 8%, due in
December, 2002 and 2003, secured
by all the Company’s assets
(See Note 5)	$ 9,000	$ 7,000	$ 290,048	$ 290,048

	9,000	7,000	290,048	290,048
Less current maturities	9,000	7,000	290,048	290,048

Total Long-Term Debt	$ -	$ -	$ -	$ -

See accompanying report of independent registered public accounting firm.

I/NET, Inc.

Notes to Financial Statements

During 2004, the Company successfully negotiated the extinguishment of the notes payable to stockholders together with the related accrued interest. The amount of the debt forgiveness was recorded as additional paid-in capital.

5.	Extinguishment of Debt

During 2002 – 2005, the Company reached agreements with various debt holders.

During the first quarter of 2002, the Company successfully negotiated the extinguishment of notes payable to vendors together with related accrued interest for $10,000 in cash and 100,000 shares of its common stock.

6.	Major Customers	The Company provided Internet products, web site consulting services, support services, and contract services to major customers as follows:

Year ended December 31,	2005	2004	2003	2002

Customer A	46%	5%	2%	1%
Customer B	10%	2%	-%	-%
Customer C	-%	71%	77%	57%
Customer D	-%	8%	11%	8%
Customer E	-%	-%	-%	20%

7.	Taxes on Income	Income taxes are calculated using the liability method.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets are as follows:

December 31,	2005	2004	2003	2002

Deferred Tax Assets:

Net operating loss carryforward	$ 3,004,000	$ 3,004,000	$ 2,994,000	$ 2,975,000
Valuation allowance	(3,004,000)	(3,004,000)	(2,994,000)	(2,975,000)

	$ -	$ -	$ -	$ -

As of December 31, 2005, 2004, 2003, and 2002, the Company had net operating loss carryforwards of approximately $8,832,000, $8,831,000, $8,799,000, and $8,731,000, respectively, available to reduce future taxable income. These carryforwards expire from 2006 through 2011.

See accompanying report of independent registered public accounting firm.

I/NET, Inc.

Notes to Financial Statements

The net operating loss carryforward requires the Company to record a deferred tax asset. Management has elected to record a valuation allowance for the entire balance of the deferred tax asset due to the uncertainty of its future realization.

8.	Employee Benefit Plan

The Company has a profit sharing and defined contribution retirement plan covering substantially all employees.  Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company’s Board of Directors, may be matched within certain limits by the Company.  In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions.  All contributions to the plan are limited by applicable Internal Revenue Code regulations.  There were no company contributions charged against operations in 2005, 2004, 2003, or 2002.

9.	Operating Lease

The Company leased its facilities and certain equipment under non-cancelable operating leases.  Rental expense under these leases was approximately $10,000, $20,000, $51,000, and $106,000, for each of the years ended December 31, 2005, 2004, 2003, and 2002. All operating leases have expired as of December 31, 2005.

See accompanying report of independent registered public accounting firm.

I/NET, Inc.

Notes to Financial Statements

10.	Incentive Stock Option Plan

The Company maintained an incentive stock option plan that provided for the granting of options to officers and other key employees at an exercise price not less than 100% of the fair market value on the date of the grant.  Twenty percent of the options became exercisable each year following the date they were granted, and remained outstanding for five years following the day they became fully vested.  Changes in options outstanding are summarized as follows:

		Option Price	Weighted Average
	Shares	Per Share	Price Per Share

December 31, 2001	2,065,000	$.07-$2.50	$.11

Expired during 2002	(1,260,000)	$.07-$2.50	$.10

December 31, 2002	805,000	$.07-$2.50	$.08

Expired during 2003	(125,000)	$.07	$.07

December 31, 2003	680,000	$.07-$2.50	$.09

Expired during 2004	(680,000)	$.07-$2.50	$.09

December 31, 2004
and 2005	-	-	-

Under SFAS No. 123, Accounting for Stock Based Compensation, the Company is required to provide proforma information regarding net income (loss) and earnings per share as if compensation cost for the Company’s stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes Option-pricing model. There was no proforma expense for the years ended December 31, 2005, 2004, 2003, and 2002.

11.	Supplemental Disclosure of Cash Flow Information

Interest paid for the years ended December 31, 2005, 2004, 2003, and 2002, was $1,000, $6,000, $2,000, and $1,000, respectively.  The Company paid no income taxes or received any interest income during 2005, 2004, 2003, and 2002.

See accompanying report of independent registered public accounting firm.

I/NET, Inc.

Notes to Financial Statements

12.	Earnings (Loss) Per Share	A reconciliation of shares used in calculating basic and diluted earnings (loss) per share are as follows:

Year ended December 31,	2005	2004	2003	2002

Basic	35,070,509	35,070,509	35,070,509	32,555,509

Diluted	35,070,509	35,070,509	35,070,509	32,555,509

Options discussed in Note 10 were not included in the computation of diluted loss per share as they were anti-dilutive.

13.	Continued Existence

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations, has a significant working capital deficit, and requires additional capital to continue its product development.  Management believes the Company will continue as a going concern and is actively marketing its products, which would enable the Company to meet its current obligations and provide additional funds for continued new product development.

Subsequent to December 31, 2005, the Company accepted an offer from Tryant, LLC for the acquisition of the Company.

See accompanying report of independent registered public accounting firm.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in the financial statement prepared in accordance with the accounting principals generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The summary of accounting policies and notes are included in the preceding audited financial statements.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only or normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

Unaudited financial statements for interim periods

March 31, 2003 – September 30, 2005

I/NET, Inc.

Condensed Balance Sheets

as of March 31, 2005, 2004 and 2003

(Unaudited)

	March 31,
	2005	2004	2003
ASSETS Current Assets:
Cash and cash equivalents	$ 631	$ 4,774	$ 1,228
Trade receivables	5,075	28,795	29,010
Deposits	2,552	3,090	3,090
TOTAL ASSETS	$ 8,258	$ 36,659	$ 33,328
LIABILITIES & CAPITAL DEFICIT

Current Liabilities:
Note payable to bank	$ 34,500	$ 34,500	$ 34,500
Accounts payable	78,460	74,557	96,846
Accruals: Compensation and related taxes Interest Other	10,000 - 200	11,617 - 200	11,617 217,283 -
Advances from stockholders	20,500	20,500	83,900
Current maturities of long-term debt	-	-	290,048
Total Current Liabilities	143,660	141,374	734,194
Capital Deficit:
Common stock	35,071	35,071	35,071
Additional paid-in capital	12,808,639	12,808,639	12,207,903
Deficit	(12,979,112)	(12,948,425)	(12,943,840)
Total Capital Deficit	(135,402)	(104,715)	(700,866)

TOTAL LIABILITIES & CAPITAL DEFICIT	$ 8,258	$ 36,659	$ 33,328

I/NET, Inc.

Condensed Consolidated Statements of Operations

For the periods ended March 31, 2005, 2004, 2003 and 2002:

(Unaudited)

	March 31,
	2005	2004	2003	2002
Revenues	$ 11,995	$ 94,723	$ 97,102	$ 280,912
Cost of Revenues	16,662	91,711	120,919	278,281
Gross Profit (Loss)	(4,667)	3,012	(23,817)	2,631
Selling, General and Administrative Expenses	4,174	6,325	27,145	58,865
Loss from Operations	(8,841)	(3,313)	(50,962)	(56,234)

Other Income (Expense):
Gain on Extinguishment of Debt	-	-	-	156,672
Interest Expense, net of interest income Miscellaneous	(569) -	(3,369) (38)	(7,657) (339)	(11,372) -

Total Other Income (Expense)	(569)	(3,407)	(7,996)	145,300
Net Income (Loss)	$ (9,410)	$ (6,720)	$ (58,958)	$ 89,066

Net Earnings (Loss) per Share Basic and Diluted	$ -	$ -	$ -	$ -

Average Number of Basic Common Shares Outstanding	35,070,509	35,070,509	35,070,509	32,100,926

Average Number of Diluted Common Shares Outstanding	35,070,509	35,070,509	35,070,509	32,100,926

I/NET, Inc.

Condensed Consolidated Statements of Cash Flows

For the Periods ended March 31, 2005, 2004, 2003 and 2002:

(Unaudited)

	March 31,
	2005	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$ (9,410)	$ (6,720)	$ (58,958)	$ 89,066
Depreciation and amortization	-	-	2,628	6,942
Gain on extinguishment of debt	-	-	-	(156,672)
Changes in assets and liabilities:
Trade receivables	9,952	1,048	37,331	33,089
Accounts payable and accruals	(4,026)	(27,342)	23,649	3,643
Net Cash Used in Operating Activities	(3,484)	(33,014)	4,650	(23,932)

FINANCING ACTIVITIES:
Net change in note payable to bank	-	-	-	15,000
Issuance of common stock	-	-	-	350
Principal payments on notes to stockholders	-	-	(7,400)	(12,400)
Proceeds from issuance of notes to stockholders	-	-	-	20,000
Net Cash Provided by (Used in) Financing Activities	-	-	(7,400)	22,950

Decrease in Cash	(3,484)	(33,014)	(2,750)	(982)

Cash, beginning of period	4,115	37,788	3,978	6,570

Cash, end of period	$ 631	$ 4,774	$ 1,228	$ 5,588

I/NET, Inc.

Condensed Balance Sheets

as of June 30, 2005, 2004 and 2003:

(Unaudited)

	June 30,
	2005	2004	2003
ASSETS Current Assets:
Cash and cash equivalents	$ 5,532	$ 1,602	$ 17,602
Trade receivables	4,549	35,968	30,552
Deposits	2,525	3,090	3,090
TOTAL ASSETS	$ 12,606	$ 40,660	$ 51,244
LIABILITIES & CAPITAL DEFICIT

Current Liabilities:
Note payable to bank	$ 34,500	34,500	34,500
Accounts payable	81,045	69,405	98,301
Accruals: Compensation and related taxes Interest Other	10,000 - 823	11,617 - 1,697	11,617 224,451 2,728
Advances from stockholders	20,500	20,500	89,800
Current maturities of long-term debt	-	-	290,048
Total Current Liabilities	146,868	137,719	751,445
Capital Deficit:
Common stock	35,071	35,071	35,071
Additional paid-in capital	12,808,639	12,808,639	12,207,903
Deficit	(12,977,972)	(12,940,769)	(12,943,175)
Total Capital Deficit	(134,262)	(97,059)	(700,201)
TOTAL LIABILITIES & CAPITAL DEFICIT	$ 12,606	$ 40,660	$ 51,244

I/NET, Inc.

Condensed Consolidated Statements of Operations

For the Six Months ended:

(Unaudited)

	Six Months Ended June 30,
	2005	2004	2003	2002
Revenues	$ 19,604	$ 201,698	$ 199,273	$ 467,033
Cost of Revenues	21,829	184,496	206,415	488,319
Gross Profit (Loss)	(2,225)	17,202	(7,142)	(21,286)

Selling, General and Administrative Expenses	5,498	12,659	37,691	104,996
Income (Loss) from Operations	(7,723)	4,543	(44,833)	(126,282)

Other Income (Expense):
Gain on Extinguishment of Debt	-	-	-	156,672
Interest Expense, net of interest income Miscellaneous	(547) -	(3,966) 359	(15,450) 1,990	(16,275) -
Total Other Income (Expense)	(547)	(3,607)	(13,460)	140,397
Net Income (Loss)	$ (8,270)	$ 936	$ (58,293)	$ 14,115
Net Earning (Loss) per Share Basic and Diluted	$ -	$ -	$ -	$ -

Average Number of Basic Common Shares Outstanding	35,070,509	35,070,509	35,070,509	32,162,176

Average Number of Diluted Common Shares Outstanding	35,070,509	35,070,509	35,070,509	32,627,176

I/NET, Inc.

Condensed Consolidated Statements of Operations

For the three months ended:

(Unaudited)

	Three Months Ended June 30,
	2005	2004	2003	2002
Revenues	$ 7,609	$ 106,975	$ 102,171	$ 186,121
Cost of Revenues	5,167	92,785	85,496	210,038
Gross Profit (Loss)	2,442	14,190	16,675	(23,917)

Selling, General & Administrative Expenses	1,324	6,334	10,546	46,131
Income (Loss) from Operations	1,118	7,856	6,129	(70,048)

Other Income (Expense):
Interest Expense, net of interest income	22	(597)	(7,793)	(4,903)
Miscellaneous	-	397	2,329	-
Total Other Income (Expense)	22	(200)	(5,464)	(4,903)
Net Income (Loss)	$ 1,140	$ 7,656	$ 665	$ (74,951)

Net Earnings (Loss) per Share Basic and Diluted	$ -	$ -	$ -	$ -
Average Number of Basic Common Shares Outstanding	35,070,509	35,070,509	35,070,509	32,297,176

Average Number of Diluted Common Shares Outstanding	35,070,509	35,070,509	35,070,509	32,297,176

I/NET, Inc.

Condensed Consolidated Statements of Cash Flows

For the Periods ended:

(Unaudited)

	Six Months Ended
	June 30,
	2005	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$ (8,270)	$ 936	$ (58,293)	$ 14,115
Depreciation and amortization	-	-	2,628	13,884
Gain on extinguishment of debt	-	-	-	(156,672)
Changes in assets and liabilities:
Trade receivables	10,478	(6,125)	35,789	45,159
Deposits	27	-	-	-
Accounts payable and accruals	(818)	(30,997)	35,000	48,490

Cash Provided by (Used in) Operating Activities	1,417	(36,186)	15,124	(35,024)

FINANCING ACTIVITIES:
Net change in note payable to bank	-	-	-	34,500
Issuance of common stock	-	-	-	350
Principal payments on notes to stockholders	-	-	(1,500)	(14,400)
Proceeds from issuance of notes to stockholders	-	-	-	20,000
Cash Provided by (Used in) Financing Activities	-	-	(1,500)	40,450

Increase (Decrease) in Cash	1,417	(36,186)	13,624	5,426

Cash, beginning of period	4,115	37,788	3,978	6,570

Cash, end of period	$ 5,532	$ 1,602	$ 17,602	$ 11,996

I/NET, Inc.

Condensed Balance Sheets

at September 30, 2005, 2004, 2003:

(Unaudited)

	Sept 30,
	2005	2004	2003
ASSETS Current Assets:
Cash and cash equivalents	$ 3,092	$ -	$ 1,365
Trade receivables	11,859	36,256	29,355
Deposits	-	2,552	3,090
TOTAL ASSETS	$ 14,951	$ 38,808	$ 33,810
LIABILITIES & CAPITAL DEFICIT

Current Liabilities:
Note payable to bank	$ 34,500	$ 34,500	$ 34,500
Accounts payable	76,627	71,787	86,240
Accruals: Compensation and related taxes Interest Other	10,000 - -	11,617 - 3,499	11,617 231,698 1,696
Advances from stockholders	20,500	20,500	89,800
Current maturities of long-term debt	-	-	290,048

Total Current Liabilities	141,627	141,903	745,599
Capital Deficit:
Common stock	35,071	35,071	35,071
Additional paid-in capital	12,808,639	12,808,639	12,207,903
Deficit	(12,970,386)	(12,946,805)	(12,954,763)
Total Capital Deficit	(126,676)	(103,095)	(711,789)

TOTAL LIABILITIES & CAPITAL DEFICIT	$ 14,951	$ 38,808	$ 33,810

I/NET, Inc.

Condensed Consolidated Statements of Operations

For the Nine Months ended September 30, 2005, 2004, 2003 and 2002

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004	2003	2002

Revenues	$ 34,696	$ 288,075	$ 293,210	$ 608,919
Cost of Revenues	29,354	271,282	294,284	646,717
Gross Profit (Loss)	5,342	16,793	(1,074)	(37,798)

Selling, General and Administrative Expenses	6,389	17,642	47,272	126,802
Loss from Operations	(1,047)	(849)	(48,346)	(164,600)

Other Income (Expense):
Gain on Extinguishment of Debt	1,010	-	-	156,672
Interest Expense, net of interest income Miscellaneous	(838) 191	(4,584) 333	(23,106) 1,571	(24,121) -
Total Other Income (Expense)	363	(4,251)	(21,535)	132,551

Net Loss	$ (684)	$ (5,100)	$ (69,881)	$ (32,049)

Net Loss per Share Basic and Diluted	$ -	$ -	$ -	$ -

Average Number of Basic Common Shares Outstanding	35,070,509	35,070,509	35,070,509	32,223,426

Average Number of Diluted Common Shares Outstanding	35,070,509	35,070,509	35,070,509	32,223,426

I/NET, Inc.

Condensed Consolidated Statements of Operations

For the Three Months ended September 30, 2005, 2004, 2003 and 2002:

(Unaudited)

	Three Months Ended September 30,
	2005	2004	2003	2002
Revenues	$ 15,092	$ 86,377	$ 93,937	$ 141,886
Cost of Revenues	7,525	86,786	87,869	158,398
Gross Profit (Loss)	7,567	(409)	6,068	(16,512)

Selling, General and Administrative Expenses	891	4,983	9,581	21,806
Income (Loss) from Operations	6,676	(5,392)	(3,513)	(38,318)

Other Income (Expense): Gain on Extinguishment of Debt Interest Expense, net of interest income Miscellaneous	1,010 (291) 191	- (618) (26)	- (7,656) (419)	- (7,846) -
Total Other Income (Expense)	910	(644)	(8,075)	(7,846)
Net Income (Loss)	$ 7,586	$ (6,036)	$ (11,588)	$ (46,164)

Net Earnings (Loss) per Share Basic and Diluted	$ -	$ -	$ -	$ -
Average Number of Basic Common Shares Outstanding	35,070,509	35,070,509	35,070,509	32,320,509

Average Number of Diluted Common Shares Outstanding	35,070,509	35,070,509	35,070,509	32,320,509

I/NET, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2005, 2004, 2003 and 2002:

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004	2003	2002
OPERATING ACTIVITIES:
Net loss	$ (684)	$ (5,100)	$ (69,881)	$ (32,049)
Depreciation and amortization	-	-	2,628	20,583
Gain on extinguishment of debt	(1,010)	-	-	(156,672)
Changes in assets and liabilities:
Trade receivables	3,168	(6,413)	36,986	50,230
Deposits	2,552	538	-	-
Accounts payable and accruals	(5,049)	(26,813)	29,154	76,872
Cash Used in Operating Activities	(1,023)	(37,788)	(1,113)	(41,036)

FINANCING ACTIVITIES:
Net change in note payable to bank	-	-	-	34,500
Issuance of common stock	-	-	-	350
Principal payments on notes to stockholders	-	-	(1,500)	(16,800)
Proceeds from issuance of notes to stockholders	-	-	-	20,000
Cash Provided by (Used in) Financing Activities	-	-	(1,500)	38,050

Decrease in Cash	(1,023)	(37,788)	(2,613)	(2,986)

Cash, beginning of period	4,115	37,788	3,978	6,570

Cash, end of period	$ 3,092	$ -	$ 1,365	$ 3,584