Form 10QSB
period 2006-03-31
I NET INC
filed 2006-11-30
CIK 789860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

           ACT OF 1934

               For the quarterly period ended March 31, 2006

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

Commission file number 0-23806

I/NET, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	87-0046720
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1608 W. 2225 S. Woods Cross, UT 84087

(Address of principal executive offices)

(801) 295-3400

(Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days:   Yes ☒ No ☐ .

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be  filed  by  Section  l2,  13 or  15(d)  of  the  Exchange  Act  after  the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2006:  35,070,509 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I. Financial Information

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

I/NET, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$700	$1,656
Trade receivables	3,808	8,867

TOTAL ASSETS	$4,508	$10,523
LIABILITIES & CAPITAL DEFICIT

Current Liabilities:
Note payable to bank	$34,500	$34,500
Accounts payable	71,373	73,875
Accrued compensation and related taxes	10,000	10,000
Advances from stockholders	22,500	22,500
Total Current Liabilities	138,373	140,875
Deficit
Common stock, $.001 par value - 50,000,000 authorized; 35,070,509 issued and outstanding	35,071	35,071
Additional paid-in capital	12,808,639	12,808,639
Deficit	(12,977,575)	(12,974,062)
Total Capital Deficit	(133,865)	(130,352)

TOTAL LIABILITIES & CAPITAL DEFICIT	$4,508	$10,523

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

I/NET, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarter Ended March 31,

	2006	2005

Revenues	$10,315	$11,995
Cost of Revenues	12,646	16,662

Gross Loss	(2,331)	(4,667)

Selling, General and Administrative Expenses	468	4,174

Loss from Operations	(2,799)	(8,841)

Interest Expense, net of interest income	(714)	(569)

Net Loss	$(3,513)	$(9,410)

Net Loss per Share - Basic and Diluted	$-	$-

Average Number of Basic Common Shares Outstanding	35,070,509	35,070,509

Average Number of Diluted Common Shares Outstanding	35,070,509	35,070,509

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

I/NET, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended March 31,

	2006	2005
OPERATING ACTIVITIES:
Net loss	$(3,513)	$(9,410)
Changes in assets and liabilities:
Accounts receivable	5,059	9,952
Accounts payable and accruals	(2,502)	(4,026)

Cash Used in Operating Activities	(956)	(3,484)

Decrease in Cash	(956)	(3,484)

Cash, beginning of period	1,656	4,115

Cash, end of period	$700	$631

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

I/NET, Inc.

Summary of Accounting Policies (Unaudited)

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company, I/NET, Inc. (a Delaware corporation), and its wholly owned subsidiary, I/NET, Inc. (a Michigan corporation), and its wholly owned subsidiary, Stek, Ltd. (a Caymanian Corporation).  Stek, Ltd., was formed to receive and hold shares of SEGOES, Ltd. (a privately held Caymanian corporation).  These shares were earned for the successful completion of the development, installation, and operation of the SEGOES web site, an Internet-based offshore asset management and trading system.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, notes payable, accounts payable, and long-term debt.  Due to the short-term nature of the items, other than long-term debt, and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2006.

See accompanying notes to condensed consolidated financial statements.

I/NET, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Business

The Company operates in one segment consisting of software development and Internet consulting services.  The Company does not operate based upon product lines but as one business unit.

Note 2 – Note Payable to Bank

During March, 2002, the Company obtained a $35,000 unsecured line-of-credit from a bank which expired in January, 2006. Interest was payable at the bank’s prime rate for the first six months and prime plus 3% subsequently (effectively 10.75% at March 31, 2006). The Company had $34,500 outstanding under this agreement as of March 31, 2006.

Subsequent to March 31, 2006, the Company negotiated the extinguishment of this note for $10,000 in cash.

Note 3 – Short-Term Advances from Stockholders

Advances from stockholders consist of the following:

	March 31,	December 31,
	2006	2005

Non-interest bearing notes payable to stockholders,
due on demand	$13,500	$13,500

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2006	2005

Notes payable to stockholders, bearing interest at 8%,
due currently, secured by all the Company’s assets	$9,000	$9,000

I/NET, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Taxes on Income

Income taxes are calculated using the liability method.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of March 31, 2006 and December 31, 2005, the Company had net operating loss carryforwards of approximately $8,835,000 and $8,832,000, respectively, available to reduce future taxable income. These carryforwards expire from 2006 through 2026.

The net operating loss carryforward requires the Company to record a deferred tax asset of $3,000,000. Management has elected to record a valuation allowance for the entire balance of the deferred tax asset due to the uncertainty of its future realization.

Note 6 - Employee Benefit Plan

The Company has a profit sharing and defined contribution pension plan covering substantially all employees.  Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company’s Board of Directors, may be matched within certain limits by the Company.  In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions.  All contributions to the plan are limited by applicable Internal Revenue Code regulations.  There were no Company contributions charged against operations for the quarters ended March 31, 2006 and 2005.

Note 7 – Earnings (Loss) Per Share

A reconciliation of shares used in calculating basic and diluted loss per share are as follows:

Quarter ended March 31,	2006	2005

Basic	35,070,509	35,070,509

Diluted	35,070,509	35,070,509

I/NET, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Continued Existence

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations, has a significant working capital deficit, and requires additional capital to continue its product development.  Subsequent to March 31, 2006, the Company accepted an offer from Tryant, LLC for the acquisition of the Company.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

For the three months ended March 31, 2006 and 2005

Revenue for the three months ended March 31, 2006 decreased by $1,680 (14%) as compared to the same period in 2005.

The cost of revenue for the three months ended March 31, 2006 decreased by $4,016 (24%) as compared to the same period in 2005.

General and administrative expenses for the three months ended March 31, 2006 decreased by $3,706 (89%) as compared to the same period in 2005.

The Company has taken actions to scale back its business as it deems that it can not be profitable servicing new or existing current contracts. As a result, the revenues and associated operating costs have decreased.

Net Loss for the three months ended March 31, 2006 decreased by $5,897 (63% improvement) to $(3,513) as compared to the same period in 2005.

Financial Condition

The Company had cash on hand of $700.

As of March 31, 2006, the Company's working capital deficit was $133,865, as compared to a deficit of $130,352 at December 31, 2005.

To meet its working capital needs, the Company will rely on advances from shareholders or equity investments from new or existing shareholders.

Item 3.   Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

    None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

    None; not applicable.

Item 3.   Defaults Upon Senior Securities.

    None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

    None.

Item 5.   Other Information.

    None; not applicable.

Item 6.   Exhibits and Reports on Form 10-Q.

31.1	Certification by CEO pursuant to 18 USC Section 1350
as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to 18 USC Section 1350
as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 USC Section 1350
as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 USC Section 1350
as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I/NET, INC.

Date:  November 30, 2006

/s/ Jeff D. Jenson

Jeff D. Jenson

President and CEO

Date:  November 30, 2006

/s/  Alex Ferries

Alex Ferries

Secretary/Treasurer