Form 10QSB
period 2006-06-30
I NET INC
filed 2006-11-30
CIK 789860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

           ACT OF 1934

               For the quarterly period ended June 30, 2006

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

Commission file number 0-23806

I/NET, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	87-0046720
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2006:  35,070,509 shares of common stock.

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

I/NET, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,005	$1,656
Trade receivables	748	8,867
TOTAL ASSETS	$1,753	$10,523
LIABILITIES & CAPITAL DEFICIT

Current Liabilities:
Note payable to bank	$34,500	$34,500
Accounts payable	76,442	73,875
Accrued compensation and related taxes	10,000	10,000
Advances from stockholders	22,500	22,500
Total Current Liabilities	143,442	140,875

Deficit
Common Stock, $.001 par value; 50,000,000 authorized; 35,070,509 issued and outstanding	35,071	35,071
Additional paid-in capital	12,808,639	12,808,639
Deficit	(12,985,399)	(12,974,062)
Total Capital Deficit	(141,689)	(130,352)
TOTAL LIABILITIES & CAPITAL DEFICIT	$1,753	$10,523

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

I/NET, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues	$ 2,405	$ 7,609	$ 12,720	$ 19,604
Cost of Revenues	5,461	5,167	18,107	21,829

Gross Profit (Loss)	(3,056)	2,442	(5,387)	(2,225)

Selling, General and Administrative Expenses	4,054	1,324	4,522	5,498

Income (Loss) from Operations	(7,110)	1,118	(9,909)	(7,723)

Interest Expense, net of interest income	(714)	22	(1,428)	(547)

Net Income (Loss)	$ (7,824)	$ 1,140	$ (11,337)	$ (8,270)

Net Earnings (Loss) per Share Basic and Diluted	$ -	$ -	$ -	$ -

Average Number of Basic Common Shares Outstanding	35,070,509	35,070,509	35,070,509	35,070,509

Average Number of Diluted Common Shares Outstanding	35,070,509	35,070,509	35,070,509	35,070,509

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

I/NET, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$ (11,337)	$ (8,270)
Changes in assets and liabilities:
Trade receivables	8,119	10,478
Deposits	-	27
Accounts payable and accruals	2,567	(818)

Cash Provided by (Used in) Operating Activities	(651)	1,417

Increase (Decrease) in Cash	(651)	1,417

Cash, beginning of period	1,656	4,115

Cash, end of period	$ 1,005	$ 5,532

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, notes payable, accounts payable, and long-term debt.  Due to the short-term nature of the items, other than long-term debt, and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company’s financial instruments approximate their fair values at June 30, 2006.

See accompanying notes to condensed consolidated financial statements.

I/NET, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Business

The Company operates in one segment consisting of software development and Internet consulting services.  The Company does not operate based upon product lines but as one business unit.

Note 2 – Note Payable to Bank

During March 2002, the Company obtained a $35,000 unsecured line-of-credit from a bank which expired in January 2006. Interest was payable at the bank’s prime rate for the first six months and prime plus 3% subsequently (effectively 11.0% at June 30, 2006).  The Company had $34,500 outstanding under this agreement as of June 30, 2006.

Subsequent to June 30, 2006, the Company negotiated the extinguishment of this note for $10,000 in cash.

Note 3 – Short-Term Advances from Stockholders

Advances from stockholders consist of the following:

	June 30,	December 31,
	2006	2005

Non-interest bearing notes payable to stockholders,
due on demand	$13,500	$13,500

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2006	2005

Notes payable to stockholders, bearing interest at 8%,
due currently, secured by all the Company’s assets	$9,000	$9,000

I/NET, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Taxes on Income

Income taxes are calculated using the liability method.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2006 and December 31, 2005, the Company had net operating loss carryforwards of approximately $8,842,000 and $8,832,000, respectively, available to reduce future taxable income. These carryforwards expire from 2006 through 2011.

The net operating loss carryforward requires the Company to record a deferred tax asset of $3,000,000. Management has elected to record a valuation allowance for the entire balance of the deferred tax asset due to the uncertainty of its future realization.

Note 6 - Employee Benefit Plan

The Company has a profit sharing and defined contribution pension plan covering substantially all employees.  Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company’s Board of Directors, may be matched within certain limits by the Company.  In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions.  All contributions to the plan are limited by applicable Internal Revenue Code regulations.  There were no Company contributions charged against operations for the quarters ended June 30, 2006 and 2005.

Note 7 – Earnings (Loss) Per Share

A reconciliation of shares used in calculating basic and diluted earnings (loss) per share are as follows:

Quarter ended June 30,	2006	2005

Basic	35,070,509	35,070,509

Diluted	35,070,509	35,070,509

Note 8 – Continued Existence

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations, has a significant working capital deficit, and requires additional capital to continue its product development.  Subsequent to June 30, 2006, the Company accepted an offer from Tryant, LLC for the acquisition of the Company.

SUBSEQUENT EVENTS

On July 7, 2006 the Company completed the sale of 13,429,491 shares of common stock to Tryant, LLC for $50,000 at a purchase price of $0.00372/share.

Item 2.   Management's Discussion and Analysis or Plan of Operation

For the six months ended June 30, 2006 and 2005

Revenue for the six months ended June 30, 2006 decreased by $6,884 (35%) as compared to the same period in 2005.  The decrease reflected a $7,450 decrease in Website services revenue from the same period in the year prior.

The cost of revenue for the six months ended June 30, 2006 decreased by $3,722 (17%) as compared to the same period in 2005.

General and administrative expenses for the six months ended June 30, 2006 decreased by $976 (18%) as compared to the same period in 2005.

The Company has taken actions to scale back its business as it deems that it can not be profitable servicing new or existing current contracts. As a result, the revenues and associated operating costs have decreased.

Net loss for the six months ended June 30, 2006 increased by $3,067 (37%) as compared to the same period in 2005.

For the three months ended June 30, 2006 and 2005

Revenue for the three months ended June 30, 2006 decreased by $5,204 (68%) as compared to the same period in 2005. The decrease reflected a $4,765 decrease in Website services revenue from the same period in the year prior.

The cost of revenue for the three months ended June 30, 2006 increased by $294 (6%) as compared to the same period in 2005.

General and administrative expenses for the three months ended June 30, 2005 increased by $2,730 as compared to the same period in 2005.

The Company has taken actions to scale back its business as it deems that it can not be profitable servicing new or existing current contracts. As a result, the revenues and associated operating costs have decreased.

Net loss for the three months ended June 30, 2006 increased by $8,964 as compared to the same period in 2005.

Financial Condition

The Company had cash on hand of $1,005.

As of June 30, 2006, the Company's working capital deficit was $141,689, as compared to a deficit of $130,352 at December 31, 2005.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On July 7, 2006 the Company completed the sale of 13,429,491 shares of common stock to Tryant, LLC for $50,000 at a purchase price of $0.00372/share.

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