Form 10QSB
period 2006-09-30
I NET INC
filed 2006-11-30
CIK 789860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

           ACT OF 1934

               For the quarterly period ended September 30, 2006

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2006:  50,000,000 shares of common stock.

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

I/NET, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

	Sept 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$120	$1,656
Trade receivables	-	8,867
TOTAL ASSETS	$120	$10,523
LIABILITIES & CAPITAL DEFICIT

Current Liabilities:
Note payable to bank	$-	$34,500
Accounts payable	27,355	73,875
Accrued compensation and related taxes	10,000	10,000
Advances from stockholders	22,500	22,500
Total Current Liabilities	59,855	140,875

Deficit
Common stock, $.001 par value; 50,000,000 authorized; 50,000,000 issued and outstanding	50,000	35,071
Additional paid-in capital	12,843,710	12,808,639
Deficit	(12,953,445)	(12,974,062)
Total Capital Deficit	(59,735)	(130,352)
TOTAL LIABILITIES & CAPITAL DEFICIT	$120	$10,523

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

I/NET, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Revenues	$ 2,755	$ 15,092	$ 15,475	$ 34,696
Cost of Revenues	1,009	7,525	19,116	29,354
Gross Profit (Loss)	1,746	7,567	(3,641)	5,342

Selling, General and Administrative Expenses	131	891	4,653	6,389
Income (Loss) from Operations	1,615	6,676	(8,294)	(1,047)

Other Income (Expense):
Gain on Extinguishment of Debt	30,339	1,010	30,339	1,010
Interest Expense, net of interest income	-	(291)	(1,428)	(838)
Miscellaneous	-	191	-	191
Total Other Income	30,339	910	28,911	363
Net Income (Loss)	$ 31,954	$ 7,586	$ 20,617	$ (684)

Net Earnings (Loss) per share Basic and Diluted	$ -	$ -	$ -	$ -

Average Number of Basic Common Shares Outstanding	48,864,060	35,070,509	39,718,886	35,070,509

Average Number of Diluted Common Shares Outstanding	48,864,060	35,070,509	39,718,886	35,070,509

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

I/NET, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$ 20,617	$ (684)
Gain on extinguishment of debt	(30,339)	(1,010)
Changes in assets and liabilities:
Trade receivables	8,867	3,168
Deposits	-	2,552
Accounts payable and accruals	(37,609)	(5,049)

Cash Used in Operating Activities	(38,464)	(1,023)

FINANCING ACTIVITIES:
Net change in note payable to bank	(10,000)	-
Proceeds from issuance of common stock	50,000	-
Cash Provided by Financing Activities	40,000	-

Decrease in Cash	(1,536)	(1,023)

Cash, beginning of period	1,656	4,115

Cash, end of period	$ 120	$ 3,092

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, notes payable, accounts payable, and long-term debt.  Due to the short-term nature of the items, other than long-term debt, and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company’s financial instruments approximate their fair values at September 30, 2006.

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

The Company negotiated the extinguishment of this note for $10,000 in cash during the period ended September 30, 2006.

Note 3 – Short-Term Advances from Stockholders

Advances from stockholders consist of the following:

	September 30,	December 31,
	2006	2005

Non-interest bearing notes payable to stockholders,
due on demand	$13,500	$13,500

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2006	2005

Notes payable to stockholders, bearing interest at 8%,
due currently, secured by all the Company’s assets	$9,000	$9,000

I/NET, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Taxes on Income

Income taxes are calculated using the liability method.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of September 30, 2006 and December 31, 2005, the Company had net operating loss carryforwards of approximately $8,811,000 and $8,832,000, respectively, available to reduce future taxable income. These carryforwards expire from 2006 through 2026.

The net operating loss carryforward requires the Company to record a deferred tax asset of $3,000,000. Management has elected to record a valuation allowance for the entire balance of the deferred tax asset due to the uncertainty of its future realization.

Note 6 - Employee Benefit Plan

The Company has a profit sharing and defined contribution pension plan covering substantially all employees.  Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company’s Board of Directors, may be matched within certain limits by the Company.  In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions.  All contributions to the plan are limited by applicable Internal Revenue Code regulations.  There were no Company contributions charged against operations for the quarters ended September 30, 2006 and 2005.

Note 7 – Earnings (Loss) Per Share

A reconciliation of shares used in calculating basic and diluted earnings (loss) per share are as follows:

Quarter ended September 30,	2006	2005

Basic	35,070,509	35,070,509

Diluted	35,070,509	35,070,509

Note 8 – Continued Existence

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has suffered recurring losses from operations, has a significant working capital deficit, and requires additional capital to continue its product development. During the period ended September 30, 2006, the Company accepted an offer from Tryant, LLC for the acquisition of the Company.

The Company’s management decided to wind up all business operations related to the former products sold by I/NET. As a courtesy to its former customers who were still using I/NET’s software products, the Company has contracted with a former employee to provide ongoing software support. As this subcontractor has been compensated for providing support services, he agreed to assume full responsibility for the support obligations. With this transfer of obligation the Company has no other obligations to provide future services.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Our Business

I/NET, Inc. intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area.  We may therefore engage in essentially any business in any industry.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment.  There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks.  In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people.  Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

·available technical, financial and managerial resources;

·working capital and other financial requirements;

·the history of operations, if any;

·prospects for the future;

·the nature of present and expected competition;

·the quality and experience of management services which may be available and the depth of the management;

·the potential for further research, development or exploration;

·the potential for growth and expansion;

·the potential for profit;

·the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business opportunities and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

·descriptions of product, service and company history; management resumes;

·financial information;

·available projections with related assumptions upon which they are based;

·an explanation of proprietary products and services;

·evidence of existing patents, trademarks or service marks or rights thereto;

·present and proposed forms of compensation to management;

·a description of transactions between the prospective entity and its affiliates;

·relevant analysis of risks and competitive conditions;

·a financial plan of operation and estimated capital requirements;

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not have any employees and do not anticipate hiring additional employees until our operations resume and expand to such a degree that necessitates hiring auxiliary staff.

Description of Property

We do not currently own any property.  We utilize office space in Salt Lake City, Utah where our president provides office space at no charge.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

For the nine months ended September 30, 2006 and 2005

Revenue for the nine months ended September 30, 2006 decreased by $19,221 (55%) as compared to the same period in 2005.

The cost of revenue for the nine months ended September 30, 2006 decreased by $10,238 (35%) as compared to the same period in 2005.

General and administrative expenses for the nine months ended September 30, 2006 decreased by $1,736 (27%) as compared to the same period in 2005.

The Company has taken actions to scale back its business as it deems that it can not be profitable servicing new or existing current contracts. As a result, the revenues and associated operating costs have decreased.

Net income for the nine months ended September 30, 2006 increased to $20,617.  This was primarily a result of a one time gain on extinguishment of debt of $30,339.

For the three months ended September 30, 2006 and 2005

Revenue for the three months ended September 30, 2006 decreased by $12,337 (82%) as compared to the same period in 2005.

The cost of revenue for the three months ended September 30, 2006 decreased by $6,516 (87%) as compared to the same period in 2005.

General and administrative expenses for the three months ended June 30, 2005 decreased by $760 (85%) as compared to the same period in 2005.

The Company has taken actions to scale back its business as it deems that it can not be profitable servicing new or existing current contracts. As a result, the revenues and associated operating costs have decreased.

Net income for the three months ended June 30, 2006 increased by $24,368 as compared to the same period in 2005. This gain was a result of a one time gain on extinguishment of debt of $30,339.

Financial Condition

The Company had cash on hand of $120.

As of September 30, 2006, the Company's working capital deficit was $59,735, as compared to a deficit of $130,352 at December 31, 2005.

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