Form 10QSB/A
period 2006-09-30
I NET INC
filed 2007-01-16
CIK 789860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

I/NET, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$ 20,617	$ (684)
Gain on extinguishment of debt	(30,339)	(1,010)
Changes in assets and liabilities:
Trade receivables	8,867	3,168
Deposits	-	2,552
Accounts payable and accruals	(40,681)	(5,049)

Cash Used in Operating Activities	(41,536)	(1,023)

FINANCING ACTIVITIES:
Net change in note payable to bank	(10,000)	-
Proceeds from issuance of common stock	50,000	-
Cash Provided by Financing Activities	40,000	-

Decrease in Cash	(1,536)	(1,023)

Cash, beginning of period	1,656	4,115

Cash, end of period	$ 120	$ 3,092

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

I/NET, INC.

Date:  January 16, 2007

/s/ Jeff D. Jenson

Jeff D. Jenson

President and CEO

Date:  January 16, 2007

/s/  Alex Ferries

Alex Ferries

Secretary/Treasurer