Form 10KSB
period 2006-12-31
I NET INC
filed 2007-04-12
CIK 789860

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-23806

I/NET, INC.

(Name of small business issuer in its charter)

DELAWARE	87-0046720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1608 West 2225 South, Woods Cross, Utah	84087
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (801) 295-3400

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.              ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes ☒     No ☐

State issuer’s revenues for its most recent fiscal year:

$-15,475-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

On December 31, 2006 the aggregate market value of the voting stock of I/NET, Inc. held by non-affiliates of the registrant was $131,439.  There are approximately 18,777,149 shares of voting stock of the Issuer held by non-affiliates.  These shares have been valued at $0.007 per share.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                        Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   50,000,000 shares of common stock, $.001 par value issued and outstanding as of March 10, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

PART I

Item 1.

Description of Business.

Our History

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

During 2006, the Company accepted an offer from Tryant, LLC for the acquisition of the Company. The Company’s management decided to wind up all business operations related to the former products sold by I/NET. As a courtesy to its former customers who were still using I/NET’s software products, the Company has contracted with a former employee to provide ongoing software support. As this subcontractor has been compensated for providing support services, he agreed to assume full responsibility for the support obligations. With this transfer of obligation the Company has no other obligations to provide future services.

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

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

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

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not have any employees and do not anticipate hiring additional employees until our operations resume and expand to such a degree that necessitates hiring auxiliary staff. Our officers and directors will contribute the necessary time and resources to manage the Company, but will not be compensated.

Subsequent Events

None.

Item 2.

Description of Property.

We do not currently own any property.  We utilize office space in Woods Cross, Utah where our president provides office space at no charge.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

On November 28, 2006, a majority of shareholders representing 52.8% of the issued and outstanding common stock of the Company approved by written consent the following actions:

1.

Reverse split the currently issued and outstanding common shares on a basis of 200 to 1;

2.

Increase the capitalization of the Company to 100,000,000 shares of common stock,

$.001 par value and 10,000,000 shares of preferred stock, $.001 par value;

3.

Change the name of the Company to Liberator Medical Supply, Inc.

The Company submitted a preliminary 14C Information Statement to the Securities and Exchange Commission but has not yet received approval for a definitive 14C Information Statement for mailing to shareholders.  No action can be taken by the Company until a definitive 14C Information Statement is filed with the Securities and Exchange Commission and mailed to all shareholders of record.  The Company must then wait an additional 20 days before it will take the action and file amended articles of incorporation reflecting the actions with the state of Delaware.

The Company anticipates it will continue to pursue taking the above actions and will mail the definitive 14C Information Statement to shareholders at such time as it receives approval from the Securities and Exchange Commission.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

The Company's common stock is listed on the Pinksheets under the ticker "INNI". The approximate high and low bid prices for 2006 through 2005 were summarized by quarter below:

	2006				2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Hi	$0.008	$0.008	$0.02	$0.012	$0.035	$0.03	$0.02	$0.015
Low	$0.006	$0.006	$0.006	$0.006	$0.02	$0.015	$0.015	$0.008

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

The number of record holders of the Company's common stock as of December 31, 2006, was 285. There were approximately 3,000 beneficial holders as of that date.

Dividends

There are currently present material restrictions that limit the ability of the Company to pay dividends on its common stock as it has a deficit in its stockholders' equity. The Company has not paid any dividends with respect to its common stock nor does it intend to do so in the foreseeable future.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934.  I/NET, Inc. cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements.  Words such as “May,” “Will,” “Expect,” “Believe,” “Anticipate,” “Intend,” and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report.  Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission.

Plan of Operation

The Company had limited operations in 2006 and generated $15,475 in revenue for the year ended December 31, 2006 and revenue of $39,746 for the year ended December 31, 2005. The Company decided to wind down its operations in the summer of 2006.  The Company’s plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

The Company is pursuing its search for a business opportunity primarily through its officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s shareholders. A description of the manner in which the Company will pursue the search for and participation in a business venture is described above.

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the fiscal years ended December 31, 2006 and 2005 were $4,735 and $6,343 respectively. Interest expense to related parties was $1,428 for the fiscal year ended December 31, 2006 and $1,028 for the fiscal year ended December 31, 2005.  The Company had net income for the fiscal year ended December 31, 2006 of $19,787 due to notes that had portions forgiven.  For the same period in 2005 the Company had a loss of $4,360.  Expenses consisted of professional fees to carry on software support, other professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to pay these expenses were obtained through loans from various sources.

The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating business. At that time, the Company will evaluate the need to hire additional employees.

Liquidity and Capital Resources

As of December 31, 2006, the Company had $38 in cash and no other assets.  Liabilities were $60,603 as of December 31, 2006 and consisted of $28,103 in accounts payable, $32,500 in advances and accruals payable to related parties.  Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company’s need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

Recent Changes in Securities

None.

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-2.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter, 2006.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of each officer and director of the Company.  All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Name	Age	Positions	Since

Jeff Jenson	35	CEO and Director	March 2006

Alex Ferries	33	Secretary/Treasurer/Director	March 2006

Steve Markee	61	Director	1986

The following is information on the business experience of each officer and director:

Jeff Jenson is the Managing Director of Tryant, LLC. Mr. Jenson has been a financial consultant to development stage businesses and public corporations for ten years. Formerly, Mr. Jenson was president of Jenson Services, a Utah merger and acquisition corporation. During his tenure at Jenson Services, Inc., Mr. Jenson completed upwards of 30 reorganizations at a rate of three to five transactions per year. Mr. Jenson was the founder of Vic’s Nutritional Products, Inc., which owned interests in twenty retail locations in shopping malls throughout the U.S. He is current President and director of Micro-Tech Identification Systems, Inc.

Alex Ferries has served as the Company's Secretary and Treasurer and a Director of I/NET, Inc. since July 2006.  He has been an associate at Tryant, LLC since February 2004. From July 2003 to January 2004, he worked part-time as an independent consultant, evaluating the merits of a potential retail pharmacy chain, which never materialized. He was not actively employed from January 2002 to July 2003. Mr. Ferries is President and Director of Wrap-N-Roll USA, Inc., Secretary and Director of AcuRx, Inc., and Secretary and Director of West Coast Car Company.

Stephen J. Markee, Director: Mr. Markee is 61 years of age. He received a BS Degree from Ferris State University in 1970 and an MBA from Western Michigan University ("WMU") in 1971. He is a licensed certified public accountant in the state of Michigan. Mr. Markee served in the United States Army during the Viet Nam conflict, and was decorated and medically retired in 1968. After completing his education, he served as assistant Auditor General for the State of Michigan before joining WMU as Director of Internal Auditing in 1976. While at WMU, he also taught accounting classes in the MBA program. He then changed directions, from public to private sector, as Vice President of Planning and Control for a division of Standex International Corporation, where he was responsible for information systems, accounting, and human resources. He joined I/NET in 1985 as President and CEO. He has guided I/NET to a successful equity partnership with IBM, and engineered the sale of intellectual property rights to IBM. Mr. Markee has served on the Board of Directors of the Kalamazoo County Chamber of Commerce, Chairman of the Kalamazoo County Convention and Visitors Bureau, Past President of the local chapter of the Institute of Management Accountants, and President of the Parchment Schools Foundation. He is a frequent speaker to civic and business groups, and has appeared on the Financial News Network ("FNN"). company, he also directed projects in natural language understanding, intelligent control and smart web sites. He worked extensively on research for the National Aeronautics and Space Administration (NASA), specializing in the areas of complex event recognition and intelligent information workbenches. He has published extensively in these areas.

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

Board and Committee Meetings

In the fiscal year ended December 31, 2006, the board of directors of the Company acted by written consent 2 times to approve the appointment of new officers and directors and to approve a proposal to stockholders for a 200 to 1 reverse stock split, name change and other matters. There are no standing committees of the board of directors. Due to the fact the Company has no active operations and its assets consist entirely of a nominal amount of cash, the board of directors determined that it is not necessary or practical for the Company to establish an audit committee, recruit a financial expert to serve on the board, or adopt a code of ethics applicable to its chief executive and financial officers.

Section 16(a) Filing Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Item 10. Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2006 and 2005.  The following table summarizes all compensation for fiscal years 2006 and 2005 received by all of officers in fiscal year 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jeff Jenson President and Director	2006 2005	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Alex Ferries Secretary, Treasurer and Director	2006 2005	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Steven Markee President, Secretary, Treasurer and Director	2006 2005	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Director Compensation

No director received compensation for services during the fiscal year ended December 31, 2006.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of March 10, 2007, certain information regarding the ownership of the Company’s capital stock by the following persons on such date: each of the directors and executive officers, each person who is known to be a beneficial owner of more than 5% of any class of our voting stock, and all of our officers and directors as a group. Unless otherwise indicated below, to our knowledge, all persons listed below had sole voting and investing power with respect to their shares of capital stock, except to the extent authority was shared by spouses under applicable community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 10, 2007 were deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and was based on 50,000,000 shares of the Common Stock issued and outstanding as of March 10, 2007.

Title of Class	Name and Address Of Beneficial Owners	Amount and Nature Of Beneficial Ownership	Percent Of Class
Common Stock	Jeff Jenson (1) (2) 1608 W 2225 S Woods Cross, UT 84087	25,500,001	51%
	Alex Ferries (1) 1608 W 2225 S Woods Cross, UT 84087	-	-%
	Steve Markee (1) 5587 Texas Drive Kalamazoo, MI 49009	901,283	1.8%
	All officers and directors as a group (3 persons)	26,401,284	52.8%

 __________

(1)	Officer and Director of I/NET, Inc.
(2)	Consists of shares owned by Tryant, LLC, of which Mr. Jenson is the managing member.

Item 12.  Certain Relationships, Related Transactions and Director Independence.

The Company utilizes office space at 1608 W 2225 S, Woods Cross, Utah 84087, provided by Jeff Jenson, an officer and director of the Company. It does not pay rent for this office space.

Item 13.  Exhibits.

Exhibit #	Title	Location

31.1	Certification of the Principal Executive Officer pursuant to	Attached
Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to	Attached
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to	Attached
U.S.C. Section 1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002***

32.2	Certification of the Principal Financial Officer pursuant to	Attached
U.S.C. Section 1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002***

*

Incorporated by reference. Filed as exhibit to Form 10-SB filed September 26, 2005

***

The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $0 for fiscal year ended 2005 and $40,000 for fiscal year ended 2006. The audit fees for 2006, included the auditing of periods from December 31, 2002 through December 2005. The audit fees for 2006 were paid by Tryant, LLC a shareholder of the Company.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2005 and 2006.

Tax Fees

Fees for tax compliance, tax advice and tax planning for the fiscal year 2005 was $0 and $10,000 for 2006.

All Other Fees

There were no other fees billed in 2006 or 2005.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I/NET, INC.

Date: March 30, 2007

/s/ Jeff Jenson

Jeff Jenson

Chief Executive Officer

Date: March 30, 2007

/s/ Alex Ferries

Alex Ferries

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jeff Jenson

By: /s/ Alex Ferries

Jeff Jenson, Director

Alex Ferries, Director

Date: March 30, 2007

Date: March 30, 2007

I/NET, Inc.

Financial Statements

Years Ended December 31, 2006 and 2005

I/NET, Inc.

Contents

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements:

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Capital Deficit	F-6

Statements of Cash Flows	F-7

Summary of Accounting Policies	F-8 and F-9

Notes to Financial Statements	F-10 – F-12

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

I/NET, Inc.

Woods Cross, Utah

We have audited the accompanying balance sheets of I/NET, Inc. as of December 31, 2006 and 2005 and the related statements of operations, capital deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I/NET, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from its operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a gong concern. Management’s plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Certified Public Accountants

BDO Seidman, LLP

Kalamazoo, Michigan

March 30, 2007

I/NET, Inc.

Balance Sheet

December 31,	2006	2005
Assets (Notes 3 & 4)
Current:
Cash and Cash Equivalents	$38	$1,656
Trade Receivables	-	8,867
Total Current Assets	38	10,523

Total Assets	$38	$10,523

Liabilities and Capital Deficit
Current Liabilities:
Note payable to bank (Note 2)	$-	$34,500
Accounts Payable	28,103	73,875
Accruals	10,000	10,000
Advances from stockholders (Note 3)	13,500	13,500
Current Maturities of Long Term Debt to Stockholders (Note 4)	9,000	9,000
Total Current Liabilities	60,603	140,875

Capital Deficit
Common Stock, $.001 par value
50,000,000 shares authorized;
50,000,000 issued and outstanding at December 31, 2006; 35,070,509 issued and outstanding at December 31, 2005 (Note 9)	50,000	35,071
Additional paid-in capital	12,843,710	12,808,639
Deficit	(12,954,275)	(12,974,062)
Total Capital Deficit	(60,565)	(130,352)

Total Liabilities and Capital Deficit	$38	$10,523

See accompanying report of independent registered public accounting firm,

summary of accounting policies and notes to financial statements.

I/NET, Inc.

Statements of Operations

Year Ended December 31,	2006	2005
Revenues (Note 5)	$15,475	$39,746
Cost of Goods Sold	19,116	37,937
Gross Profit (Loss)	(3,641)	1,809

Selling, General, and Administrative Expenses	5,483	6,343
Operating Loss	(9,124)	(4,534)

Other Income/(Expense):
Gain on extinguishment of Debt (Note 2)	30,339	1,010
Interest Expense, net of interest income	(1,428)	(1,028)
Miscellaneous	-	192
Total Other Income	28,911	174

Net Income (Loss)	$19,787	$(4,360)

Net Earnings per Share (Note 9)	$-	$-

Average Number of Basic Common Shares Outstanding (Note 9)	38,802,882	35,070,509
Average Number of Diluted Common Shares Outstanding
(Note 9)	38,802,882	35,070,509

See accompanying report of independent registered public accounting firm,

summary of accounting policies and notes to financial statements.

I/NET, Inc.

Statements of Capital Deficit

	Common Stock		Additional Paid
	Shares	Amount	in Capital	Deficit	Total

Balance, January 1, 2005	35,070,509	$35,071	$12,808,639	($12,969,702)	($125,992)

Net loss for the year	-	-	-	($4,360)	($4,360)
Balance, December 31, 2005	35,070,509	$35,071	$12,808,639	($12,974,062)	($130,352)

Net Income for the year	-	-	-	$19,787	$19,787
Issuance of Stock	14,929,491	$14,929	$35,071	-	$50,000
Balance, December 31, 2006	50,000,000	$50,000	$12,843,710	(12,954,275)	($60,565)

See accompanying report of independent registered public accounting firm,

summary of accounting policies and notes to financial statements.

I/NET, Inc.

Statements of Cash Flows

Year Ended December 31,	2006	2005
Operating Activities: (Note 8)
Net Income (Loss)	$19,787	$(4,360)
Gain on extinguishment of debt	(30,339)	(1,010)
Changes in assets and liabilities:
Receivables	8,867	6,160
Deposits	-	2,552
Accounts Payable	(39,933)	(8,224)
Accruals	-	423
Cash Used in Operating Activities	(41,618)	(4,459)

Financing Activities:
Net change in note payable to bank	(10,000)	-
Proceeds from issuance of common stock	50,000	-
Proceeds from issuance of notes to stockholders		2,000
Cash Provided by Financing Activities	40,000	2,000

Decrease in Cash	(1,618)	(2,459)
Cash, Beginning of Year	1,656	4,115
Cash, End of Year	$38	$1,656

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

Trade Receivables

Trade receivables are customer obligations due under normal trade terms. The Company’s management continually evaluates customers’ financial condition and credit worthiness. All receivables are deemed collectible and no allowance for doubtful accounts has been established.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, notes payable, accounts payable, and long-term debt.  Due to the short-term nature of the items, other than long-term debt, and the variable interest rates on a substantial portion of the long-term debt, management estimates that carrying amounts of the Company’s financial instruments approximate their fair values at December 31, 2006 and 2005.

See accompanying report of independent registered public

accounting firm and  notes to financial statements.

I/NET, Inc.

Summary of Accounting Policies

1.	Business

The Company operated in one segment consisting of software development and Internet consulting services, support services, and contract services.  The Company did not operate based upon product lines but as one business unit. As of September 30, 2006, the Company discontinued its business operations.

2.	Note Payable to Bank

During March, 2002, the Company obtained a $35,000 unsecured line-of-credit from a bank which expired in January, 2006. Interest was payable at the bank’s prime rate plus 3% (effectively 10.25% at December 31, 2005). The Company had $34,500 outstanding under this agreement as of December 31, 2005.

During the year ended 2006, the Company negotiated the extinguishment of this note for $10,000 in cash.

3.	Short-Term Advances from Stockholders	Advances from stockholders consist of the following:

December 31,	2006	2005

Non-interest bearing notes payable to stockholders, due on demand.
	$ 13,500	$ 13,500

Total	$ 13,500	$ 13,500

4.	Long-Term Debt	Long-term debt consists of the following:

December 31,	2006	2005
Notes payable to stockholders, bearing interest at 8%, due currently, secured by all the Company's assets.

	$ 9,000	$ 9,000

5.	Major Customers	The Company provided Internet products, web site consulting services, support services, and contract services to major customers as follows:

Year ended December 31,	2006	2005

Customer A	12%	10%
Customer B	4%	46%

See accompanying report of independent registered public accounting firm.

I/NET, Inc.

Notes to Financial Statements

6.	Taxes on Income	Income taxes are calculated using the liability method.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets are as follows:

December 31,	2006	2005

Deferred tax assets
Net operating loss carryforward	$ 2,560,000	$ 2,567,000
Valuation allowance	(2,560,000)	(2,567,000)

	$ -	$ -

As of December 31, 2006 and 2005, the Company had net operating loss carryforwards of approximately $7,528,000 and $7,549,000, respectively, available to reduce future taxable income. These carryforwards expire from 2007 through 2012.

The net operating loss carryforward requires the Company to record a deferred tax asset. Management has elected to record a valuation allowance for the entire balance of the deferred tax asset due to the uncertainty of its future realization.

7.	Employee Benefit Plan

The Company had a profit sharing and defined contribution retirement plan covering substantially all employees.  Under the plan, employees could make tax deferred voluntary contributions which, at the discretion of the Company’s Board of Directors, could be matched within certain limits by the Company.  In addition, the Company could make additional discretionary contributions to the plan as profit sharing contributions.  All contributions to the plan were limited by applicable Internal Revenue Code regulations.  There were no company contributions charged against operations in 2006 and 2005.

See accompanying report of independent registered public accounting firm.

I/NET, Inc.

Notes to Financial Statements

8.	Supplemental Disclosure of Cash Flow Information	Interest paid for the years ended December 31, 2006 and 2005 was $0 and $1,000 respectively. The Company paid no income taxes or received any interest income during 2006 and 2005.

9.	Earnings (Loss) Per Share	A reconciliation of shares used in calculating basic and diluted earnings (loss) per share are as follows:

Year ended December 31,	2006	2005

Basic	38,802,882	35,070,509

Diluted	38,802,882	35,070,509

10.	Continued Existence

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

The Company’s management decided to wind up all business operations related to the former products sold by I/NET. As a courtesy to its former customers who were still using I/NET’s software products, the Company has contracted with a former employee to provide ongoing software support. As this subcontractor has been compensated for providing support services, he agreed to assume full responsibility for the support obligations. With this transfer of obligation the Company has no other obligations to provide future services. The Company paid approximately $17,000 to the subcontractor during 2006 and has no additional required payments.

See accompanying report of independent registered public accounting firm.