Form 10QSB
period 2007-03-31
I NET INC
filed 2007-05-21
CIK 789860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

           ACT OF 1934

               For the quarterly period ended March 31, 2007

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2007:  50,000,000 shares of common stock.

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

I/NET, Inc.

Condensed Consolidated Balance Sheet

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$23	$38

TOTAL ASSETS	$23	$38
LIABILITIES & CAPITAL DEFICIT

Current Liabilities:
Accounts Payable	$30,624	$28,103
Accrued compensation and related taxes	10,000	10,000
Advances from stockholders	22,500	22,500
Total Current Liabilities	63,124	60,603
Deficit
Common stock, $.001 par value - 50,000,000 authorized; 50,000,000 issued and outstanding	50,000	50,000
Additional paid-in capital	12,843,710	12,843,710
Deficit	(12,956,811)	(12,954,275)
Total Capital Deficit	(63,101)	(60,565)

TOTAL LIABILITIES & CAPITAL DEFICIT	$23	$38

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

I/NET, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarter Ended March 31,

	2007	2006

Revenues	$-	$10,315
Cost of Revenues	-	12,646

Gross Loss	-	(2,331)

Selling, General and Administrative Expenses	2,536	468

Loss from Operations	(2,536)	(2,799)

Interest Expense, net of interest income	-	(714)

Net Loss	$(2,536)	$(3,513)

Net Loss per Share - Basic and Diluted	$-	$-

Average Number of Basic Common Shares Outstanding	50,000,000	35,070,509

Average Number of Diluted Common Shares Outstanding	50,000,000	35,070,509

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

I/NET, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended March 31,

	2007	2006
OPERATING ACTIVITIES:
Net loss	$(2,536)	$(3,513)
Changes in assets and liabilities:
Accounts receivable	-	5,059
Accounts payable and accruals	2,521	(2,502)

Cash Used in Operating Activities	(15)	(956)

Decrease in Cash	(15)	(956)

Cash, beginning of period	38	1,656

Cash, end of period	$23	$700

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company’s management continually evaluates customers’ financial condition and credit worthiness. All receivables are deemed collectible and no allowance for doubtful accounts has been established. No receivables existed as of March 31, 2007 and 2006.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, notes payable and accounts payable.  Due to the short-term nature of the items, management estimates that carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2007.

See accompanying notes to condensed consolidated financial statements.

I/NET, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Business

The Company operated in one segment consisting of software development and Internet consulting services.  The Company did not operate based upon product lines but as one business unit.   As of September 30, 2006 the Company discontinued its business operations.

Note 2 – Short-Term Advances from Stockholders

Advances from stockholders consist of the following:

	March 31,	December 31,
	2007	2006

Non-interest bearing notes payable to stockholders,
due on demand	$13,500	$13,500

Non-interest bearing notes payable to stockholders,
due currently, secured by all the Company’s assets	9,000	9,000
Total	$22,500	$22,500

I/NET, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Taxes on Income

Income taxes are calculated using the liability method.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of March 31, 2007 and December 31, 2006, the Company had net operating loss carryforwards of approximately $7,528,000 available to reduce future taxable income. These carryforwards expire from 2007 through 2012.

The net operating loss carryforward requires the Company to record a deferred tax asset of $3,000,000. Management has elected to record a valuation allowance for the entire balance of the deferred tax asset due to the uncertainty of its future realization.

Note 4 - Employee Benefit Plan

The Company had a profit sharing and defined contribution pension plan covering substantially all employees.  Under the plan, employees could make tax deferred voluntary contributions which, at the discretion of the Company’s Board of Directors, could be matched within certain limits by the Company.  In addition, the Company could make additional discretionary contributions to the plan as profit sharing contributions.  All contributions to the plan were limited by applicable Internal Revenue Code regulations.  There were no Company contributions charged against operations for the quarter ended March 31, 2006. The plan was terminated in 2006.

Note 5 – Loss Per Share

A reconciliation of shares used in calculating basic and diluted loss per share are as follows:

Quarter ended March 31,	2007	2006

Basic	50,000,000	35,070,509

Diluted	50,000,000	35,070,509

I/NET, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Continued Existence

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has a significant working capital deficit, and requires additional capital to continue its product development.

During the period ended December 31, 2006, the Company accepted an offer from Tryant, LLC for the acquisition of the Company.

The Company's management decided to wind up all business operations related to the former products sold by I/NET. As a courtesy to its former customers who were still using I/NET's software products, the Company has contracted with a former employee to provide ongoing software support. As this subcontractor has been compensated for providing support services, he agreed to assume full responsibility for the support obligations. With this transfer of obligation the Company has no other obligations to provide future services. The Company paid approximately $17,000 to the subcontractor during 2006 and has no additional required payments.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

For the three months ended March 31, 2007 and 2006

Revenue for the three months ended March 31, 2007 decreased by $10,315 (100%) to zero, when compared to the same period in 2006. See additional discussion in the Plan of Operation.

The cost of revenue for the three months ended March 31, 2007 decreased by $12,646 (100%) to zero, when compared to the same period in 2006.

General and administrative expenses for the three months ended March 31, 2007 increased by $2,068 (442%) to $2,536 as compared to the same period in 2006, mainly due to legal fees.

Net Loss for the three months ended March 31, 2007 decreased by $977 (28% improvement) to $(2,536) as compared to the same period in 2006.

Financial Condition

The Company had cash on hand of $23.

As of March 31, 2007, the Company's working capital deficit was $63,101, as compared to a deficit of $60,565 at December 31, 2006.

To meet its working capital needs, the Company will rely on advances from shareholders or equity investments from new or existing shareholders.

Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

Plan of Operation

The Company's plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

The Company is pursuing its search for a business opportunity primarily through its officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders. A description of the manner in which the Company will pursue the search for and participation in a business venture is described above.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     On April 15, 2007, the Board of Directors of I/NET, Inc., unanimously approved amendments to the Company's Certificate of Incorporation to (i) effect a reverse stock split whereby all outstanding shares of the Company's $.001 par value common stock ("Common Stock") will be reverse split on a 1-for-200 share basis; (ii) increase the authorized capital so that the Company is authorized to issue one hundred million (100,000,000) shares of $0.001 par value of Common Stock and ten million (10,000,000) shares of $0.001 par value of preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company's board of directors; and (iii) change the name of the Company to Ardmore Holding Corporation. On April 16, 2007, these amendments were approved by holders of a majority of the Common Stock. There were not then and are not now any shares of preferred stock authorized, issued or outstanding. The amendments to the Company's Certificate of Incorporation are expected to be effective on or about May 18, 2007.

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

I/NET, INC.

Date:  May 18, 2007

/s/ Jeff D. Jenson

Jeff D. Jenson

President and CEO

Date:  May 18, 2007

/s/  Alex Ferries

Alex Ferries

Secretary/Treasurer