Form 10QSB
period 2007-06-30
Ardmore Holding CORP
filed 2007-08-08
CIK 789860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

           ACT OF 1934

               For the quarterly period ended June 30, 2007

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

Commission file number 0-23806

Ardmore Holding Corporation

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2007:  1,000,198 shares of common stock.

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

Ardmore Holding Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$23	$38

TOTAL ASSETS	$23	$38
LIABILITIES & CAPITAL DEFICIT

Current Liabilities:
Accounts Payable	$46,460	$28,103
Accrued compensation and related taxes	10,000	10,000
Advances from stockholders	22,500	22,500
Total Current Liabilities	78,960	60,603
Deficit
Common stock, $.001 par value - 100,000,000 authorized; 1,000,198 issued and outstanding at June 30, 2007, 50,000,000 issued and outstanding at December 31, 2006	1,000	50,000
Preferred stock, $.001 par value - 10,000,000 authorized; No shares issued and outstanding	-	-
Additional paid-in capital	12,905,210	12,843,710
Deficit	(12,985,147)	(12,954,275)
Total Capital Deficit	(78,937)	(60,565)

TOTAL LIABILITIES & CAPITAL DEFICIT	$23	$38

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

Ardmore Holding Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues	$ -	$ 2,405	$ -	$ 12,720
Cost of Revenues	-	5,461	-	18,107

Gross Loss	-	(3,056)	-	(5,387)

Selling, General and Administrative Expenses	28,336	4,054	30,872	4,522

Loss from Operations	(28,336)	(7,110)	(30,872)	(9,909)

Interest Expense, net of interest income	-	(714)	-	(1,428)

Net Loss	$ (28,336)	$ (7,824)	$ (30,872)	$ (11,337)

Net Loss per Share Basic and Diluted	$ -	$ -	$ -	$ -

Average Number of Basic Common Shares Outstanding	408,375	35,070,509	329,188	35,070,509

Average Number of Diluted Common Shares Outstanding	408,375	35,070,509	329,188	35,070,509

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

Ardmore Holding Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$ (30,872)	$ (11,337)
Changes in assets and liabilities:
Trade receivables	-	8,119
Accounts payable and accruals	18,357	2,567

Cash Used in Operating Activities	(12,515)	(651)

FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock	12,500	-

Cash Provided by Financing Activities	12,500	-

Decrease in Cash	(15)	(651)

Cash, beginning of period	38	1,656

Cash, end of period	$ 23	$ 1,005

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

Ardmore Holding Corporation

Summary of Accounting Policies (Unaudited)

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company, Ardmore Holding Corporation (a Delaware corporation), and its wholly owned subsidiary, Ardmore Holding Corporation (a Michigan corporation), and its wholly owned subsidiary, Stek, Ltd. (a Caymanian Corporation).  Stek, Ltd., was formed to receive and hold shares of SEGOES, Ltd. (a privately held Caymanian corporation).  These shares were earned for the successful completion of the development, installation, and operation of the SEGOES web site, an Internet-based offshore asset management and trading system.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company’s management continually evaluates customers’ financial condition and credit worthiness. All receivables are deemed collectible and no allowance for doubtful accounts has been established. No receivables existed as of June 30, 2007 and December 31, 2006.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, notes payable and accounts payable.  Due to the short-term nature of the items, management estimates that carrying amounts of the Company’s financial instruments approximate their fair values at June 30, 2007.

See accompanying notes to condensed consolidated financial statements.

Ardmore Holding Corporation

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

Ardmore Holding Corporation

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Taxes on Income

Income taxes are calculated using the liability method.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2007 and December 31, 2006, the Company had net operating loss carryforwards of approximately $7,559,000 and $7,528,000 available to reduce future taxable income. These carryforwards expire from 2027.

The net operating loss carryforward requires the Company to record a deferred tax asset of $3,000,000. Management has elected to record a valuation allowance for the entire balance of the deferred tax asset due to the uncertainty of its future realization.

Note 4 - Employee Benefit Plan

The Company had a profit sharing and defined contribution pension plan covering substantially all employees.  Under the plan, employees could make tax deferred voluntary contributions which, at the discretion of the Company’s Board of Directors, could be matched within certain limits by the Company.  In addition, the Company could make additional discretionary contributions to the plan as profit sharing contributions.  All contributions to the plan were limited by applicable Internal Revenue Code regulations. The plan was terminated in September 2006.

Note 5 – Loss Per Share

A reconciliation of shares used in calculating basic and diluted loss per share, after the effect of the 200 to 1 reverse stock split in 2007 are as follows:

Quarter ended June 30,	2007	2006

Basic	408,375	35,070,509

Diluted	408,375	35,070,509

Ardmore Holding Corporation

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

For the six months ended June 30, 2007 and 2006

Revenue for the six months ended June 30, 2007 decreased by $12,720 (100%) to zero, when compared to the same period in 2006. See additional discussion in the Plan of Operation.

The cost of revenue for the six months ended June 30, 2007 decreased by $18,107 (100%) to zero, when compared to the same period in 2006.

General and administrative expenses for the six months ended June 30, 2007 increased by $26,350 (582%) to $30,872 as compared to the same period in 2006, mainly due to professional fees.

Net Loss for the six months ended June 30, 2007 increased by $19,535 (172%) to $(30,872) as compared to the same period in 2006.

For the three months ended June 30, 2007 and 2006

Revenue for the three months ended June 30, 2007 decreased by $2,405 (100%) to zero, when compared to the same period in 2006. See additional discussion in the Plan of Operation.

The cost of revenue for the three months ended June 30, 2007 decreased by $5,461 (100%) to zero, when compared to the same period in 2006.

General and administrative expenses for the three months ended June 30, 2007 increased by $24,282(598%) to $28,336 as compared to the same period in 2006, mainly due to professional fees.

Net Loss for the three months ended June 30, 2007 increased by $21,226 (298%) to $(28,336) as compared to the same period in 2006.

Financial Condition

The Company had cash on hand of $23.

As of June 30, 2007, the Company's working capital deficit was $78,937, as compared to a deficit of $60,565 at December 31, 2006.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

     On June 25, 2007, the Company issued 750,000 shares of Common Stock to Tryant, LLC for $12,500. Tryant, LLC has been paying the ongoing expenses of the Company.

Item 3.   Defaults Upon Senior Securities.

    None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     On April 15, 2007, the Board of Directors of Ardmore Holding Corporation, unanimously approved amendments to the Company's Certificate of Incorporation to (i) effect a reverse stock split whereby all outstanding shares of the Company's $.001 par value common stock ("Common Stock") will be reverse split on a 1-for-200 share basis; (ii) increase the authorized capital so that the Company is authorized to issue one hundred million (100,000,000) shares of $0.001 par value of Common Stock and ten million (10,000,000) shares of $0.001 par value of preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company's board of directors; and (iii) change the name of the Company to Ardmore Holding Corporation. On April 16, 2007, these amendments were approved by holders of a majority of the Common Stock. There were not then and are not now any shares of preferred stock authorized, issued or outstanding. The amendments to the Company's Certificate of Incorporation were effective June 11, 2007.

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

Ardmore Holding Corporation

Date:  August 8, 2007

/s/ Jeff D. Jenson

Jeff D. Jenson

President and CEO

Date:  August 8, 2007

/s/  Alex Ferries

Alex Ferries

Secretary/Treasurer