Form 10QSB
period 2007-09-30
Ardmore Holding CORP
filed 2007-11-07
CIK 789860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

           ACT OF 1934

               For the quarterly period ended September 30, 2007

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007:  1,000,198 shares of common stock.

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

Ardmore Holding Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$23	$38

TOTAL ASSETS	$23	$38
LIABILITIES & CAPITAL DEFICIT

Current Liabilities:
Accounts Payable	$51,579	$28,103
Accrued compensation and related taxes	10,000	10,000
Advances from stockholders	22,500	22,500
Total Current Liabilities	84,079	60,603
Deficit
Common stock, $.001 par value - 100,000,000 authorized; 1,000,198 issued and outstanding at September 30, 2007, 50,000,000 issued and outstanding at December 31, 2006	1,000	50,000
Preferred stock, $.001 par value - 10,000,000 authorized; No shares issued and outstanding	-	-
Additional paid-in capital	12,905,210	12,843,710
Deficit	(12,990,266)	(12,954,275)
Total Capital Deficit	(84,056)	(60,565)

TOTAL LIABILITIES & CAPITAL DEFICIT	$23	$38

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

Ardmore Holding Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues	$ -	$ 2,755	$ -	$ 15,475
Cost of Revenues	-	1,009	-	19,116

Gross Margin (Loss)	-	1,746	-	(3,641)

Selling, General and Administrative Expenses	5,119	131	35,991	4,653

Income/(Loss) from Operations	(5,119)	1,615	(35,991)	(8,294)

Other Income/(Expense)
Gain on Extinguishment of Debt	-	30,339	-	30,339

Interest Expense, net of interest income	-	-	-	(1,428)

Total Other Income	-	30,339	-	28,911

Net Income/(Loss)	$ (5,119)	$ 31,954	$ (35,991)	$ 20,617

Net Income (Loss) per Share Basic and Diluted	$ -	$ -	$ -	$ -

Average Number of Basic Common Shares Outstanding	1,000,198	48,864,060	514,751	39,718,886

Average Number of Diluted Common Shares Outstanding	1,000,198	48,864,060	514,751	39,718,886

See accompanying summary of accounting policies and notes to condensed consolidated financial statements.

Ardmore Holding Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net Income (loss)	$ (35,991)	$ 20,617
Gain on Extinguishment of Debt	-	(30,339)
Changes in assets and liabilities:
Trade receivables	-	8,867
Accounts payable and accruals	23,476	(40,681)

Cash Used in Operating Activities	(12,515)	(41,536)

FINANCING ACTIVITIES:

Net Change in Note Payable to Bank	-	(10,000)
Proceeds from issuance of Common Stock	12,500	50,000

Cash Provided by Financing Activities	12,500	40,000

Decrease in Cash	(15)	(1,536)

Cash, beginning of period	38	1,656

Cash, end of period	$ 23	$ 120

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company’s management continually evaluates customers’ financial condition and credit worthiness. All receivables are deemed collectible and no allowance for doubtful accounts has been established. No receivables existed as of September 30, 2007 and December 31, 2006.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, notes payable and accounts payable.  Due to the short-term nature of the items, management estimates that carrying amounts of the Company’s financial instruments approximate their fair values at September 30, 2007.

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

As of September 30, 2007 and December 31, 2006, the Company had net operating loss carryforwards of approximately $7,564,000 and $7,528,000 available to reduce future taxable income. These carryforwards expire from 2027.

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

Note 5 – Loss Per Share

A reconciliation of shares used in calculating basic and diluted loss per share, after the effect of the 200 to 1 reverse stock split in 2007 are as follows:

Nine Months ended September 30,	2007	2006

Basic	514,751	39,718,886

Diluted	514,751	39,718,886

Quarter ended September 30,	2007	2006

Basic	1,000,198	48,864,060

Diluted	1,000,198	48,864,060

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

The Company's management decided to wind up all business operations related to the former products sold by I/NET. As a courtesy to its former customers who were still using I/NET's software products, the Company contracted with a former employee to provide ongoing software support. As this subcontractor has been compensated for providing support services, he agreed to assume full responsibility for the support obligations. With this transfer of obligation the Company has no other obligations to provide future services. The Company paid approximately $17,000 to the subcontractor during 2006 and has no additional required payments.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

For the nine months ended September 30, 2007 and 2006

Revenue for the nine months ended September 30, 2007 decreased from $15,475 to zero, when compared to the same period in 2006. See additional discussion in the Plan of Operation.

The cost of revenue for the nine months ended September 30, 2007 decreased from $19,116 to zero, when compared to the same period in 2006.

General and administrative expenses for the nine months ended September 30, 2007 increased by $31,338 to $35,991 as compared to the same period in 2006, mainly due to professional fees.

During the nine months ended September 30, 2007, the Company recognized a net loss of $35,991 compared to net income of $20,617 for the same period in 2006. The main income component in 2006 was a one-time gain on extinguishment of debt in the amount of $30,339.

For the three months ended September 30, 2007 and 2006

Revenue for the three months ended September 30, 2007 decreased from $2,755 to zero, when compared to the same period in 2006. See additional discussion in the Plan of Operation.

The cost of revenue for the three months ended September 30, 2007 decreased from $1,009 to zero, when compared to the same period in 2006.

General and administrative expenses for the three months ended September 30, 2007 increased by $4,988 to $5,119 as compared to the same period in 2006, mainly due to professional fees.

During the three-month period ended September 30, 2007, the Company recognized a net loss of $5,119, compared to net income of $31,594 for the same eriod in 2006. The main income component in 2006 was due to a one-time gain on extinguishment of debt in the amount of $30,339.

Financial Condition

The Company had cash on hand of $23 at September 30, 2007.

As of September 30, 2007, the Company's working capital deficit was $84,056, as compared to a deficit of $60,565 at December 31, 2006.

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

The Company is pursuing its search for a business opportunity primarily through its officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, and members of the financial community, and others may present unsolicited proposals.

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

     None.

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

Ardmore Holding Corporation

Date:  November 7, 2007

/s/ Jeff D. Jenson

Jeff D. Jenson

President and CEO

Date:  November 7, 2007

/s/  Alex Ferries

Alex Ferries

Secretary/Treasurer