Form 10KSB
period 2007-12-31
Ardmore Holding CORP
filed 2008-03-31
CIK 789860

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-23806

Ardmore Holding Corp

(Name of small business issuer in its charter)

DELAWARE	87-0046720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1608 West 2225 South, Woods Cross, Utah	84087
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (801) 295-3400

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State issuer's revenues for its most recent fiscal year:

$-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

On March 27, 2008 the aggregate market value of the voting stock of Ardmore Holding Corp held by non-affiliates of the registrant was $103,400. There are approximately 94,000 shares of voting stock of the Issuer held by non-affiliates. These shares have been valued at $1.10 per share.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,000,198 shares of common stock, $.001 par value issued and outstanding as of March 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [  ] ; No [X]

PART I

Item 1.

Description of Business.

Our History

Ardmore Holding Corp, formerly I/NET, Inc. (the "Company" or "Ardmore") was organized under the laws of the state of Delaware in 1986 under the name of a predecessor corporation. The Company registered its initial public offering with the Securities and Exchange Commission in 1987. The Company provided professional services in the areas of software development and Internet-related consulting for businesses. It also developed and marketed computer software for mid-range computers, including International Business Machine's (IBM) AS/400 model.

Ardmore's business consisted of supporting software licenses to various customers employing the IBM AS/400 - iSeries computers. The business has been declining over the years, and there are no plans to replace this business.

During 2007 and 2006, the Company sold 875,000 post-stock split adjusted shares to Tryant, LLC, an unrelated party, which represented over 85% of the Company's oustanding shares. Subsequently, the Company's management decided to wind up all business operations related to the former products sold by I/NET. As a courtesy to its former customers who were still using I/NET's software products, the Company contracted with a former employee to provide ongoing software support. As this subcontractor has been compensated for providing support services, he agreed to assume full responsibility for the support obligations. With this transfer of obligation the Company has no other obligations to provide future services.

Our Business

Ardmore Holding Corp intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

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

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving "start up" or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our Company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

*

available technical, financial and managerial resources;

*

working capital and other financial requirements;

*

the history of operations, if any;

*

prospects for the future;

*

the nature of present and expected competition;

*

the quality and experience of management services which may be available and the depth of the management;

*

the potential for further research, development or exploration;

*

the potential for growth and expansion;

*

the potential for profit;

*

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

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

*

descriptions of product, service and company history; management resumes;

*

financial information;

*

available projections with related assumptions upon which they are based;

*

an explanation of proprietary products and services;

*

evidence of existing patents, trademarks or service marks or rights thereto;

*

present and proposed forms of compensation to management;

*

a description of transactions between the prospective entity and its affiliates;

*

relevant analysis of risks and competitive conditions;

*

a financial plan of operation and estimated capital requirements;

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to participate in a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

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

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

The Company's common stock is listed on the OTCBB under the ticker "AHLN". The approximate high and low bid prices for 2006 through 2007 were summarized by quarter below:

	2006*				2007*
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Hi	$1.60	$1.60	$4.00	$2.40	$3.60	$2.80	$1.20	$1.10
Low	$1.20	$1.20	$1.20	$1.20	$1.80	$1.20	$1.10	$1.10

* The stock prices shown for the first quarter of 2007 and earlier reflect a proforma split adjusted stock price. The 200 to 1 reverse stock split occurred on June 11, 2007.

The above quotations, as provided by OTC Bulletin Board, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Holders

The number of record holders of the Company's common stock as of December 31, 2007, was 285. There were approximately 3,000 beneficial holders as of that date.

Dividends

There are currently present material restrictions that limit the ability of the Company to pay dividends on its common stock as it has a deficit in its stockholders' equity. The Company has not paid any dividends with respect to its common stock nor does it intend to do so in the foreseeable future.

Item 6.

Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. Ardmore Holding Corp cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements. Words such as "May," "Will," "Expect," "Believe," "Anticipate," "Intend," and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report. Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission.

Plan of Operation

The Company had limited operations in 2007 and generated $0 in revenue for the year ended December 31, 2007 and revenue of $15,475 for the year ended December 31, 2006. The Company decided to wind down its operations in the summer of 2006. The Company's plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

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

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the fiscal years ended December 31, 2007 and 2006 were $36,013 and $5,483 respectively, which resulted in a net loss for 2007. Interest expense to related parties was $0 for the fiscal year ended December 31, 2007 and $1,428 for the fiscal year ended December 31, 2006. The Company had net income for the fiscal year ended December 31, 2006 of $19,787 due to notes that had portions forgiven. Expenses consisted of professional fees to carry on software support, other professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to pay these expenses were obtained through loans from various sources and the issuance of stock.

The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating business. At that time, the Company will evaluate the need to hire additional employees.

Liquidity and Capital Resources

As of December 31, 2007, the Company had $23 in cash and no other assets. Liabilities were $84,101 as of December 31, 2007 and consisted of $30,568 in accounts payable, $32,500 in advances and accruals payable to related parties and $21,033 in a note payable to a related party. Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, there is substantial doubt about its ability to continue as a going concern.

The Company has no off-balance sheet arrangements.

Recent Changes in Securities

None.

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-2.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

Item 8A(T). Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our officers and directors concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
   Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.
    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.
    Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter, 2007.

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

Name	Age	Positions	Since

Jeff Jenson	36	CEO/President and Director	March 2006

Alex Ferries	34	CFO/Secretary/Treasurer/Director	March 2006

Steve Markee	62	Director	1986

The following is information on the business experience of each officer and director:

Jeff Jenson has been the Managing Director of Tryant, LLC since March 2004. Prior to that, Mr. Jenson was President of Jenson Services, a position he held for ten years. He is also currently President and director of UAGH, Inc.

Alex Ferries has served as the Company's Secretary and Treasurer and a Director of I/NET, Inc. since July 2006. He has been an associate at Tryant, LLC since February 2004. From July 2003 to January 2004, he worked part-time as an independent consultant, evaluating the merits of a potential retail pharmacy chain, which never materialized. He was not actively employed from January 2002 to July 2003. Mr. Ferries is President and Director of Wrap-N-Roll USA, Inc., Secretary and Director of UAGH, Inc.

Stephen J. Markee, Director: Mr. Markee is 62 years of age. He received a BS Degree from Ferris State University in 1970 and an MBA from Western Michigan University ("WMU") in 1971. He is a licensed certified public accountant in the state of Michigan. Mr. Markee served in the United States Army during the Viet Nam conflict, and was decorated and medically retired in 1968. After completing his education, he served as assistant Auditor General for the State of Michigan before joining WMU as Director of Internal Auditing in 1976. While at WMU, he also taught accounting classes in the MBA program. He then changed directions, from public to private sector, as Vice President of Planning and Control for a division of Standex International Corporation, where he was responsible for information systems, accounting, and human resources. He joined I/NET in 1985 as President and CEO. He has guided I/NET to a successful equity partnership with IBM, and engineered the sale of intellectual property rights to IBM. Mr. Markee has served on the Board of Directors of the Kalamazoo County Chamber of Commerce, Chairman of the Kalamazoo County Convention and Visitors Bureau, Past President of the local chapter of the Institute of Management Accountants, and President of the Parchment Schools Foundation. He is a frequent speaker to civic and business groups, and has appeared on the Financial News Network ("FNN"). He also directed projects in natural language understanding, intelligent control and smart web sites. He worked extensively on research for the National Aeronautics and Space Administration (NASA), specializing in the areas of complex event recognition and intelligent information workbenches. He has published extensively in these areas.

Family Relationships

None.

Code of Ethics

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct and included it as an exhibit to this Form 10-KSB.

Nominating Committee

Ardmore Holding Corp does not have a Nominating Committee or Nominating Committee Charter. Our current officers and directors perform some of the functions associated with a Nominating Committee. Ardmore Holding Corp has elected not to have a Nominating Committee in that it has no substantial business activity and has limited resources.

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

Board and Committee Meetings

In the fiscal year ended December 31, 2007, the board of directors of the Company acted by written consent to approve a proposal to stockholders for a 200 to 1 reverse stock split, name change and other matters. There are no standing committees of the board of directors. Due to the fact the Company has no active operations and its assets consist entirely of a nominal amount of cash, the board of directors determined that it is not necessary or practical for the Company to establish an audit committee, recruit a financial expert to serve on the board, or adopt a code of ethics applicable to its chief executive and financial officers.

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

Item 10. Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2007 and 2006. The following table summarizes all compensation for fiscal years 2007 and 2006 received by all of our officers.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jeff Jenson President and Director	2007 2006	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Alex Ferries CFO, Secretary, Treasurer and Director	2007 2006	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Steven Markee Director	2007 2006	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Director Compensation

No director received compensation for services during the fiscal year ended December 31, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 27, 2008, the number and percentage of the 1,000,198 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address Of Beneficial Owners	Amount and Nature Of Beneficial Ownership	Percent Of Class
Common Stock	Jeff Jenson (1) (2) 1608 W 2225 S Woods Cross, UT 84087	875,000	87.5%
	Alex Ferries (1) 1608 W 2225 S Woods Cross, UT 84087	-	-%
	Steve Markee (1) 5587 Texas Drive Kalamazoo, MI 49009	4,507	0.45%
	All officers and directors as a group (3 persons)	879,507	87.95%

__________

(1)	Officer and Director of Ardmore Holding Corp
(2)	Consists of shares owned by Tryant, LLC, of which Mr. Jenson is the managing member.

Item 12. Certain Relationships, Related Transactions and Director Independence.

The Company utilizes office space at 1608 W 2225 S, Woods Cross, Utah 84087, provided by Jeff Jenson, an officer and director of the Company. It does not pay rent for this office space.

Item 13. Exhibits.

Exhibit #	Title	Location

3(i)	Certificate of Incorporation	*

3(ii)	Bylaws	*

14	Code of Ethics	Attached

31.1	Certification of the Principal Executive Officer pursuant to	Attached
Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to	Attached
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to	Attached
U.S.C. Section 1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002***

32.2	Certification of the Principal Financial Officer pursuant to	Attached
U.S.C. Section 1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002***

*

The Certificate of Incorporation is incorporated by reference. Filed as Exhibit 2 to Form 8-A/A filed October 2, 2003.

The Bylaws of the Company are incorporated by reference. Filed as Exhibit 99 to Form 8-K/A filed March 13, 2008.

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

(b) Reports on Form 8-K.

The Company filed a Form 8-K subsequent to the date of this report on February 26, 2008 reporting Item 5.03.

The Company filed a Form 8-K/A subsequent to the date of this report on March 13, 2008 reporting Item 5.03.

Item 14. Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statement and review of financial statements included in the Company's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $0 for fiscal year ended 2007, and $40,000 for fiscal year ended 2006. The audit fee billed in 2006 included the auditing of periods from December 31, 2002 through December 31, 2005. The audit fees for 2007 and 2006 were paid by Tryant, LLC a shareholder of the Company.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2005 and 2006.

Tax Fees

Fees for tax compliance, tax advice and tax planning for the fiscal year 2007 was $0 and $10,000 for 2006.

All Other Fees

There were no other fees billed in 2007 or 2006.

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

Ardmore Holding Corp

Date: March 31, 2008

/s/ Jeff Jenson

Jeff Jenson

Chief Executive Officer

Date: March 31, 2008

/s/ Alex Ferries

Alex Ferries

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jeff Jenson

By: /s/ Alex Ferries

Jeff Jenson, Director

Alex Ferries, Director

Date: March 31, 2008

Date: March 31, 2008

Ardmore Holding Corp

Financial Statements

Years Ended December 31, 2007 and 2006

Ardmore Holding Corp

Contents

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements:

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Capital Deficit	F-6

Statements of Cash Flows	F-7

Summary of Accounting Policies	F-8 and F-9

Notes to Financial Statements	F-10 - F-12

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Ardmore Holding Corp

Woods Cross, Utah

We have audited the accompanying balance sheets of Ardmore Holding Corp (formerly I/Net, Inc.) as of December 31, 2007 and 2006 and the related statements of operations, capital deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardmore Holding Corp at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from its operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a gong concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Certified Public Accountants

Kalamazoo, Michigan

March 31, 2008

Ardmore Holding Corp

Balance Sheet

December 31,	2007	2006
Assets (Note 4)
Current:
Cash and cash equivalents	$ 23	$ 38

Liabilities and Capital Deficit
Current Liabilities:
Note payable to related party (Note 2)	$21,033	$-
Accounts payable	30,568	28,103
Accruals	10,000	10,000
Advances from stockholders (Note 3)	13,500	13,500
Current maturities of long term debt to stockholders (Note 4)	9,000	9,000
Total Current Liabilities	84,101	60,603

Capital Deficit
Common Stock, $.001 par value
50,000,000 shares authorized at December 31, 2006;
100,000,000 shares authorized at December 31, 2007;
250,000 issued and outstanding at December 31, 2006; 1,000,198 issued and outstanding at December 31, 2007 (Note 9)	1,000	250
Additional paid-in capital	12,905,210	12,893,460
Deficit	(12,990,288)	(12,954,275)
Total Capital Deficit	(84,078)	(60,565)

Total Liabilities and Capital Deficit	$23	$38

See accompanying report of independent registered public accounting firm,

summary of accounting policies and notes to financial statements.

Ardmore Holding Corp

Statements of Operations

Year Ended December 31,	2007	2006
Revenues (Note 5)	$-	$15,475
Cost of Goods Sold	-	19,116
Gross Loss	-	(3,641)

Selling, General, and Administrative Expenses	36,013	5,483
Operating Loss	(36,013)	(9,124)

Other Income/(Expense):
Gain on extinguishment of Debt (Note 2)	-	30,339
Interest Expense, net of interest income	-	(1,428)
Total Other Income	-	28,911

Net Income (Loss)	$(36,013)	$19,787

Net Earnings per Share (Note 9)	$-	$-

Average Number of Basic and Diluted Common Shares Outstanding (Note 9)	637,429	194,014

See accompanying report of independent registered public accounting firm,

summary of accounting policies and notes to financial statements.

Ardmore Holding Corp

Statements of Capital Deficit

	Common Stock		Additional Paid
	Shares	Amount	in Capital	Deficit	Total

Balance, January 1, 2006	175,353	$175	$12,843,535	($12,974,062)	($130,352)

Net income for the year	-	-	-	19,787	19,787
Issuance of Common Stock	74,647	75	49,925	-	50,000
Balance, December 31, 2006	250,000	250	12,893,460	(12,954,275)	(60,565)

Fractional share round up due to reverse stock split	198	0	0	-	-

Issuance of Common Stock	750,000	750	11,750	-	12,500

Net loss for the year	-	-	-	(36,013)	(36,013)
Balance, December 31, 2007	1,000,198	$1,000	$12,905,210	($12,990,288)	($84,078)

See accompanying report of independent registered public accounting firm,

summary of accounting policies and notes to financial statements.

Ardmore Holding Corp

Statements of Cash Flows

Year Ended December 31,	2007	2006
Operating Activities: (Note 8)
Net Income (Loss)	$(36,013)	$19,787
Gain on extinguishment of debt	-	(30,339)
Changes in assets and liabilities:
Receivables	-	8,867
Accounts Payable	2,465	(39,933)
Cash Used in Operating Activities	(33,548)	(41,618)

Financing Activities:
Net change in note payable to bank	-	(10,000)
Proceeds from issuance of common stock	12,500	50,000
Proceeds from issuance of notes payable	21,033	-
Cash Provided by Financing Activities	33,533	40,000

Decrease in Cash	(15)	(1,618)
Cash, Beginning of Year	38	1,656
Cash, End of Year	$23	$38

See accompanying report of independent registered public accounting firm,

summary of accounting policies and notes to financial statements.

Ardmore Holding Corp

Summary of Accounting Policies

Basis of Presentation

The financial statements include the accounts of the Company, Ardmore Holding Corp (a Delaware corporation), and its wholly owned subsidiary, I/NET, Inc. (a Michigan corporation), and its wholly owned subsidiary, Stek, Ltd. (a Caymanian Corporation). Stek, Ltd., which was formed to receive and hold shares of SEGOES, Ltd. (a privately held Caymanian corporation). These shares were earned for the successful completion of the development, installation, and operation of the SEGOES web site, an Internet-based offshore asset management and trading system. SEGOES is now dormant.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents; however, none existed at either December 31, 2007 or 2006.

Trade Receivables	Trade receivables had reflected customer obligations due under normal trade terms. The Company's management continually evaluated customers' financial condition and credit worthiness.

Developed Computer Software

Software development costs and certain product enhancements, when significant, were capitalized subsequent to the establishment of technological feasibility for the product and prior to the product's general release to customers.

Costs incurred prior to technological feasibility or subsequent to the product's general release to customers, as well as selling, general, and administrative costs associated with the products, were expensed as incurred.

Revenue Recognition

Revenues for the sale of the Company's Internet products were recognized when the customer has accepted the product. The Company recorded its revenues from consulting contracts on a monthly basis, as amounts were invoiced for time and expenses incurred.

See accompanying report of independent registered public

accounting firm and notes to financial statements.

Ardmore Holding Corp

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, notes payable, accounts payable, and long-term debt. Due to the short-term nature of the items, management estimates that carrying amounts of the Company's financial instruments approximate their fair values at December 31, 2007 and 2006.

See accompanying report of independent registered public

accounting firm and notes to financial statements.

Ardmore Holding Corp

Summary of Accounting Policies

1.	Business

Through September 2006, the Company operated in one segment consisting of software development and Internet consulting services, support services, and contract services. The Company did not operate based upon product lines but as one business unit. As of September 30, 2006, the Company discontinued its business operations and currently has no business activities other than to participate in an unspecified business opportunity. As of September 30, 2006, the Company is a shell company.

2.	Note Payable to Related Party

During 2007 the Company borrowed money from Tryant, LLC, a shareholder and related party of the Company, to pay for various expenses of the Company. This loan is in the form of a non-interrest bearing, due on demand, unsecured note payable. As of December 31, 2007, the note payable balance is $21,033.

During the year ended 2006, the Company negotiated the extinguishment of an unsecured note payable to a bank for $10,000 in cash, thereby recognizing a gain of $30,339.

3.	Short-Term Advances from Stockholders	Advances from stockholders consist of the following:

December 31,	2007	2006

Non-interest bearing notes payable to stockholders, due on demand.
	$ 13,500	$ 13,500

4.	Long-Term Debt	Long-term debt consists of the following:

December 31,	2007	2006
Notes payable to stockholders, bearing interest at 8%, due currently, secured by all the Company's assets.

	$ 9,000	$ 9,000

5.	Major Customers	The Company provided Internet products, web site consulting services, support services, and contract services to a major customer as follows:

Year ended December 31,	2007	2006

Customer A	-%	12%

See accompanying report of independent registered public accounting firm.

Ardmore Holding Corp

Notes to Financial Statements

6.	Taxes on Income	Income taxes are calculated using the liability method.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets are as follows:

December 31,	2007	2006

Deferred tax assets
Net operating loss carryforward	$ 2,546,000	$ 2,560,000
Valuation allowance	(2,546,000)	(2,560,000)

	$ -	$ -

As of December 31, 2007 and 2006, the Company had net operating loss carryforwards of approximately $7,488,000 and $7,528,000, respectively, available to reduce future taxable income. These carryforwards expire from 2008 through 2013.

The net operating loss carryforward requires the Company to record a deferred tax asset. Management has elected to record a valuation allowance for the entire balance of the deferred tax asset due to the uncertainty of its future realization.

7.	Employee Benefit Plan

The Company had a profit sharing and defined contribution retirement plan covering substantially all employees. Under the plan, employees could make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, could be matched within certain limits by the Company. In addition, the Company could make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan were limited by applicable Internal Revenue Code regulations. There were no company contributions charged against operations in 2007 and 2006. This plan was terminated in 2006.

See accompanying report of independent registered public accounting firm.

Ardmore Holding Corp

Notes to Financial Statements

8.	Supplemental Disclosure of Cash Flow Information	No interest was paid for the years ended December 31, 2007 and 2006. The Company paid no income taxes during 2007 and 2006.

9.	Earnings (Loss) Per Share

On April 15, 2007, the Board of Directors of I/NET, Inc., unanimously approved amendments to the Company's Certificate of Incorporation to (i) effect a reverse stock split whereby all outstanding shares of the Company's $.001 par value common stock ("Common Stock") will be reverse split on a 1-for-200 share basis; (ii) increase the authorized capital so that the Company is authorized to issue one hundred million (100,000,000) shares of $0.001 par value of Common Stock and ten million (10,000,000) shares of $0.001 par value of preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company's board of directors; and (iii) change the name of the Company to Ardmore Holding Corporation. On April 16, 2007, these amendments were approved by holders of a majority of the Common Stock. All share and per share information has been retroactively adjusted for the stock split. A reconciliation of shares used in calculating basic and diluted earnings (loss) per share are as follows:

Year ended December 31,	2007	2006

Basic	637,429	194,014

Diluted	637,429	194,014

10.	Continued Existence

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has a significant working capital deficit, and requires additional capital to continue its business activities. These factors result in a substantial doubt as to whether the Company can continue as a going concern..

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