Form 10-Q
period 2008-03-31
Ardmore Holding CORP
filed 2008-05-14
CIK 789860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-23806

Ardmore Holding Corporation

(Exact name of registrant as specified in its charter)

Delaware	87-0046720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1608 W 2225 S, Woods Cross, Utah	84087
(Address of principal executive offices)	(Zip Code)

(801) 295-3400

(Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒   Yes  ☐   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008:  1,000,198

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

ARDMORE HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

ARDMORE HOLDING CORPORATION

CONTENTS

		PAGE

-	Condensed Consolidated Balance Sheets,
	March 31, 2008 (Unaudited) and December 31, 2007	5

-	Condensed Consolidated Statements of Operations,
	for the three months ended March 31, 2008,
	and 2007 (Unaudited)	6

-	Condensed Consolidated Statements of Cash Flows,
	for the three months ended March 31, 2008, and
	2007 (Unaudited)	7

-	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

ARDMORE HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
Assets
Current Assets -	[Unaudited]
Cash	$23	$23

Liabilities and Capital Deficit

Liabilities
Current Liabilities:
Note payable to related party (Note 7)	$46,633	$21,033
Accounts Payable	18,103	30,568
Accruals	10,000	10,000
Advances from stockholders (Note 3)	13,500	13,500
Current maturities of long term debt to stockholders (Note 3)	9,000	9,000
Total Current Liabilities	97,236	84,101

Capital Deficit
Common Stock - $.001 par value
100,000,000 shares authorized;
1,000,198 shares issued and outstanding	1,000	1,000
Additional paid-in capital	12,905,210	12,905,210
Deficit	(13,003,423)	(12,990,288)
Total Capital Deficit	(97,213)	(84,078)
Total Liabilities and Capital Deficit	$23	$23

See accompanying notes to condensed consolidated financial statements.

ARDMORE HOLDING CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Quarter Ended March 31,

	2008	2007
Revenues	$-	$-
Operating Expenses	-	-
Gross Loss	-	-
Selling, General and Administrative Expenses	13,135	2,536
Loss from Operations	(13,135)	(2,536)

Net Loss	$(13,135)	$(2,536)

Net Earnings per Share	$-	$-

Weighted average number
of common shares outstanding	1,000,198	250,000

See accompanying notes to condensed consolidated financial statements.

ARDMORE HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended March 31,

	2008	2007
Operating Activities
Net Loss	$(13,135)	$(2,536)
Changes in assets and liabilities -
Accounts payable	(12,465)	2,521
Cash Used in Operating Activities	(25,600)	(15)

Financing Activities
Proceeds from related party loans	25,600	-
Cash Provided by Financing Activities	25,600	-

Increase (Decrease) in Cash	-	(15)

Cash, beginning of period	23	38

Cash, end of period	$23	$23

See accompanying notes to condensed consolidated financial statements.

ARDMORE HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Summary of Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company, Ardmore Holding Corporation, f/k/a I/NET, Inc. (a Delaware corporation), and its wholly owned subsidiary, I/NET, Inc. (a Michigan corporation), and its wholly owned subsidiary, Stek, Ltd. (a Caymanian Corporation).  Stek, Ltd., was formed to receive and hold shares of SEGOES, Ltd. (a privately held Caymanian corporation).  These shares were earned for the successful completion of the development, installation, and operation of the SEGOES web site, an Internet-based offshore asset management and trading system.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company’s management continually evaluates customers’ financial condition and credit worthiness. No receivables existed as of March 31, 2008 and December 31, 2007.

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

Revenue Recognition

Revenues for the sale of the Company’s Internet products were recognized when the customer had accepted the product.  The Company recorded its revenues from consulting contracts on a monthly basis, as amounts were invoiced for time and expenses incurred.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, notes payable and accounts payable.  Due to the short-term nature of the items, management estimates that carrying amounts of the Company’s financial instruments approximate their fair values at March 31, 2008.

Ardmore Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 - Business

The Company operated in one segment consisting of software development and Internet consulting services.  The Company did not operate based upon product lines but as one business unit.   As of September 30, 2006 the Company discontinued its business operations.

Note 3 – Short-Term Advances and Long-term debt from Stockholders

Advances from stockholders consist of the following:

	March 31, 2008 (unaudited)	December 31, 2007
Non-interest bearing notes payable to stockholders, due on demand	$13,500	$13,500

Long-term debt consists of the following:

	March 31, 2008 (unaudited)	December 31, 2007
Notes payable to stockholders, bearing interest at 8%, due currently, secured by all the Company’s assets.	$9,000	$9,000

Note 4 – Taxes on Income

Income taxes are calculated using the liability method.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of March 31, 2008 and December 31, 2007, the Company had net operating loss carryforwards of approximately $7,500,000 available to reduce future taxable income. These carryforwards expire from 2008 through 2027.

The net operating loss carryforward requires the Company to record a deferred tax asset of $2,546,000. Management has elected to record a valuation allowance for the entire balance of the deferred tax asset due to the uncertainty of its future realization.

Note 5 – Loss Per Share

A reconciliation of shares used in calculating basic and diluted loss per share, after the effect of a 200-to-1 reverse stock split in 2007  are as follows:

Quarter ended March 31,	2008	2007
Basic and Diluted	1,000,198	250,000

Ardmore Holding Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Note 7 – Note Payable to Related Party

During the three months ended March 31, 2008, Tryant, LLC advanced the Company $25,600, a portion of which retired an account payable in the amount of $12,465. The remaining balance of $13,135 settled further accounting expense that was paid by Tryant, LLC.

During 2007 the Company borrowed money from Tryant, LLC, a shareholder and related party of the Company, to pay for various expenses of the Company. This loan is in the form of a non-interrest bearing, due on demand, unsecured note payable. As of December 31, 2007, the note payable balance is $21,033.  As of March 31, 2008 the balance on this note is $46,633.

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

PLAN OF OPERATION

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. The Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction.  Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s, 10-Q’s, agreements and related reports and documents.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet as of March 31, 2008, reflects a total asset value of $23. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2008 through March 31, 2008, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING

Based upon current management’s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.  In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation  of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to management, including the President and Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No legal proceedings are threatened or pending against ARDMORE HOLDING CORPORATION, or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against ARDMORE HOLDING CORPORATION, or have any material interests in actions that are adverse our own.

ITEM 1A. RISK FACTORS

The Company's business is subject to numerous risk factors, including the following.

The Company has had very limited operating history and no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

Our proposed business plan is speculative in nature.  The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

The Company has no current arrangement, or agreement with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Our management has limited time to devote to our business.  While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company's officers have not entered into a written employment agreement with the Company and they are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of our management would adversely affect development of the Company's business and its likelihood of continuing operations.

The Company's officers and directors participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition.  Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company's activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Potential for being classified an Investment Company.  Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock will become subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock will become subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

•

is not listed on a national securities exchange or Nasdaq;

•

is listed in "pink sheets" or on the NASD OTC Bulletin Board;

•

has a price per share of less than $5.00; and

•

is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

•

determination of the purchaser's investment suitability;

•

delivery of certain information and disclosures to the purchaser; and

•

receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis.  When our common stock becomes subject to the penny stock trading rules,

•

such rules may materially limit or restrict the ability to resell our common stock, and

•

the liquidity typically associated with other publicly traded equity securities may not exist.

It is possible that a liquid market for our stock will never develop and you will not be able to sell your stock.  There is no assurance a market will be made in our stock.  If no market exists, you will not be able to sell your shares publicly, making your investment of little or no value.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not sell or issue any securities during the period covered by this report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None; not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5.   OTHER INFORMATION.

None; not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

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

*

The Certificate of Incorporation is incorporated by reference. Filed as Exhibit 2 to Form 8-A/A filed October 2, 2003.
The Bylaws of the Company are incorporated by reference. Filed as Exhibit 99 to Form 8-K/A filed March 13, 2008.

(b)  Reports on Form 8-K

The Company filed a Form 8-K on February 26, 2008 reporting Item 5.03.

The Company filed a Form 8-K/A on March 13, 2008 reporting Item 5.03.

The Company filed a Form 8-K/A on April 10, 2008 reporting Item 5.03.

*

The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARDMORE HOLDING CORPORATION

Date: May 14, 2008

By: /s/ Jeff Jenson

Jeff Jenson, President and CEO

Date: May 14, 2008

By: /s/ Alex Ferries

Alex Ferries, Secretary and CFO