Form 10-Q
period 2008-07-31
Yayi International Inc
filed 2008-09-22
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	July 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________
	Commission file number:	0-23806

Yayi International Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0046720
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

XingGuang Road No. 9 Northern Industrial Park of Zhongbei, XiQing, District Tianjin City, China	300201
(Address of Principal Executive Offices)	(Zip Code)

86 22 2798 4033
(Registrant’s Telephone Number, Including Area Code)

Former Name: Ardmore Holding Corporation Former Fiscal Year: December 31
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of September 15, 2008, the issuer had 25,000,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
JULY 31, 2008 AND 2007

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2008 AND 2007

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Income and Comprehensive Income	F-2

Condensed Consolidated Statements of Stockholders’ Equity	F-3

Condensed Consolidated Statements of Cash Flows	F-4

Notes to Condensed Consolidated Financial Statements	F-5 - F-24

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31	October 31
	2008	2007
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$2,798,780	$256,317
Restricted cash	51,616	715,939
Accounts receivables, net of allowances of $50,807 and $126,660	2,244,769	2,357,534
Other receivable, net of allowances of $165,612 and $125,807	604,413	936,329
Inventory	3,699,777	1,161,803
Advance to suppliers	6,340,748	3,536,487
Total current assets	15,740,103	8,964,409

Property, plant and equipment, net	1,952,318	1,808,216
Deferred financing cost	139,515	—
Rental deposits	643,860	588,613

Total assets	$18,475,796	$11,361,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$5,596,525	$2,940,390
Accounts payable	1,393,116	1,761,202
Bills payable	51,615	676,645
Other payable and accrued expenses	591,160	399,640
Dividend payable	4,235,052	—
Advance from customers	147,891	105,911
Income and other tax payable	1,329,957	1,043,154
Due to related parties	1,078,936	1,247,110
Long term loans - current portion	34,535	31,208

Total current liabilities	14,458,787	8,205,260

Long-term liabilities:
Long-term loans, net of debt discount of $541,610	766,348	31,100
Minority interest in consolidated subsidiary	—	1,236
	766,348	32,336

Total liabilities	15,225,135	8,237,596

Commitments and contingencies (Note 14)

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 25,000,000 and 22,335,000 shares issued and outstanding in 2008 and 2007	25,000	22,325
Additional paid in capital	3,228,244	3,684,764
Accumulated deficit	(359,512)	(500,074)
Accumulated other comprehensive income (loss)	356,929	(83,373)

Total stockholders’ equity	3,250,661	3,123,642

Total liabilities and stockholders' equity	$18,475,796	$11,361,238

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	July 31,		July 31,
	2008	2007	2008	2007

Net sales	6,337,802	3,376,609	14,140,932	10,043,892

Cost of goods sold	2,188,525	1,112,096	4,948,595	3,545,212

Gross profit	4,149,277	2,264,513	9,192,337	6,498,680

Operating expenses
Advertising and promotion expense	244,515	267,776	1,140,704	1,067,494
Salaries	341,870	254,897	983,887	1,063,036
Other selling, general and administrative expenses	1,232,408	349,360	1,874,322	701,990
Commission	82,267	161,753	240,073	357,245
Research and development expense	30,811	49,349	73,309	86,751

	1,931,871	1,083,135	4,312,295	3,276,516

Operating profit	2,217,406	1,181,378	4,880,042	3,222,164

Other income (expenses)
Merger costs	(3,456,784)	—	(3,456,784)	—
Interest income	1,009	308	6,545	2,969
Other income	40,537	416	40,537	416
Interest expenses	(188,042)	(26,612)	(336,984)	(53,019)
Allowance from government	—	—	—	76,567
Other expense	(95,791)	(37,142)	(102,524)	(51,311)

Other expenses	(3,699,071)	(63,030)	(3,849,210)	(24,378)

Income (loss) before income taxes	(1,481,665)	1,118,348	1,030,832	3,197,786

Income taxes	531,247	—	890,270	—

Net income (loss)	(2,012,912)	1,118,348	140,562	3,197,786

Other comprehensive income
Foreign currency translation adjustment	144,302	23,963	440,302	13,075

Comprehensive income (loss)	$(1,868,610)	$1,142,311	$580,864	$3,210,861

Basic weighted average number of shares outstanding	23,982,337	22,325,000	22,883,516	22,325,000

Basic earnings (loss) per share	$(0.08)	$0.05	$0.01	$0.14

Diluted weighted average number of shares outstanding	23,982,337	22,325,000	23,197,954	22,325,000

Diluted earnings (loss) per share	$(0.08)	$0.05	$0.01	$0.14

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common stock				Other	Total
	Number of		Additional paid		Comprehensive	Stockholders’
	shares	Amount	in capital	Retained (Deficit)	Income (Loss)	Equity

Balance at October 31, 2007 (Audited)	22,325,000	$22,325	$3,684,764	$(500,074)	$(83,373)	$3,123,642
Issue of common stock at merger	1,000,198	1,000	(977)	—	—	23
Cancellation of common stock	(325,198)	(325)	(536,042)	—	—	(536,367)
Issuance of common stock for finder's fee as offering costs	2,000,000	2,000	2,198,000	—	—	2,200,000
Issuance of Series A warrants with convertible notes	—	—	280,726	—	—	280,726
Issuance of SeriesBwarrantsfor finder's fee	—	—	1,144,743	—	—	1,144,743
Issuance of SeriesCwarrantsfor cancellation of common stock	—	—	86,367	—	—	86,367
Issuance of SeriesD warrantsfor placement agent	—	—	67,368	—	—	67,368
Issuance of SeriesEwarrantsfor extension of note payable	—	—	233,547	—	—	233,547
Beneficialconversion feature on convertible note	—	—	304,800	—	—	304,800
Dividend declared	—	—	(4,235,052)	—	—	(4,235,052)
Net income for the nine months ended July 31, 2008	—	—	—	140,562	—	140,562
Foreign currency translation	—	—	—	—	440,302	440,302
Balance at July 31, 2008 (Unaudited)	25,000,000	$25,000	$3,228,244	$(359,512)	$356,929	$3,250,661

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	July 31,
	2008	2007

Cash flow from operating activities
Net income	$140,562	$3,197,786
Adjustments to reconcile net income to net cash provided by operating activities:
Foreign currency transaction gain	(36,759)	—
Depreciation of property, plant and equipment	191,103	69,902
Allowance of bad debts-Accounts receivable	(82,337)	(77,849)
Allowance of bad debts-Other receivable	32,224	43,166
Merger costs from issuance of warrants and common stock	3,406,784	—
Amortization of deferred financing cost	11,312	—
Accretion of debt discount	65,148	—

(Increase) decrease in operating assets
Accounts receivables	364,974	(379,095)
Other receivables	230,167	(1,073,026)
Inventories	(2,213,931)	(165,641)
Advance to suppliers	(1,392,296)	50,266
Restricted cash	676,980	302,952
Deferred tax asset	443	—

Increase (decrease) in operating liability
Accounts payable	(501,291)	1,057,570
Other tax payable	178,428	243,790
Advance from customers	15,295	(301,201)
Bills payable	(637,023)	(257,012)
Other current liabilities	129,361	560,568
Net cash provided by operating activities	579,144	3,272,176

Cash flows from investing activities
Purchase of equipment	(164,147)	(48,675)
Advance to supplier for construction of building (Note 17)	(970,026)	(2,399,587)
Cash acquired from Ardmore	23	—
Net cash used in investing activities	(1,134,150)	(2,448,262)

Cash flows from financing activities
Proceeds from short term loans	5,440,619	2,851,809
Repayment of short term loans	(3,077,171)	(382,837)
Repayment of long term loans	(24,655)	(4,145)
Proceeds (payment to acquire minority interests) from minority stockholders	(1,257)	1,276
Net proceeds from private placement	954,500	—
Due to related party	(295,904)	(2,878,972)
Net cash provided by (used in) financing activities	2,996,132	(412,869)

Effect of exchange rate changes in cash	101,337	42,706

Net increase in cash and cash equivalents	2,542,463	453,751

Cash and cash equivalents, beginning of period	256,317	1,183,177

Cash and cash equivalents, end of period	$2,798,780	$1,636,928

Supplemental disclosure of cash flow information Cash paid during the year
Interest paid	$168,161	$53,019

Income tax paid	$426,142	$—

Supplemental disclosure of non-cash financing activities Dividend payable	$4,235,052	$—

Note payable to Tryant for cancellation of common stock (Note 16)	$250,000	$—

Deferred financing cost from issuance of convertible notes (Note 16)	$52,823	$—

See accompanying notes to condensed consolidated financial statement

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Nature of Business

Yayi International, Inc (“Yayi International” or “the Company”), formerly known as Ardmore Holding Corporation or “Ardmore”, was originally organized under the laws of the state of Delaware in 1986 under the name of a predecessor corporation which engaged in a software development and consulting service business. During 2007 and 2006, Ardmore sold 875,000 post-stock split adjusted shares to Tryant, LLC, an unrelated party, which represented over 85% of its outstanding shares. Subsequently, the Ardmore's management decided to wind up all business operations related to the former products sold by the predecessor corporation. On April 16, 2007, the name of the predecessor corporation was changed to Ardmore Holding Corporation. From April 16, 2007 until June 6, 2008 when the Company completed a reverse acquisition transaction with Charleston Industrial Limited (“Charleston”), the Company was a blank check company and did not engage in active business operations other than its search for, and evaluation of, potential business opportunities for acquisition or participation. The Company amended its articles of incorporation on September 12, 2008 and changed its name to Yayi International Inc.

On June 6, 2008, Ardmore, its wholly owned subsidiary, Ardmore Acquisition Corp. (“Ardmore Acquisition”), Charleston Industrial Ltd., a limited liability company organized under the laws of the British Virgin Islands (“Charleston”) and Tryant LLC, a Delaware limited liability company and at the time of the merger, the holder of a majority of Ardmore’s outstanding shares of common stock consummated a merger pursuant to which Ardmore Acquisition was merged into Charleston and Charleston became Ardmore’s wholly owned subsidiary. Charleston is the owner of Tianjin Yayi Industrial Co., Ltd., an entity organized under the laws of the People’s Republic of China and as a result of this merger, Ardmore became the owner of Tianjin Yayi. Pursuant to the merger, all 50,000 shares of Charleston’s stock were exchanged for 22,325,000 shares newly issued common stock of Ardmore. Accordingly, all references to shares of Charleston’s common stock and per share amounts have been retroactively restated to reflect the equivalent numbers of Ardmore shares. Charleston thereby became the Company’s wholly owned subsidiary and the former stockholders of Charleston became the Company’s controlling stockholders.

Under accounting principles generally accepted in the United States, the merger is considered to be a capital transaction in substance, rather than a business combination. That is, the merger is equivalent to the issuance of stock by Charleston for the net monetary assets of Ardmore, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the merger will be identical to that resulting from a reverse acquisition, except that no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Ardmore, are those of the legal acquiree, Charleston and subsidiary, which are considered to be the accounting acquirer. The equity section of the accompanying consolidated financial statements has been restated to reflect the recapitalization of the company due to the reverse acquisition as of the first day of the first period presented.

Charleston Industrial Limited

Charleston is a limited liability company organized under the laws of British Virgin Islands on October 31, 2007 in anticipation of a business combination with a U.S. reporting company.

On January 15, 2008, Charleston acquired Tianjin Yayi Industrial Co., Limited (“Tianjin Yayi”) and its wholly-owned subsidiary, Weinan Milkgoat Production Co., Limited (“Weinan Milkgoat”). Under the terms of the merger agreement, all stockholders of Tianjin Yayi will receive a dividend from Charleston in the amount of $4,235,052 (RMB 30,500,000) for all of the shares of Tianjin Yayi. Since the ownership of Charleston and Tianjin Yayi are substantially the same, the merger was accounted for as a transaction between entities under common control, whereby Charleston recognized the assets and liabilities of Tianjin Yayi transferred at their carrying amounts. The consolidated financial statements have been restated for all periods prior to the merger to include the financial position, results of operations and cash flows of the commonly controlled companies.

Tianjin Yayi Industrial Co., Limited

Tianjin Yayi is a Chinese enterprise incorporated in the People’s Republic of China (“PRC”) in May 1994 in accordance with the Laws of the People’s Republic of China. Tianjin Yayi currently engages in the processing, commercialization and distribution of a series of goat milk powder, goat milk slice, liquid goat milk as well as goat milk drink throughout the PRC.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Nature of Business - Continued

Weinan Milkgoat Production Co., Limited

Weinan Milkgoat was formed on December 8, 2006. Tianjin Yayi invested $277,708 (equivalent to RMB 2,000,000) in Weinan Milkgoat and owned 99.5% interest in Weinan Milkgoat. Liu Li, a major shareholder of Tianjin Yayi owned the remaining interest of 0.5% amounting to $1,389 (equivalent to RMB 10,000). Weinan Milkgoat engages in processing and distribution of milk.

On December 6, 2007, Tianjin YaYi increased its investment in Weinan Milkgoat amounting to $415,174 (RMB 2,990,000) while Liu Li transferred her 0.5% interest in Weinan Milkgoat to Tianjin Yayi. As a result, Tianjin Yayi owns 100% shares of Weinan Milkgoat with a registered capital of $694,271 (RMB 5,000,000).

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements presented in accordance with accounting principles generally accepted in the United States (GAAP) and stated in US dollars, have been prepared by Yayi International Inc. and subsidiaries (collectively, the “Company”). These statements include all adjustments (consisting only of their normal recurring adjustments) which management believe are necessary for a fair presentation of the statements and have been prepared on a consistent basis using accounting policies described in audited financial statements as of October 31, 2007 of Tianji Yayi and Charleston.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the US Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that the interim condensed consolidated financial statements be read in conjunction with the October 31, 2007 audited financial statements of Tianjin Yayi and Subsidiary and the October 31, 2007 audited balance sheet of Charleston. The interim operating results for the nine months ended July 31, 2008 may not be indicative of operating results expected for the full year.

3.	Summary of Significant Accounting Policies

The principal activities of the Company and its subsidiaries consist of manufacturing and selling of goat milk powder and liquid goat milk. All activities of the Company are principally conducted by its subsidiary Tianjin Yayi operating in the PRC.

Basis of Consolidation - The unaudited condensed consolidated financial statements include the accounts of Yayi International Inc., Charleston and its wholly-owned subsidiaries, Tianjin Yayi and Weinan Milkgoat. All material intercompany transactions have been eliminated in consolidation.

Reclassification – Reclassification have been made to accounts receivable and advance from customers as at October 31, 2007 for right of offset to conform to the July 31, 2008 presentation.

Cash and cash equivalents - Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and time certificates of deposit with a maturity of three months or less when purchased.

Inventory - Inventory is stated at the lower of cost or market, determined by the weighted average method. Work-in-progress and finished goods inventories consist of raw materials, direct labor and overhead associated with the manufacturing process.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Summary of Significant Accounting Policies – Continued

Trade accounts receivable - Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the period end.

Outstanding account balances are reviewed individually for collectibility.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Allowances for doubtful accounts receivable balances are recorded when circumstances indicate that collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable. Management estimates such allowances based on historical evidence such as amounts that are subject to risk. Accounts receivable are written off if reasonable collection efforts are not successful.

Based on management’s evaluation of historical experience, the following policy for allowance of doubtful accounts is established:

Trade and other receivables due:	% of Balance
Within 90 days:	1.5%
Between 91 and 180 days:	5.0%
Between 181 and 360 days:	20.0%
Between 361 and 720 days:	50.0%
Over 721 days:	100.0%

Property, plant and equipment-Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Depreciation and amortization are provided on the straight-line method based on the shorter of the estimated useful lives of the assets or lease term as follows:

Leasehold improvement	3 years
Plant and machinery	10 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

Recoverability of Long Lived Assets -The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. The Company is not aware of any events or circumstances that indicate the existence of impairment, which would be material to the Company’s financial statements.

Revenue recognition - The Company recognizes revenue on product sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”), sales returns, trade discounts and allowances.  The Company is subject to VAT which is levied on majority of the Company’s products at the rate of 17% on the invoiced value of sales.  Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.  Input VAT paid is recoverable from output VAT charged to customers.

Research and development - Research and development costs are expensed as incurred. Research and development expenses amounted to $30,811 and $49,349 for the three months ended July 31, 2008 and 2007, respectively. Such expenditures amounted to $73,309 and $86,751 for the nine months ended 31 July, 2008 and 2007, respectively.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Summary of Significant Accounting Policies - Continued

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of July 31, 2008, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $244,515 and $267,776 for the three months ended July 31, 2008 and 2007, respectively. Such expenditures amounted to $1,140,704 and $1,067,494 for the nine months ended July 31, 2008 and 2007, respectively.

Comprehensive income - The Company follows the Statement of Financial Accounting Standard (“SFAS”) No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

Income taxes - Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Foreign currency transaction - The consolidated financial statements of the Company are presented in United States Dollars (“US$”). Transactions in foreign currencies during the year are translated into US$ at the exchange rates prevailing on the transaction dates. Monetary assets and liabilities denominated in foreign currencies on the balance sheet date are translated into US$ at the exchange rates prevailing on that date. All transaction differences are recorded in the income statement.

Foreign currency translation - Assets and liabilities of subsidiaries with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.

Post-retirement and post-employment benefits - The Company’s subsidiaries contribute to a state pension scheme in respect of its PRC employees. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

Earnings Per Common Share - The Company follows SFAS No. 128, Earnings Per Share, resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for the three months ended July 31, 2008, common stock equivalents were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share are the same. Since the Company does not have any common stock equivalent in 2007, the basic and diluted earnings per share for the three and nine months ended July 31, 2007 are the same.

Use of estimates - The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and related disclosure in the accompanying notes. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, work in process inventory valuation, inventory obsolescence, depreciation, useful lives of property, plant and equipment, taxes, contingencies and employee benefit plans. These estimates may be adjusted as more current information becomes available and any adjustment could be significant. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Summary of Significant Accounting Policies - Continued

Cost of goods sold - Cost of goods sold consists primarily of costs of raw materials, direct labor, depreciation of plant and machinery, and overhead associated with the manufacturing process

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in other selling, general and administrative expenses. During the three months ended July 31, 2008 and 2007, shipping and handling costs were $166,743 and $64,747, respectively. During the nine months ended July 31, 2008 and 2007, shipping and handling costs were $283,623 and $112,376, respectively.

Retained earnings-appropriated - In accordance with the relevant PRC regulations and the PRC subsidiaries’ Articles of Association, Yayi and Weinan Milkgoat are required to allocate its net income to statutory surplus reserve.

Statutory surplus reserve - In accordance with the relevant laws and regulations of the PRC and the articles of associations of the PRC subsidiaries, Yayi and Weinan Milkgoat are required to appropriate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further appropriation is optional.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

4.	Recently Issued Accounting Pronouncements

FIN 48 – Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The provisions of FIN 48 are to be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation is to be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 was effective for fiscal years beginning after December 15, 2006. In January 2008, the FASB approved FASB Staff Position (FSP) No. FIN 48-6 – “Effective Date of FASB Interpretation No. 48 for Nonpublic Enterprise”, permitting nonpublic enterprise to defer implementation of FIN 48 until period beginning after December 15, 2007. The Company adopted FIN 48 effective November 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of November 1 2007.

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The FASB has granted a one-year deferral for non-financial assets and liabilities to comply with this statement. The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Recently Issued Accounting Pronouncements – Continued

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of the adoption of SFAS No.159 on its financial statements and footnote disclosure.

SFAS No. 160 – Noncontrolling interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not yet determined the impact of the adoption of SFAS No. 160 on its financial statements and footnote disclosures.

SFAS No. 141R – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning November 1, 2009 and will change the accounting for business combinations on a prospective basis.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Recently Issued Accounting Pronouncements – Continued

FSA 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company.

EITF. 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

APB 14-1 – Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”)

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. However, because the Company’s existing convertible debt instruments are settled only in stock upon maturity, this guidance will not apply, and as a result will not have an impact on the financial statements.

5.	Cash and Cash Equivalents

Cash and cash equivalents are summarized as follows:

	July 31,	October 31,
	2008	2007
	(unaudited)	(audited)

Cash at bank	$2,792,284	$239,727
Cash on hand	6,496	16,590
	$2,798,780	$256,317

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of July 31, 2008 and October 31, 2007, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which management believes are of high credit quality.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Restricted Cash

	July 31,	October 31,
	2008	2007
	(unaudited)	(audited)

Bank deposits held as collateral for bills payable	$51,616	$715,939
	$51,616	$715,939

During 2007, the Company was requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest−free with maturity dates of three months and six months from the date of issuance. As security for the banks’ undertaking, the Company is required to pay bank charges as well as place a deposit with such banks equivalent to 100% of the bills’ amount at the time of such issuance.

7. Other Receivables

	July 31,	October 31,
	2008	2007
	(unaudited)	(audited)

Advance to staff	$53,470	$221,335
Due from unrelated party	324,557	681,632
Prepayment	391,998	159,169
	770,025	1,062,136
Less: allowance for bad debts	(165,612)	(125,807)
	$604,413	$936,329

Amount due from unrelated party represents refund due from Nanda Technology Company Limited on research and development contract that was terminated. Prepayment includes $293,870 of prepaid expenses and $98,128 prepayment to San Yuan Xi Lin for purchase of equipment as of July 31, 2008.

8. Inventory

	July 31,	October 31,
	2008	2007
	(unaudited)	(audited)

Raw materials	$1,045,087	$347,531
Packaging	530,090	485,188
Finished goods	2,124,600	329,084
	$3,699,777	$1,161,803

There were no allowance made as of July 31, 2008 and October 31, 2007.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. Advances

	July 31,	October 31,
	2008	2007
	(unaudited)	(audited)

Advances to Tianjin Mengyang Biological Development Co., Ltd ("Tianjin Menyang")
- advances for consideration of the office building according to the sales and purchase agreement (Note 17)	$4,176,217	$3,207,298
- advances for renovation of factory (Note 17)	342,105	—
- short term loan (Note 17)	386,550
Advanced payment to other suppliers	1,435,876	329,189
	$6,340,748	$3,536,487

10. Property, Plant and Equipment

Property, plant and equipment consist of the following:
	July 31,	October 31,
	2008	2007
	(unaudited)	(audited)

At cost:
Leasehold improvement	$68,884	$62,974
Plant and machinery	1,978,825	1,786,764
Furniture, fixtures and equipment	179,512	67,608
Motor vehicles	197,120	141,729
	2,424,341	2,059,075
Less: accumulated depreciation and amortization	(472,023)	(250,859)
Total	$1,952,318	$1,808,216

Motor vehicles are collateralized against long term payable (Note 13).

During the three months and nine months ended July 31, 2008, depreciation expenses amounted to $69,225 and $191,103, among which $51,885 and $140,099 were recorded as cost of sales. $17,340 and $51,004 were recorded as administrative expense for the three months and nine months ended July 31, 2008.

During the three months and nine months ended July 31, 2007, depreciation expenses amounted to $30,756 and $69,902, among which $0 and $16,170 were recorded as cost of sales. $30,756 and $53,732 were recorded as administrative expense for the three months and nine months ended July 31, 2007.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Short Term Loans

Short-term loans due within one year as of July 31, 2008 and October 31, 2007 consist of the following:

			July 31,	October 31,
Lender	Loan Period	Interest Rate	2008	2007
			(unaudited)	(audited)

Industrial & Commercial Bank	November 26, 2007 to November 12, 2008	8.0%	$584,795	$534,616
Rural Cooperative Bank	December 29, 2007 to December 27, 2008	9.0%	935,673	1,069,233
Tianjin City Commercial Bank	July 25, 2008 to July 24, 2009	9.7%	2,192,983	1,336,541
Allied Merit International Investment, Inc. (net of discount, $212,315)(Note 16)	July 15, 2008 to December 31, 2008	0%	787,685	—
Allied Merit International Investment, Inc.	November 5, 2007 to the completion of first round of fund raising after the reverse merger	8.0%	114,395	—
Note payable to Tryant (Note 16)	Matured and paid in August 2008	10.0%	250,000	—
Wuhan Asia Heart Hospital	July 12, 2008 to August 12, 2008	1.0%	730,994	—
			$5,596,525	$2,940,390

Short-term loans from Industrial & Commercial Bank, Rural Cooperative Bank, and Tianjin City Commercial Bank are guaranteed by third parties in which the Company paid a one-time guarantee fee based on 1.0% to 1.5% of the guaranteed amount. The guarantee fee included in interest expense for the three months ended July 31, 2008 and 2007 was $3,435 and $3,927. The guarantee fee included in interest expense for the nine months ended July 31, 2008 and 2007 was $21,919 and $15,542.

On April 3, 2008, the Company entered into a loan agreement with Allied Merit International Investment, Inc. (“Allied Merit”) for $1,000,000. The loan is interest free and was originally due on April 7, 2008. Allied Merit extended the maturity date of the loan to December 31, 2008. On July 15, 2008, in exchange for extending the loan’s maturity date, the Company granted to Allied Merit Series E warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.08 per share and 2 million shares of the Company’s common stock was pledged by Ms. Li Liu, CEO and major shareholder. The warrants expire on the third anniversary of the grant date. The fair value of the Series E warrants is $233,547, valued using the Black Scholes pricing model, and recorded as debt issuance costs. The debt issuance costs will be amortized over the term of the loan; amortization expense for the three months ended July 31, 2008 was $21,232. The following assumptions were used to calculate the fair value of these warrants: dividend yield of 0%, expected volatility of 70.31%, risk-free interest rate of 2.73%, expected life of 3 years, stock price of $1.60 per share, exercise price of $1.08 per share.

On November 5, 2007, Charleston entered into a loan agreement with Allied Merit for $114,395. The loan represents various professional expenses related to the merger paid by Allied Merit on behalf of Charleston, including the $50,000 paid to Tryant in January 2008 as discussed in Note 16. The loan incurs interest at 8% per annum and is due upon the first round of funds raised upon listing on the U.S Over the Counter (“OTC”) market. Pursuant to the agreement, Allied Merit agreed to convert accrued interest into the Company’s common stock that is listed in the U.S. OTC market at a conversion rate of $2.00 per share. As of July 31, 2008, there was no conversion of accrued interest into the Company’s common stock. Interest of $6,864 was accrued for the three months ended July 31, 2008.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Short Term Loans – Continued

On July 12, 2008, the Company entered into a loan agreement with Wuhan Asia Heart Hospital for $730,994 (RMB5,000,000). The monthly interest rate is 1% and the loan is secured by 1,500,000 shares of the Company’s common stock listed on the U.S. OTC market. The loan is due on August 12, 2008. The Company repaid RMB3,000,000 of the loan in August 2008. On August 13, 2008, the Company obtained an extension of the loan maturity date to October 12, 2008 for the remaining RMB2,000,000 balance. The monthly interest rate on the RMB2,000,000 loan is 1% and the loan is secured by 600,000 shares of the Company’s common stock on the OTC market.

12. Due to Related Parties

	July 31,	October 31,
	2008	2007
	(unaudited)	(audited)

Li Liu, a director of the Company, officer and principal shareholder	$975,939	$1,247,110
Zhijun Liu, principal officer of Weinan Goatmilk	102,997	—
	$1,078,936	$1,247,110

The amounts due to Li Liu and Zhijun Liu are unsecured with no stated interest or repayment terms and for the use as working capital.

13. Long-Term Loans

As of July 31, 2008 and October 31, 2007, the Company has the following long-term loans for the purchase of three motor vehicles:

	July 31,		October 31,
	2008		2007
	(unaudited)		(audited)

Installment loan from Bank of Agriculture, interest at 5.28% per annum, monthly principal and interest payment of $200 from May 19, 2005 to May 18, 2008	$—		$1,100

Installment loan GMAC-SAIC Automotive Finance Company Limited, interest at 7.33% per annum, monthly principal and interest payment of $322 from July 15, 2005 to June 17, 2009	3,332		5,801

Installment loan from Daimler-chrysler Automotive Finance Ltd, interest at 7.83% per annum, monthly principal and interest payment of $2,484 from September 30, 2007 to September 30, 2009	39,161		55,407

Convertible notes in principal amounts of $1,300,000, less debt discount of $541,610, interest at 8% per annum, due December 2009 (Note 16)	758,390	(a)	—

	800,883		62,308
Less: current portion	(34,535)		(31,208)
Long-term loans, net of current portion	$766,348		$31,100

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. Long-Term Loans – Continued

Future maturities of long-term loans as of July 31, 2008 are as follows:

2009	$34,535
2010	766,348
$800,883

(a) The convertible notes payable, net of debt discount consists of the following as of July 31, 2008:

July 31,
2008
(unaudited)

Convertible notes payable	$1,300,000
Less: Debt discount - Series A Warrants	(280,726)
Less: Debt discount - beneficial conversion feature	(304,800)
Accretion of debt discount - warrants and beneficial conversion feature	43,916
Convertible notes payable, net	$758,390

Accrued interest as of July 31, 2008 and interest expense for the three months period ended July 31, 2008 was $15,965.

14. Income and Other Tax Payables

Income and other tax payables consist of the following:

	July 31,	October 31,
	2008	2007
	(unaudited)	(audited)

Income tax payable	$188,213	$—
Value added tax payable	1,123,899	1,032,176
Individual income withholding tax payable	—	2,468
Other tax payables	17,845	8,510
	$1,329,957	$1,043,154

As discussed in note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. As approved by the relevant tax authority in the PRC, Tianjin Yayi was fully  exempted from PRC enterprise income tax for three years starting from 2004 through December 31, 2007. Effective January 1, 2008, the statutory PRC tax rate is 25% (prior to January 1, 2008, the statutory PRC rate was 33%). The enterprise income tax is reported on a separate entity basis.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. Income Tax

United States

The Company was incorporated in the United States of America and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the third quarter of 2008. No tax benefit has been realized since a revaluation allowance has offset the deferred tax asset.

BVI

Charleston was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Income tax expense for the three and nine months ended July 31, 2008 was $531,247 and $890,270. There was no income tax expense for the three and nine months ended July 31, 2007 because Tianjin Yayi was fully exempted form PRC enterprise income tax during the periods and Weinan Milkgoat incurred losses during these periods.

The income tax provision consists of the following:

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Current	$493,487	$—	$890,270	$—
Deferred tax asset realized	37,760	—	—	—
	$531,247	$—	$890,270	$—

The following is a reconciliation of the tax derived by applying the PRC Statutory Rate of 25% to the earnings before income taxes, excluding merger costs, and comparing that to the recorded income tax provisions:

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

PRC tax provision at PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Tax exemption	0.0%	-25.0%	-6.3%	-25.0%
Parent company’s expenses not subject to PRC tax	2.0%	0.0%	1.1%	0.0%
Effective tax rate	27.0%	0.0%	19.8%	0.0%

The deferred tax asset of $37,760 as of April 30, 2008 is due to the fact that for tax purposes Weinan Milkgoat has recognized income from sales to Tianjin Yayi for goods that have not been sold by Tianjin Yayi as of April 30, 2008. This income is eliminated upon consolidation for book purposes and thus creates a timing difference for the recognition of income for book and tax purposes. The deferred tax asset of $37,760 is fully realized at July 31, 2008 as these goods were sold by Tianjin Yayi during the three months ended July 31, 2008.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
16. Merger and Offering

Series B Warrants

On June 6, 2008, in consideration for introducing Ardmore to Tianjin Yayi, Ardmore issued to Grand Orient Fortune Investment Ltd., a British Virgin Islands limited liability company and its designees (collectively, “Grand Orient”) an aggregate of 2,000,000 shares of our common stock, valued at $2,200,000 (based on the stock price on June 6, 2008, the date of issuance) and Series B Warrants to acquire 2,148,148 shares of Ardmore’s common stock at an exercise price of $1.08 per share, valued at $1,144,743, fair value. These warrants are exercisable on a cashless basis and may be exercised through June 2011. The exercise price of these warrants and the number of shares issuable upon their exercise is subject to adjustment upon the occurrence of specified events. Grand Orient was granted piggyback registration rights with respect to these shares and the shares of common stock issuable upon exercise of the Series B Warrants. The fair value of the common stock and Series B Warrants was expensed as merger costs.

Cancellation of shares and Issuance of Series C Warrants

In connection with this merger, on June 6, 2008, Ardmore entered into an indemnification agreement with Tryant, LLC, pursuant to which Tryant agreed to the cancellation of 325,198 shares of common stock it owned and agreed to, among other things, indemnify Ardmore for one year for breaches of representations and warranties in the merger agreement. In exchange, Ardmore (i) paid Tryant an aggregate of $200,000 (excluding $50,000 that had been previously paid by Charleston and expensed in merger costs), (ii) issued Tryant a note in principal amount of $250,000 (which matured and was paid in August 2008), and (iii) issued Tryant and its designees, Series C Warrants, exercisable on a cashless basis to acquire through June 2011, an aggregate of 185,185 shares of Ardmore common stock at an exercise price of $1.35 per share, valued at $86,367, fair value. The exercise price and number of shares issuable upon exercise of these warrants is subject to specified anti-dilution adjustments. Tryant and its designees were granted piggyback rights with respect to the shares of the Company’s common stock it owned prior to these transactions and the shares issuable upon exercise of these Series C Warrants. This transaction in the total amount of $536,367is reflected as cancellation of common stock.

Convertible Promissory Note and Issuance of Series A Warrants

Contemporaneously with, and as a condition to, the completion of the merger, Ardmore issued 52 units for an aggregate purchase price of $1,300,000. Each unit consisted of: (i) an 8% convertible promissory note in principal amount of $25,000 and (ii) Ardmore’s Series A Warrants. Interest on these notes is payable at maturity, the notes mature in December 2009, are unsecured and are convertible into our common stock at a conversion price of $1.08. The Series A Warrants included in each unit are exercisable (under specified circumstances, on a cashless basis) through June 2011 (subject to extension if, under specified circumstances, the underlying shares are not registered for resale) to acquire 11,575 shares of Ardmore’s common stock at an exercise price equal to the lesser of $1.35 and the Next Round Value. The term “Next Round Value” means the per share dollar value of the securities issued by Ardmore in the first private placement that is effected after the merger, such dollar value to be equal to a fraction, the numerator of which is the aggregate purchase price of the securities sold in such private placement and the denominator of which is the number of shares of common stock (including and after giving effect to the shares of common stock issuable upon exercise or conversion of the securities issued or issuable in such private placement, determined as of the date of the first closing of such private placement), issued in such private placement. The convertible notes and Series A Warrants provide for anti-dilution adjustments upon the occurrence of specified events.

The Series A Warrants that were issued with the convertible notes gave the holders the right to purchase an aggregate of 601,900 shares of Ardmore’s common stock. These warrants were valued at $280,726, fair value, and in accordance with Emerging Issues Task Force (“EITF”) No. 00-19, the warrants were classified as equity. The value of these warrants was recorded as a discount on the convertible notes. The conversion option is deemed to be an embedded derivative which is classified as equity under EITF 00-19. The intrinsic value of this embedded derivative is $304,800 and is recorded as a discount on the convertible notes. The original face amount of the convertible notes of $1,300,000 was reduced by the value of the warrants issued ($280,726) and the intrinsic value of the embedded derivative ($304,800), resulting in an initial carrying value of $714,474.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
16. Merger and Offering – Continued

The convertible notes are being accreted to their maturity value of $1,300,000 using the interest method and an effective monthly rate of 5.22%.

Pursuant to a registration rights agreement with the purchasers of these units, Ardmore agreed to register the resale of the shares of common stock underlying the notes and Series A Warrants. Generally, if Ardmore fails, subject to specified exceptions, to comply with certain of its obligations under this agreement, Ardmore may be required to pay the investors, as of the date of such failure and each monthly anniversary of such failure, partial liquidated damages equal to 1.5% of the purchase price paid by them for any unregistered securities held by them that are required to be registered; provided, however, that (i) Ardmore will not be liable for liquidated damages in excess of 1.5% of the aggregate purchase price in any 30 day period and (ii) the maximum amount payable to each purchaser shall not exceed 20% of their purchase price. Ardmore did not file a registration statement by July 21, 2008, as required by the agreement. The Company has recorded for a penalty expense of $19,500 as of July 31, 2008.

Series D Warrants and Placement Agent Fee

Ardmore paid the placement agent an aggregate of approximately $104,000 in commissions and approximately $21,000 for expenses for its services in the offering. Ardmore also issued the placement agent and its designees Series D Warrants (which generally have the same terms as the Series A Warrants) to acquire an aggregate of 144,448 shares of common stock. The Series D Warrants were valued at $67,368, fair value. Of the total placement agent expense of $192,368, $150,082 was allocated to debt issuance costs and the remaining $41,540 of advisory cost was recorded as an expense. The debt issuance costs are amortized by the interest method over the term of the convertible notes.

For the three months period ended July 31, 2008, amortization of debt issuance costs and accretion of debt discount from the warrants and embedded derivatives totaled $55,228.

Each series of warrants were valued using a Black-Scholes model. The following assumptions were used to calculate the fair value of these warrants: dividend yield of 0%, expected volatility of 70.31%, risk-free interest rate of 2.73%, expected life of 3 years, stock price of $1.10 per share, exercise price of $1.08-$1.35 per share.

The following table summarizes all of the Company’s warrant transactions for the nine months period ended July 31, 2008.

	Shares issued	Fair Value
Series A Warrants	601,900	$280,726
Series B Warrants	2,148,148	1,144,743
Series C Warrants	185,185	86,367
Series D Warrants	144,448	67,368
Series E Warrants (Note 11)	250,000	233,547
	3,329,681	$1,812,751

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
16. Merger and Offering – Continued

			Exercise Price
	Option	Vested	per Common Stock
	Shares	Shares	Range
Balance, October 30, 2007	—	—	—

Granted or vested during the nine months ended July 31, 2008	3,329,681	3,329,681	$1.08-$1.35

Expired during the nine months ended July 31, 2008	—	—	—

Balance, July 31, 2008	3,329,681	3,329,681

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding

	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Warrants
Exercise Prices	at July 31, 2008	Contractual Life (Years)	Currently Exercisable

$1.08-1.35	3,329,681	2.86	$1.16

17. Commitments and Contingencies

Operating Leases
In the normal course of business, the Company leases office space and factory under operating lease agreements, which expire through 2029. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. In addition, many of the rental agreements provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.

On January 15, 2007, the Company signed a factory and warehouse leasing agreement with Tianjin Mengyang to rent a total gross area of 30,165 square meters for an annual rent of $1,287,746 (RMB 8,808,180) for 21 years from September 1, 2008 to August 31, 2029. A half-year deposit of $643,873 (RMB 4,404,090) was paid as of April 30, 2008. The property is to be located in Jinghai Industrial Park and Tianjin Mengyang is responsible for its construction.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
17. Commitments and Contingencies – Continued

As of July 31, 2008, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of Fiscal 2008	$231,833
2009	1,351,948
2010	1,354,358
2011	1,354,840
2012	1,354,840
Thereafter	21,743,272
$27,391,091

During the three months ended July 31, 2008 and 2007, rent expense amounted to $73,438 and $30,855. During the nine months ended July 31, 2008 and 2007, rent expenses amounted to $159,819 and $84,320.

Purchase of Office Building

On January 15, 2007, the Company signed a sales and purchase agreement with Tianjin Mengyang to buy a 4-story office building of an approximate construction area of 7,800 square meters situated at Jinghai Industrial Park for atotal consideration of $ 4,333,333 (equivalent to RMB 29,640,000). Tianjin Mengyang is responsible for renovation of the office building. As of July 31, 2008, the Company advanced a total of $4,176,217 (equivalent to RMB 28,565,327) to Tianjin Mengyang for the consideration. The Company also advanced $342,105 (equivalent to RMB 2,340,000) to Tianjin Mengyang for interior renovation of the building.

If this advance is not repaid upon completion of the project, the balance accrues interest at the PRC Treasury lending rate for a 3 month loan, which is 6.57% per annum as of July 31, 2008. In addition, on July 31, 2008, the Company extended a loan to Tianjin Mengyang for a total of $386,550 (equivalent to RMB 2,644,000). The loan is to be repaid by Tianjin Mengyang on October 31, 2008 and is interest-free. The estimated time of completion of the office building is September 2008.

Purchase of raw material

The Company signed agreement with 18 village committees for the purchase of goat milk and goat placenta to ensure the steady supply of its raw material.

The details of agreements are listed as follows and the Company is obligated under the purchase agreement requiring minimum purchases as follows:

Fiscal year	Tons
Remainder of Fiscal 2008	551
2009	2,205
2010	2,205
2011	2,156
2012	1,788
Thereafter	675
9,580

The price for the goat milk and goat placenta is determined by market. As of July 31, 2008, the market price for the goat milk and goat placenta is $490/ton (equivalent to RMB3,350/ton).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
17. Commitments and Contingencies – Continued

Process contracts

On December 30, 2006 the Company entered into a process contract with a third party. The third party will provide production facility, office, dormitory, equipment and personnel to process liquid milk. The minimum monthly fee is $17,550 (RMB120,000) which is based on a minimum annual production commitment of 800 metric tons at $263 (RMB 1,800) per metric ton. This contract expires on December 29, 2008 and is automatically renewed at end of term. As of July 31, 2008, the Company was obliged under this contract for a minimum fees of approximately $52,632 (RMB360,000) for the remaining period of the fiscal year ending October 31, 2008 and $35,088(RMB 240,000) for fiscal year ending October 31, 2009.

On April 1, 2007, the Company entered into a process contract with a third party. The third party will provide production facility, equipment and personnel to process liquid milk. The monthly fee is approximately $15,000 (RMB103,000) and the contract expires on December 31, 2009. As of July 31, 2008, the Company was obligated under this contract for a minimum fee of approximately $45,175 (RMB309,000) for the remaining period of the fiscal year ending October 31, 2008, $180,702(RMB1,236,000) for fiscal year ending 2009 and $30,117(RMB206,000) for fiscal year ending October 31, 2010.

Land Use Rights Agreement

On July 25, 2008, the Company entered into an agreement with the Government of the Lin Wei District of Weinan City (“Government”) to build a 30,000 square meter goat milk processing facility in one of its industrial parks. The construction project is estimated to cost approximately $19,006,000 (RMB130,000,000), which includes fixed assets investment of approximately $11,696,000 (RMB80,000,000) and working capital of approximately $7,310,000 (RMB 50,000,000). In connection with this agreement, the Government will transfer land use rights of approximately 67,000 square meter to the Company for 50 years for approximately $994,000 (RMB6,800,000). Pursuant to a supplemental agreement entered into on September 16, 2008 with the Government, the Company is required to commence construction within six months of the date of the supplemental agreement. In accordance with the supplemental agreement, the Company paid $146,200 (RMB 1,000,000) in August 2008 for part of the consideration of the land use rights. The remaining balance of $847,800 will be paid prior to the start of construction.

18. Concentrations, Risks, and Uncertainties

The Company did not have any customer constituting greater than 10% of gross sales for the three months and nine months period ended July 31, 2008.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume:

	Nine months ended July 31,
	2008	2007
	(unaudited)

Lintong Hongxing Dairy Co., Ltd.	15%	0%
Fuping Dongyuan Dairy Co., Ltd.	13%	0%

As at July 31, 2008, amount due to these suppliers included in accounts payable was approximately $63,107. Included in advances (Note 9) is $951,669 of advance paid to Fuping Dongyuan Dairy Co., Ltd.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19. Operating Risk

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 11 and Note 13. Other financial assets and liabilities do not have material interest rate risk.

Credit risk

The Company is exposed to credit risk from its cash at bank, fixed deposits, and bills and accounts receivable. The credit risk on cash at bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations. An allowance has been made for estimated irrecoverable amounts determined by reference to past default experience and the current economic environment.

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi and U.S. dollars. In the opinion of the directors, the Company does not have significant foreign currency risk exposure.

Company’s operations are substantially in foreign countries

Substantially all of the Company’s products are manufactured in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

20. Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for convertible note and the treasury stock method for warrants. The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	July 31,		July 31,
	2008	2007	2008	2007
Net income available for common shareholders - basic	(2,012,912)	1,118,348	140,562	3,197,786
Add: Interest expense on convertible note	—	—	59,872	—
Net income available for common shareholders - diluted	(2,012,912)	1,118,348	200,434	3,197,786

Weighted average outstanding shares of common stock	23,982,337	22,325,000	22,883,516	22,325,000
Dilutive effect of warrants	—	—	63,115	—
Dilutive effect of convertible note	—	—	251,323	—
Diluted weighted average outstanding shares	23,982,337	22,325,000	23,197,954	22,325,000

Earnings per share:
Basic	$(0.08)	$0.05	$0.01	$0.14

Diluted	$(0.08)	$0.05	$0.01	$0.14

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

21. Subsequent Event

On August 8, 2008, the Company acquired Fuping Dongyuan Limited (Fuping Dongyuan), which engages in the milk production business, for total cash consideration of $620,007 (RMB 4,240,846). The Company acquired 100% ownership of Fuping Dongyuan. This acquisition was accounted for using purchase accounting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify such statements by forward looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued growth and expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. This report should be read in conjunction with the “Risk Factor” disclosure in the Current Report on Form 8-K we filed with the SEC on June 12, 2008, as amended, which describes some of the risks and uncertainties we face.

The following discussion reflects management's analysis of the operating history for Yayi International Inc. (f/k/a Ardmore Holding Corporation) and its consolidated subsidiaries for the three and nine months ended July 31, 2008 and 2007. As such, the discussion only represents management's current assessment of the operations of the business. There can be no implication that the results discussed herein will necessarily continue into the future, or that any of the conclusions expressed below will necessarily be indicative of actual operating results in the future. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months and nine months ended July 31, 2008 included elsewhere in this report (the “Financial Statements”).

Overview
We are engaged in the processing, commercialization and distribution of the following products in China: goat milk formula powder, goat milk tablets, liquid goat milk and goat milk drinks. Our principal brand under which products are sold is MeiKe GaoTe. We are focused primarily on higher-priced premium infant formula. However, our goat milk product line also includes more affordable infant formula products, targeting the mass market, and other goat milk products that target the health-conscious consumer. We sell substantially all of our products in China, primarily using distributors who resell the products through their own distribution networks, typically composed of sub-distributors and retail outlets. Though we currently distribute our goat milk powder products throughout most of China, our efforts are focused on Shanghai, Fujian Province, Hunan Province, Sichuan Province and Shenzhen.

Critical Accounting Policies and Estimates
We prepare our financial statement in accordance with generally accepted accounting principles in the United States, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application.

Revenue Recognition
Our revenue is generated from sales of goat milk powder and liquid products, and is recognized when all of the following criteria are met:
•	The amount of revenue can be measured reliably;
•	It is probable that the economic benefits associated with the transaction will flow to the enterprise;
•	The costs incurred or to be incurred in respect of the transaction can be measured reliably; and

•	Collectability is reasonably assured.

We recognize revenue on product sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”), sales returns, trade discounts and allowances. We are subject to VAT which is levied on the majority of our products at the rate of 17% on the invoiced value of sales. In addition to the invoiced value of sales, output VAT is borne by customers. In addition to the invoiced value of purchases, input VAT is borne by us to the extent the tax is not refunded for export sales. Input VAT paid is recoverable from output VAT charged to customers.

Fair Value of Financial Instruments
Our financial instruments include restricted cash, accounts receivable, due from related parties, other receivables, other payables and accrued liabilities, short-term loans, other current liabilities and deferred taxes. Due to their short-term nature, the estimated fair value of the carrying amount is an approximation. The fair value of our long-term loans is estimated based on the current rates offered to us for debt of similar terms and maturities.

Impairment of Long-Lived Assets
We periodically review the carrying amounts of long-lived assets including property, plant and equipment and long-term investment with finite useful lives or beneficial periods, to assess whether they are impaired. We evaluate these assets for impairment whenever events or changes in circumstances, such as a change of business plan or a period of continuous losses, indicate that their carrying amounts may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its projected future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. In determining estimates of future cash flows, significant judgment in terms of projection of future cash flows and assumptions is required. We are not aware of any events or circumstances that indicate the existence of impairment which would be material to our financial statements.

Contingencies
In the normal course of business, we are subject to contingencies, including legal proceedings and claims arising out of business that relates to a wide range of matters. If we determine that it is probable that a loss has been incurred and a reasonable estimate of the loss can be made, we recognize a liability for such contingency. We may consider many factors in making these assessments, including past history and the specifics of each matter.

Recent Accounting Pronouncements

FIN 48 – Accounting for Uncertainty in Income Taxes
In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The provisions of FIN 48 are to be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation is to be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 was effective for fiscal years beginning after December 15, 2006. In January 2008, the FASB approved FASB Staff Position (FSP) No. FIN 48-6 – “Effective Date of FASB Interpretation No. 48 for Nonpublic Enterprise”, permitting nonpublic enterprise to defer implementation of FIN 48 until period beginning after December 15, 2007. The Company adopted FIN 48 effective November 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of November 1, 2007.

SFAS No. 157 – Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The FASB has granted a one-year deferral for non-financial assets and liabilities to comply with this statement. The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of the adoption of SFAS No.159 on its financial statements and footnote disclosure.

SFAS No. 160 – Noncontrolling interest in Consolidated Financial Statements
On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not yet determined the impact of the adoption of SFAS No. 160 on its financial statements and footnote disclosures.

SFAS No. 141R – Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning November 1, 2009 and will change the accounting for business combinations on a prospective basis.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

Our distribution network serves approximately 3,500 retail outlets across China. Our sales, customer service and education and distribution network has helped us build brand recognition and customer loyalty in the primary markets where we concentrated our sales and marketing efforts.

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

FSA 142-3 – Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company.

EITF. 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

APB 14-1 – Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”)
In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. However, because our existing convertible debt instruments are settled only in stock upon maturity, this guidance will not apply, and as a result will not have an impact on the financial statements.

Recent Developments
In September 2008, we changed our name to Yayi International Inc.

In January 2008, Charleston Industrial Ltd acquired Tianjin Yayi Industrial Co., Ltd. and its wholly owned subsidiary in consideration for which Charleston agreed to pay the shareholders of Tianjin Yayi a dividend of approximately $4.24 million. Tianjin Yayi and its subsidiary are the operating entities engaged in the commercialization of goat milk products. Ardmore Holding Corporation, which since 2006 had limited assets and liability and had been seeking a business opportunity, acquired in June 2008, pursuant to a reverse triangular merger, all of the outstanding shares of Charleston. In connection with this merger and the related transactions, we issued (i) 24,325,000 shares of common stock and warrants to acquire 3,079,681 share of common stock and (ii) our 8% convertible notes due December 2009 in principal amount of $1.3 million (convertible into 1,203,748 share of common stock), and a note in principal amount of $250,000 which was due and was paid in August 2008. As a result of these transactions Tianjin Yayi became our indirect wholly owned subsidiary. See notes 1 and 16 of the notes to the Financial Statements.

On July 25, 2008, we and the local government of Weinan City, Shaanxi Province entered into an agreement (the “Weinan City Agreement”) pursuant to which we will to build a 30,000 square meter goat milk processing facility in an industrial park in such city. The construction project is estimated to cost approximately $19,006,000 (RMB130,000,000), which includes fixed assets investment of approximately $11,696,000 (RMB80,000,000) and working capital of approximately $7,310,000 (RMB 50,000,000). In connection with this agreement, the government will transfer to us land use rights of approximately 67,000 square meter for 50 years for approximately $994,000 (RMB6,800,000). Pursuant to a supplemental agreement entered into in September 2008 with the local government, we are required to, among other things, commence construction in March 2009. We paid $146,200 (RMB 1,000,000) in August 2008 as part of the consideration for such land use rights. The remaining balance of $847,800 will be paid prior to the start of construction. See Note 17 of Notes to the Financial Statements.

In September 2008, Tianjin Yayi’s infant formula milk powder products were inspected by China's Administration of Quality Supervision, Inspection and Quarantine and they determined that such products are safe. In light of the melamine contamination that has impacted the products of some of our competitors, we anticipate that there will be increased market demand for our products, and in particular infant formula powder products. We believe that we have made the appropriate arrangements to ensure that we can address the anticipated demand for our products resulting from the impurity problems that some of our competitors are facing. However, due to potential reluctance on the part of Chinese consumers to rely on the domestic dairy market for their milk products, no assurance can be given that such demand will materialize.

On August 8, 2008, we acquired a spray drying facility in Fuping County, Weinan City, Shaanxi Province for a purchase price of approximately $620,000.

Strategy
The Chinese government has initiated programs to promote milk consumption and is providing incentives to increase dairy production. The Chinese dairy market is currently a $13 billion industry and is expected to grow at a rate of 15% per year for the next few years. On the basis of the survey data from AC Nielson, China’s infant and baby milk powder market had grown by 27% in the year 2007 and the overall market had reached RMB 15 billion. Currently, the premium milk powder products sold at a price of RMB150 per 900g or even higher have occupied about 50% of China’s milk powder market. It is estimated that the market growth rate will be 30% or more in 2008.

We believe that Chinese consumers’ consumption power is increasing. Accordingly, while we serve the lower and middle tier markets we are focused on (i) premium products which we believe generate greater sales volume (as measured by currency) and higher gross margins and (ii) regions in which we believe we can generate a better return on our investment.

Currently, most of our sales are generated from sales of goat milk powder products and to a significantly lesser extent, liquid goat milk products. We anticipate, before the conclusion of 2008, commencing the sale of goat milk tea products and goat milk cornmeal. We are currently conducting small-scale tests for goat milk yogurt products and exploring the development goat milk cheese products. When we believe the market for our goat milk liquid and powder products is mature, we intend to launch our goat milk yogurt and then goat milk cheese products.

Results of operations for the three months ended July 31, 2008 and 2007
The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior corresponding period.

	Three months ended
	July 31,
	2008	2007		Change	Variance
Net sales	$6,337,802		$3,376,609	$2,961,193	87.7%

Cost of goods sold	$2,188,525		$1,112,096	$1,076,429	96.8%

Gross profit	$4,149,277		$2,264,513	$1,884,764	83.2%

Operating expenses	$1,931,871		$1,083,135	$848,736	78.4%

Operating profit	$2,217,406		$1,118,378	$1,099,028	98.3%

Merger costs	$3,456,784	$	N/A	$3,456,784	N/A

Net sales for the three months ended July 31, 2008 were $6.34 million, an increase of 87.7% from the corresponding period in the prior year. Net sales increased because of the (i) increases in the prices at which certain of our premium products are sold and (ii) decreases in the prices at which certain non-premium powder products are sold which resulted in a higher volume of such products sold. The quantity of products sold also increased because of more extensive marketing efforts.

Cost of goods sold for the three months ended July 31, 2008 was $2.19 million, an increase of 96.8% from the corresponding period in the prior year. Costs of goods sold, as a percentage of net sales, increased from 32.9% for the three months ended July 31, 2007 to 34.5% for the most recent three-month period. The increase in the costs of goods sold is attributable to the increases in material costs and labor costs which accounted for approximately 59% and 28% of the increase, respectively. Higher material costs resulted from increases in the prices of supplements added to our products and for raw goat milk, which increases we believe are generally occurring throughout the dairy industry. Higher labor cost resulted from an increase in number of employees working at our production facilities to support the increased quantity of product sold.

Gross profit for the three months ended July 31, 2008 was $4.15 million, an increase of 83.2% from the corresponding period in the prior year. Gross margin for the three months ended July 31, 2008 was 65.5% as compared to 67.1% for the corresponding period in the prior year. The change in gross profit and gross margin is attributable to the changes in net sales and cost of goods as described above.

For the three months ended July 31, 2008, operating expenses increased approximately $848,736, or 78.4% from the corresponding period in the prior year. Operating expenses, as a percentage of net sales, decreased from 32.1% in the three months ended July 31, 2007 to 30.5% in the three months ended July 31, 2008 due to economies of scale. These expenses increased on an absolute basis due to increased store entry fees and rebate incentives awarded to distributors/retailers, increased freight expense resulting from the increased quantity of product sold, increases in professional fees and expenses attributable to the merger and the related transactions, increased repackaging expenses related to wear and tear during transportation, increase in salary mainly due to increase in the number of promotion sellers, an increase in the provision for doubtful accounts resulting from an increase in accounts receivable, increased travel expenses and increased labor insurance costs due to a change in regulatory requirements. These increases were partially offset by a decrease in commissions because certain performance thresholds set by the management were not attained in the last quarter.

Operating profit for the three months ended July 31, 2008 was $2.22 million, an increase of 98.3% from the corresponding period in the prior year. The change in operating profit is attributable to the changes in net sales, cost of goods and operating expenses as described above.

Non-recurring merger expenses for the three months ended July 31, 2008 was $3.46 million. No merger expenses were incurred during the corresponding period in the prior year. The merger expenses resulted from our payment, through issuance of securities, warrants and cash to service providers that rendered services in connection with the consummation of the reverse merger and related transaction. Included in the merger expenses was $3.3 million attributable to the 2,000,000 shares of common stock and Series B warrants to acquire 2,148,148 shares of common stock issued for introducing a potential business development opportunity, and payment in cash of $112,041 for services related to the private placement. See note 16 of notes to the Financial Statements.

Interest expense was approximately $188,042 for the three months ended July 31, 2008, an increase of approximately $161,430 from the corresponding period in the prior year. Interest expense increased primarily because of the increase in our outstanding bank borrowings and the issuance, in connection with the merger, of an aggregate of $1,300,000 in face amount of convertible promissory note.

Income tax was $531,247 and zero for the three months ended July 31, 2008 and 2007 respectively. There was no income tax expense for the three months ended July 31, 2007 because we were exempt from such taxes through December 31, 2007. Beginning January 1, 2008, the applicable income tax rate is 25% of taxable income of our PRC subsidiaries. The loss of the tax exemption will in the future have the effect of reducing reported net income.

Net loss for the three months ended July 31, 2008, was approximately $2.01 million. In the corresponding period in 2007, we realized net income of $1.12 million. The net loss was due to the non-recurring merger expenses $3.46 million, of which approximately $3.34 million is attributable to non-cash charges. Excluding this $3.46 million merger expenses, we believe would have reported net income $1.45 million for the three months ended July 31, 2008.

Results of operations for the nine months ended July 31, 2008 and 2007
The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Nine months ended
	July 31,
	2008	2007	Change	Variance
Net sales	$14,140,932	$10,043,892	$4,097,040	40.8%

Cost of goods sold	$4,948,595	$3,545,212	$1,403,383	39.6%

Gross profit	$9,192,337	$6,498,680	$2,693,657	41.4%

Operating expenses	$4,312,295	$3,276,516	$1,035,779	31.6%

Operating profit	$4,880,042	$3,222,164	$1,657,878	51.5%

Merger costs	$3,456,784	$0	$3,456,784	N/A

Net sales for the nine months ended July 31, 2008 were $14.1 million, an increase of 40.8% from the corresponding period of the prior year. Except as described above with respect to the three months ended July 31, 2008, sales increased because of an increase in the quantity of products sold and the prices at which most products were sold.

Cost of goods sold for the nine months ended July 31, 2008 was $4.95 million, an increase of 39.6% from the corresponding period of the prior year. Costs of goods sold, as a percentage of net sales, decreased from 35.3% for the nine months ended July 31, 2007 to 35.0% for the nine months ended July 31, 2008. The increase, on an absolute basis, in cost of good sold for the nine months ended July 31, 2008 from the corresponding period in the prior year is due to the increase in the quantity of products sold.

Gross profit for the nine months ended July 31, 2008 was $9.19 million, an increase of 41.4% from the corresponding period of the prior year. Our gross margin for the nine months ended July 31, 2008 was 65% compared to 64.7% for the prior year. The ratio of gross margin is quit stable.

For the nine months ended July 31, 2008, operating expenses increased by $1.04 million or 31.6%, from the corresponding period of the prior year. Operating expense increased due to the factors described above with respect to the changes in such expense for the three months ended July 31, 2008 and 2007. Operating expenses, as a percentage of net sales, decreased from 32.6% in the nine months ended July 31, 2007 to 30.5% in the nine months ended July 31, 2008 due to the economies of scale.

Operating profit for the nine months ended July 31, 2008 was $4.88 million, an increase of 51.5% from the corresponding period in the prior year. The change in operating profit is attributable to the changes in net sales, cost of goods and operating expenses as described above.

As described in the discussion with respect to the results of operation for the three months ended July 31, 2008 and 2007, non-recurring merger expenses for the nine months ended July 31, 2008 was $3.46 million. No merger expenses were incurred during the corresponding period in the prior year.

Interest expense was approximately $336,984 in the nine months ended July 31, 2008, compared to approximately $53,019 in the corresponding period of the prior year because of increase in our bank borrowings subsequent to July 31, 2007 and the issuance of our convertible promissory notes in aggregate face amount of $1.3 million.

Allowance from government grant was zero for the nine months ended July 31, 2008, and the allowance was $76,567 for the nine months ended July 31, 2007. These were one-time allowances granted by the government in connection with factory construction and we do not anticipate receiving these allowances in the future.

Income tax was $890,270 and zero for the nine months ended July 31, 2008 and 2007 respectively. There was no income tax expense for the nine months ended July 31, 2007 because we were exempt from such taxes through December 31, 2007. Beginning January 1, 2008, the applicable income tax rate is 25% of taxable income of our PRC subsidiaries. The loss of the tax exemption will, in future periods, have the effect of reducing reported net income.

Net income for the nine months ended by July 31, 2008, was approximately $140,562, a decrease of approximately 95.6% from the corresponding period of the prior year. The decrease was due to the non-recurring merger expenses of $3.46 million, of which $3.34 million was non-cash charge. Excluding the $3.46 million merger expenses, our net income for the nine months ended July 31, 2008 would have been approximately $3.6 million, an increase of approximately 12.5%.

Liquidity and Capital Resources
As of July 31, 2008, we had cash and cash equivalents of approximately $2.8 million compared to $260,000 as of October 31, 2007. As of July 31, 2008, we had a working capital of approximately $1.28 million compared to working capital of approximately $760,000 at October 31, 2007. We intend to roll over or repay our short-term loans but, except as is noted in the Financial Statements, have not reached any agreements or understandings with respect thereto.

We intend to expand our production facilities to meet anticipated increased demand for our products. In connection therewith, we intend to expend an aggregate of approximately $11.7 million (exclusive of approximately $7.3 million of working capital to be funded in connection with the Weinan City Agreement) in the balance of fiscal 2008, 2009 and 2010 to develop the project contemplated by such agreement. While historically we have relied on, and anticipate that we will continue to rely upon cash from operations, loans from an executive officer, Li Liu, short-term bank loans and other short-term borrowings to meet our cash, working capital and capital expenditure requirements, we will be required to obtain additional financing from other sources to fund the expenditures associated with the Weinan City Agreement. No assurance can be given that the sources that have historically funded will continue to do on acceptable terms or that we will secure the financing required for the expenditures required in connection with the Weinan City Agreement.

The following table summarizes information about our net cash flows for these periods:

	Nine Months
	Ended July 31
	2008	2007
Net cash provided by operating activities	$579,144	$3,272,176
Net cash used in investing activities	(1,134,150)	(2,448,262)
Net cash provided by (used in) financing activities	2,996,132	(412,869)

Operating Activities:
Net cash provided by operating activities was approximately $579,000 for the nine months ended July 31, 2008 compared to net cash of $3.3 million provided by operating activities during the corresponding period in the prior year. The net cash provided by operating activities in the most recent period decreased from the prior corresponding period because of increases in inventories, advances to suppliers and decreases in accounts payable and bills payable, partially offset by higher sales and increased efforts in collecting receivables. The inventories increase was due to an increase in purchases of raw materials, increased finished products and increased packaging of finished products to meet increased demand in the next quarter. Accounts payable and bills payable decreased because we accelerated payments to suppliers for the purchases of raw materials and packaging.

Investing Activities:
Our primary uses of cash for investing activities are payments relating to the acquisition of equipment and facility. Net cash used in investing activities for the nine months ended July 31, 2008 was approximately $1.1 million, a decrease of approximately $1.3 million from the corresponding period in the prior year due to the higher amount of advance for construction of office building paid in the prior period compared to the current period.

Financing Activities:
Net cash provided by financing activities for the nine months ended July 31, 2008 was approximately $3 million compared to approximately $412,869 of net cash used by these activities during the corresponding period in the prior year. The change is primarily attributable to the increase in short term loans and the receipt of gross proceeds of $1.3 million from the offering of units completed contemporaneously with the closing of the merger and partially offset by the net repayment of short term loans (including loans from affiliates)..

Contractual Obligations

The following table summarizes our significant contractual obligations at July 31, 2008:

	Payments Due by Period
	Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	more than 5 years
Contractual Obligations:
Operating Lease Obligations[1]	$27,391,092	$231,834	$2,706,306	$2,709,680	$21,743,272
Land Leasing Obligations[2]	994,000	146,200	847,800	—	—
Other Purchase Obligations and Commitments[3]	5,035,813	367,791	2,405,774	1,931,735	330,513
Long-Term Debt Obligations[4]	800,883	34,535	766,348	—	—
Total:	34,221,788	780,360	6,726,228	4,641,415	22,073,785

1 Includes rental obligations for a factory and warehouse expected to begin September 1, 2008. All lease obligations are due to expire in 2029.
2 For land use rights in Weinan City. Does not include the fixed asset investments and working capital requirements associated with the Weinan City Agreement.
3 Represents: process contracts and agreement with village committees for the minimum purchase obligations of raw goat milk products. The purchase price is determined by the market. The market price as of July 31, 2008 for raw goat milk was $490 per ton. Actual amounts will vary based on market price fluctuations.
4 Does not include short-term loans in the aggregate principal amount of $5.6 million, short term loans due to related parties in the aggregate principal amount of $1.08 million, nor dividend payable of $4.24 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company (“Smaller Reporting Company”) as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that required material information is included in this report. There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any pending material legal proceedings.

Item 1A. Risk Factors.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information called for by this item was previously reported on (i) Form 8-K filed with the SEC on June 12, 2008, as amended by Form 8-K/A filed with the SEC on July 1, 2008 and as amended by Form 8-K/A/2 filed with the SEC on August 19, 2008 and (ii) Form 8-K filed on August 8, 2008.

Item 3. Defaults Upon Senior Securities.

In the three months ended July 31, 2008, we did not default upon any senior securities.

Item 4. Submission of Matters to a Vote of Security Holders.

In August 2008, holders of a majority of our outstanding common stock acted by consent to adopt our amended and restated certificate of incorporation and amended and restated bylaws.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and among Ardmore, Ardmore Acquisition Corp, Tryant LLC and Charleston Industrial Ltd. (1)

3.1	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws (2)

4.1	Form of 8% Convertible Promissory Note. (1)

4.2	Form of Series A Warrant. (1)

4.3	Form of Series B Warrant. (1)

4.4	Form of Series C Warrant. (1)

4.5	Form of Series D Warrant.

4.6	Form of Series E Warrant.

10.1	Form of Amended and Restated Securities Purchase Agreement dated as of May 12, 2008 and entered into by and among Ardmore and the investors signatories thereto, as amended. (1)

10.2	Form of Registration Rights Agreement dated as of May 12, 2008. (1)

10.3	Lease Contract of Premises between Tianjin Milk Goat Dairy Co., Ltd. and Tianjin Yayi Industrial Co., Ltd. (Translation) (1)

10.4	Building Property transfer Agreement between Tianjin Milk Goat Dairy Co., Ltd. and Tianjin Yayi Industrial Co, Ltd. (Translation) (1)

10.5	Project Construction Contract between Tainjin Yayi Industrial Co., Ltd. and the People’s Government of Linwei District, Weinan City (Translation of Exhibit 99.5)

10.6	Supplementary Agreement to the Project Construction Contract between Tainjin Yayi Industrial Co., Ltd. and the People’s Government of Linwei District, Weinan City (Translation of Exhibit 99.6)

31.1	Certification of principal executive officer pursuant to Section 13a-14(a).

31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a).

32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to Section 1350.

99.5	Project Construction Contract between Tainjin Yayi Industrial Co., Ltd. and the People’s Government of Linwei District, Weinan City (pdf of original-not translation)

99.6	Supplementary Agreement to the Project Construction Contract between Tainjin Yayi Industrial Co., Ltd. and the People’s Government of Linwei District, Weinan City (pdf of original - not translation)

(1)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on June 12, 2008.

(2)	Incorporated by reference to exhibit 99.3 (referred to as the “New Bylaws”) filed on our Current Report on Form 8-K/A-2 with the SEC on April 10, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAYI INTERNATIONAL INC.

Dated: September 22, 2008	By:	/s/ Li Liu
Li Liu, Chief Executive Officer and President (Principal Executive Officer)

Dated: September 22, 2008	By:	/s/ Tong Li
Tong Li, Chief Financial Officer (Principal Financial and Accounting Officer)