Form 10-Q/A
period 2008-07-31
Yayi International Inc
filed 2008-10-10
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The last paragraph of the section entitled “Convertible Promissory Note and Issuance of Series A Warrants” of Note 16 of the Notes to the Condensed Consolidated Financial Statements included in the Quarterly Report on Form 10-Q for the year ended July 31, 2008 filed with the SEC on September 22, 2008 (the “Report”) is amended to clarify that under the registration rights agreement, no penalty needs to be accrued though a registration statement was not filed by the Company by July 21, 2008. The $19,500 penalty expense recorded in the Report will be reversed in the financial statements to be included in the Company’s Annual Report on Form 10-K for the year ending October 31, 2008. Other than such change, there are no other changes to the Report. Note 16 is hereby amended and restated to read in its entirety as follows:

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

Cancellation of shares and Issuance of Series C Warrants

In connection with this merger, on June 6, 2008, Ardmore entered into an indemnification agreement with Tryant, LLC, pursuant to which Tryant agreed to the cancellation of 325,198 shares of common stock it owned and agreed to, among other things, indemnify Ardmore for one year for breaches of representations and warranties in the merger agreement. In exchange, Ardmore (i) paid Tryant an aggregate of $200,000 (excluding $50,000 that had been previously paid by Charleston and expensed in merger costs), (ii) issued Tryant a note in principal amount of $250,000 (which matured and was paid in August 2008), and (iii) issued Tryant and its designees, Series C Warrants, exercisable on a cashless basis to acquire through June 2011, an aggregate of 185,185 shares of Ardmore common stock at an exercise price of $1.35 per share, valued at $86,367, fair value. The exercise price and number of shares issuable upon exercise of these warrants is subject to specified anti-dilution adjustments. Tryant and its designees were granted piggyback rights with respect to the shares of the Company’s common stock it owned prior to these transactions and the shares issuable upon exercise of these Series C Warrants. This transaction in the total amount of $536,367 is reflected as cancellation of common stock.

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

Pursuant to a registration rights agreement with the purchasers of these units, Ardmore agreed to register the resale of the shares of common stock underlying the notes and Series A Warrants. Generally, if Ardmore fails, subject to specified exceptions, to comply with certain of its obligations under this agreement, Ardmore may be required to pay the investors, as of the date of such failure and each monthly anniversary of such failure, partial liquidated damages equal to 1.5% of the purchase price paid by them for any unregistered securities held by them that are required to be registered; provided, however, that (i) Ardmore will not be liable for liquidated damages in excess of 1.5% of the aggregate purchase price in any 30 day period and (ii) the maximum amount payable to each purchaser shall not exceed 20% of their purchase price. Ardmore did not file a registration statement by July 21, 2008, as required by the agreement. However, under such agreement, the Company was not required to accrue any penalty with respect to such failure.

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

The following table summarizes all of the Company’s warrant transactions for the nine months period ended July 31, 2008.

	Shares issued	Fair Value
Series A Warrants	601,900	$280,726
Series B Warrants	2,148,148	1,144,743
Series C Warrants	185,185	86,367
Series D Warrants	144,448	67,368
Series E Warrants (Note 11)	250,000	233,547
	3,329,681	$1,812,751

			Exercise Price
	Option	Vested	per Common Stock
	Shares	Shares	Range
Balance, October 30, 2007	-	-	-

Granted or vested during the nine months ended July 31, 2008	3,329,681	3,329,681	$1.08-$1.35

Expired during the nine months ended July 31, 2008	-	-	-

Balance, July 31, 2008	3,329,681	3,329,681

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding

		Weighted Average
Range of	Number Outstanding	Remaining	Weighted Average
Exercise Prices	Currently Exercisable at July 31, 2008	Contractual Life (Years)	Exercise Price of Warrants Currently Exercisable

$1.08-1.35	3,329,681	2.86	$1.16

PART II

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of principal executive officer pursuant to Section 13a-14(a).
31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a).
32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAYI INTERNATIONAL INC.

Dated: October 10, 2008	By:	/s/ Li Liu
Li Liu, Chief Executive Officer and President (Principal Executive Officer)

Dated: October 10, 2008	By:	/s/ Tong Li
Tong Li, Chief Financial Officer (Principal Financial and Accounting Officer)