Form 10-K
period 2008-10-31
Yayi International Inc
filed 2009-02-13
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     October 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________to __________________________________

Commission file number   0-23806

Yayi International Inc.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0046720
State of other jurisdiction of	(I.R.S. Employee
incorporation or organization	Identification No.)

9 Xing Guang Road, Zhing Bei Industrial Park
Xi Qing District, Tianjin, China	300384
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   +86-22-2798-4033

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐                      No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                          Yes   ☐     No   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                      No  ☐

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,872,627

As of January 29, 2009, there were 25,000,000 shares outstanding of each of the registrant’s common stock, the only class of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TABLE OF CONTENTS

PART I

Item 1.  Business

Background

We were organized in Delaware in 1986 under the name of Commercial Ventures Ltd.  The name was changed to FIN U.S.A., Inc. in 1987,  and in 1993 to I/NET, INC.  I/NET, developed and marketed computer software for mid range computers.  In 2006 I/NET accepted an offer from Tryant, LLC for the acquisition a significant stake in the Company. In connection therewith, the business operations related to I/NET’s prior activities ended and it commenced seeking other business opportunities.  On April 15, 2007, our name was changed to Ardmore Holding Corporation and, in September 2008, following the reverse subsidiary merger described below, our name was changed to Yayi International Inc.

In June 2008, we entered into and completed a series of transactions pursuant to which we, among other things, (i) raised gross proceeds of $1.3 million from the sales of our convertible notes and warrants and (ii) acquired, through a reverse subsidiary merger, Charleston Industrial Co. Limited (“Charleston”).  Charleston is the owner of Tianjin Yayi Industrial Co. Ltd., (“Tianjin Yayi”), an entity organized under the  laws of the People’s Republic of China.  Tianjin Yayi is a leading manufacturer and distributor of goat milk powder products in China.  As a result of this reverse subsidiary merger, we became the owner of Tianjin Yayi.  See notes 1 and 15 to our consolidated financial statements for further information regarding the reverse merger, the offering of our notes and warrants and the related transactions.

In August 2008, we acquired Fuping Milkgoat Dairy Co., Ltd. (f/k/a Fuping Dongyang Dairy Co., Ltd.) for approximately $620,000.  Fuping Milkgoat purchases raw goat milk and processes it into powder.  See notes 1 and 4 to our consolidated financial statements.

Summary

We are a leading manufacturer and distributor of goat milk powder products in China.  We engage in the processing, commercialization and distribution of a series of goat milk powder, goat milk formula tablets, liquid goat milk and goat milk drinks throughout China, and in particular in the Fujian, Hunan and Sichuan provinces, Shenzen City and Shanghai.  We focus primarily on higher-priced premium infant formula goat milk products, but our product lines include more affordable infant formula goat milk products targeting the mass market and other goat milk products targeted to the health-conscious consumer. We sell most of our products primarily to distributors who resell the products to end customers through their own distribution networks. Our distribution network serves approximately 3,600 retail outlets across China. Our sales, customer service and customer education and distribution network has helped us build brand recognition and customer loyalty in our primary markets.

Goat Milk Products - Powder  and Liquid

We currently manufacture and distribute powder and liquid goat milk products.  For our fiscal years ended October 31, 2008 and 2007, powder products accounted for approximately 90% and 96% of net sales, respectively,  and liquid products accounted for approximately 8% and 3% of net sales, respectively.  Sales of powdered products began in Tianjin and Beijing during 2001 to 2003, in Southern China during 2004 to 2006 and Northern China during 2006 through the present.  Our powder products are sold throughout most of China.  Sales of liquid products began in Tianjin in January 2007 and in Beijing, Zhejiang and Fujian in March 2008.  We anticipate gradually expanding the areas in which liquid products are sold.  Powder products generally generate higher gross margins than liquid products though we believe that over the long term, the sales volume of our liquid products will be greater than powder products.

We sell approximately 23 different goat milk powder products.  Our principal goat milk powder product lines may generally be categorized as follows:

•              Powders targeted to or formulated for infants aged 0 - 6 months old, babies 6 - 12 months old, toddlers from 1 - 3 years old, pre-schoolers from 3-7 years old and children, teens and adolescents from 7-22 years old.  Generally, powders targeted to age groups ranging from 0 to 7 years old represent between 60-70% of our net sales.

•              Powders targeted to or formulated for pre-and post-natal women.

•              Powders targeted to or formulated for those interested in maintaining general health and well being, enhancing beauty, inducing restfulness and reducing eye fatigue.
•              Sugar-free goat milk powder targeted to or formulated for those who desire to regulate their sugar intake.

•              Powders targeted to or formulated for health conscious adults.

We also bottle and distribute approximately seven different liquid goat milk products; these may generally be categorized as targeted to (i) infants and babies and (ii) health conscious consumers.

Most of our goat milk products are formulated through the inclusion of supplements such as vitamins, calcium, iron, selenium, chromium and omega-3 fatty acids, as needed to address the nutritional or health needs of the consumer.

Supply

Our supply of goat milk comes from Saanen dairy goats raised on individual and small-scale farms in Weinan City in China’s Shaanxi Province.  This province is one of the three largest goat milk producing areas in China; an area especially conducive to the production of goat milk, with a reputation as one of the most fertile and agriculturally rich regions in China in which to raise dairy goats.  Saanen dairy goats are known for the quantity and quality of milk they produce and usually yield the industry’s ideal of 3-4 percent milk fat.  In fiscal 2008, approximately 18% of our goat milk requirements were supplied by 18 small-scale farms (i.e., farms that generally support flocks of between 100-200 goats), and approximately 82% of these requirements were supplied by more than 4,000 individual farms (i.e., farms with flocks of between 10-25 goats).  In fiscal 2008, we acquired an aggregate of approximately 12,250 tons of raw goat milk, of which approximately 2,205 tons was purchased from the 18 small scale farms and the balance was acquired from the individual farms.  We have short-term supply arrangements with local governmental and quasi-governmental authorities pursuant to which we purchase all the milk produced by the small scale farms subject to that local authority at a price negotiated from time to time by us and the individual farm.  See “Purchase of Raw Material” in note 16 to our consolidated financial statements.

We are not dependent on any single supplier or group of suppliers for our raw milk supply.  No supplier of raw goat milk accounted for more than five percent of our goat milk requirements for the fiscal years ended October 31, 2008 and 2007.  We believe that our relationships with our raw goat milk suppliers are satisfactory and that alternative sources of supply are available to us on no less favorable terms than are currently available.

Other materials used to produce powdered and liquid milk include desalting whey powder, lactose, plant fat powder, lactalbumin, whey protein concentrate, soybean lecithin, various vitamin and mineral supplements and packaging materials.  During fiscal 2008, LinTong Honxing Dairy Co., Ltd. accounted for  approximately 13% of our purchasing volume and during fiscal 2007, each of Pacific Dairy Co., Ltd. and LinTong Honxing accounted for 10% of our purchasing volume. We have not experienced any significant difficulty in purchasing these or any other materials.  We believe that alternative sources of supply are available to us on no less favorable terms than are currently available.

Processing

The raw goat milk is collected by hand or machine and brought to a collection station.  There are approximately 45 collection stations (eight of which are owned by us)  distributed throughout Weinan County that are used to collect the goat milk into refrigerated storage tanks, which are then delivered by refrigerated vans to our processing plants.

The raw milk to be converted into a powder is passed through a high pressure gauge, converting the milk into a fine spray which, through the use of a high temperature fan, quickly dries the spray into a powder.  The powder is then shipped to another processing facility at which it is supplemented with various nutritional components and is then packaged into various types of containers for distribution to our wholesale distributors.

We have engaged two independent processors to assist us in the processing of our raw goat milk into powder products.  They provide, among other things,  production facilities, offices, dormitories, equipment and personnel to assist in the processing of raw goat milk into powder products.  These arrangements expire in December 2009 - we believe that such arrangements can be renewed or similar alternative arrangements obtained, if needed.  See “Process Contracts” in note 16 of our consolidated financial statements.

Distribution

We use three independent trucking contractors to distribute our products throughout China.   We selected these trucking companies based on cost and efficiency.  We believe that alternative shipping arrangements are available if required, on no less favorable terms than are currently available.

Competition

The dairy industry in China is highly competitive and we face substantial competition from both cow and goat milk producers.

Cow milk accounts for more than 90% of the milk consumed in China.  The principal producers and distributors of cow milk are Inner Mongolia Yili Industrial Group Co., Ltd and Inner Mongolia Meng Niu Dairy (Group) Co., Ltd.  We compete with cow milk based on the potential nutritional advantages of goat milk.  Those advantages include higher levels of proteins and vitamins (in particular, vitamins B1, B2 and C) and ease of digestibility.  These factors make goat milk particularly attractive for those interested in maintaining a healthy lifestyle and for use by infants and other consumers sensitive to dairy products or allergic to cow milk.  However, cow milk’s competitive advantages over goat milk include more favorable pricing, easy availability, and greater market acceptance.  This greater market acceptance is attributable to, among other things, the historic association of goat milk with unfavorable smells, a much larger supply of available cow milk, and the fact that goat milk  has only recently developed as an alternative available to consumers in China on a mass market basis.  We are working to improve acceptance of goat milk through marketing efforts geared towards emphasizing its nutritional advantages and its favorable taste and smell.

We also compete directly with China and foreign-based goat milk manufacturers.  Our China based competitors include Dalian Jiuyang, Shaanxi Red Star and Shaanxi Guanshan. We believe that the principal competitive advantages in competing with our China-based competitors are product recognition (including recognition based on quality flavor and price), strong distribution relationships, established supply sources, and quality.  Our foreign competitors include Karihome and Mead Johnson.  We compete with our foreign competitors, and in particular, the products sold by Mead Johnson principally through more favorable pricing though we believe that the quality of our products  is comparable to, if not superior to, the quality of our competitors’ products.

Intellectual Property

In 2002, we registered in China the trademark, “MeiKe GaoTe” (a transliteration of “Milk Goat” in Chinese) for use with our liquid and powder products and the trademark,  “Yi Mei Shi” for use with our powder products. The “Meike Gaote” mark is generally used for all our products other than those formulated to provide a particular nutritional or health benefit and the  “Yi Mei Shi” mark is used for those products emphasizing a specific health or nutritional benefit.

We license the right to use goat odor elimination technologies and are permitted to use these technologies with respect to all of our products.  All payments required to be made by us under this arrangement have been made and we are entitled to continue to use these technologies after the expiration of the license. The license prohibits us, with certain exceptions, from disclosing or transferring the technology.  We believe that alternative odor elimination technologies are available, if required, on terms reasonably acceptable to us.

Regulatory Matters

We are regulated under national, provincial and local laws in China. These regulations govern, among other things, the manufacture and composition of products and ingredients, product labeling and packaging (including the format and content of product labels nutritional information), product safety and  specified manufacturing practices (including mandating quality assurance programs).  Our facilities are subject to inspection and licensing requirements and our trade practices (including claims made with respect to product effectiveness of our products) are regulated.

The national, provincial and local governments have increased their oversight of the production and distribution of dairy products in response to melamine contamination of certain dairy products produced in China.  In September 2008, our goat milk products were inspected by China's Administration of Quality Supervision, Inspection and Quarantine (AQSIQ); AQSIQ determined that such products are safe. We anticipate that we will incur additional expense in complying with additional governmental regulation and oversight.  We anticipate that we will generate additional net sales as consumers migrate to dairy products processed by companies, such as Tianjin Yayi, with reputations for producing quality products, though no assurance can be given in this regard.

We believe that we comply in all material respects with applicable rules and regulations.

Seasonality

While the consumption of goat milk is not seasonal, goat milk production is seasonal because goats generally do not produce milk from November through February.   During such period, we generate sales of goat milk powder from our inventory that builds during the period preceding such hiatus.

Employees

As of October 31, 2008, we had approximately 708 employees. Of these, approximately 110 are managers, 493 are salespeople, and 105 are general staff members. None of the employees is party to a collective bargaining or similar agreement.  We believe our relationship with our employees is satisfactory.

Research and Development

For the years ended October 31, 2008 and 2007, we expended $113,309  and $93,689,  respectively, with respect to research and development activities. Among other things, we retain international experts to assist us in the composition of our various formulated drinks.  We are in the process of developing new  goat based products but do not anticipate that such products will have a material impact in the near term on our results of operations.

Item 1A   Risk Factors

You should consider carefully the following factors and other information described in this Annual Report. The risks and uncertainties described below are the principal risks facing our company, but are not the only ones we face. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also adversely impact our business operations. Negative consequences associated with the following risks would likely cause our business, financial condition or results of operations to suffer. In that case, the trading price of our common stock could decline, and you could lose all or part of the money you paid to buy our common stock.

Risks to Our Business

We have a working capital deficit and immediate cash and capital requirements.

As of October 31, 2008, we had a working capital deficit of approximately $852,000.  While we believe that cash flow from operations coupled with short term borrowings from affiliated or unaffiliated third parties should be sufficient to address our operating cash requirements, we have no committed sources of additional financing, and there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

We plan on incurring significant capital expenditures and may not have the resources to complete our plan.

We plan on incurring capital expenditures of approximately $26.9 million through fiscal 2011; as of October 31, 2008, we have committed to approximately $11 million in a capital purchase obligations through fiscal 2011 in connection with our development projects.  We currently anticipate that we will require external financing of at least $15 million to fund these planned projects.  We do not have any committed sources of financing for these planned and/or committed capital expenditures and no assurance can give that the required funds will be obtained.  If we are unable to obtain such funds, we may be delayed or unable to grow our business, and may forfeit payments we have made in connection with certain development initiatives. See “Item 2. Properties,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 16 to our consolidated financial statements.

We depend on the national and local governments to support our industry and us.

The government plays a significant role in the economy in general  and, the dairy industry in particular.  Governmental authorities provide support for the development of the goat milk industry by, among other things, providing land, space and equipment for goat farms, financing goat farms, waiving compliance with otherwise applicable regulations, and reducing or eliminating tax obligations.  Changes in governmental policies supportive of the development of this industry or failure to maintain good relations with governmental authorities may require us to incur expenses we are otherwise not required to incur.  We may not have sufficient funds to pay such additional expenses and even if we do, our profitability may be reduced.

Recently discovered contamination of milk powder products produced in China could result in negative publicity and have a material adverse effect on our business.

Recently, a number of milk powder products produced within China were found to contain unsafe levels of tripolycyanamide, also known as melamine, sickening thousands of infants.  This prompted the Chinese government to conduct a nationwide investigation into how the milk powder was contaminated, and caused a worldwide recall of certain milk powder products produced within China.  Although we believe that the inevitable contraction in the Chinese milk powder industry caused by this crisis will lead to increased demand for our products, it is possible that the illnesses caused by contamination in the milk powder industry may lead to a sustained decrease in demand for milk powder products produced within China, thereby having a material adverse effect on our business.  See “Item 1. Business-Regulatory Matters.”

Our products may not achieve or maintain market acceptance

We may have difficulty gaining market acceptance for goat milk generally and our products in particular because cow milk dominates the milk market in China, (constituting more than 90% of the milk sold), the favorable pricing of cow milk compared to goat milk, and the historic and long-term association of goat milk with unpleasant smells and tastes.  As a result, achieving and maintaining market acceptance for our products will require substantial marketing efforts and the expenditure of significant funds to encourage consumption of goat milk in general, and the purchase of our products in particular.  There is substantial risk that the market may not accept or be receptive to our products.  Market acceptance of our products will depend, in large part upon our ability to inform potential customers that the distinctive characteristics of our products make them superior to competitive products and justify their pricing. Our products may not be accepted by consumers or be able to compete effectively.

We depend on supplies of raw milk and other raw materials, a shortage of which could result in reduced production and sales revenues and/or increased production costs.

Raw goat milk is the primary raw material we use to produce our products. We do not own our goats and depend on small goat farms and individual goat farmers for our supply of raw goat milk. We expect that we will need to continue to increase the number of farms and farmers from which we source raw milk. If we are not able to maintain our relationships with current suppliers and develop new sources of supply we will not be able to meet our production goals and our sales will fall.  If we are forced to expand our sources for raw milk, it may be more and more difficult for us to maintain our quality control over the handling of the product in our supply and manufacturing chain.  A decrease in the quality of our raw materials would cause a decrease in the quality of our product and could damage our reputation and cause sales to decrease.

Raw goat milk production is, in turn, influenced by a number of factors that are beyond our control including, but not limited to, the following:

•              seasonal factors: goats generally do not produce milk from November through February; further goats produce more milk in temperate weather than in cold or hot weather and extended unseasonably cold or hot weather could lead to lower than expected production; and

•              governmental agricultural and environmental policy: declines in government grants, subsidies, provision of land, technical assistance and other changes in agricultural and environmental policies may have a negative effect on the viability of individual and small farms, and the numbers of dairy cows and quantities of milk they are able to produce.

Even if we are able to source sufficient quantities of raw milk or our other raw materials to meet our needs, downturns in the supply of such raw materials caused by one or more of these factors could lead to increased raw material costs which we may not be able to pass on to the consumers of our products, causing our profit margins to decrease.

The milk business is highly competitive and, therefore, we face substantial competition in connection with the marketing and sale of our products.

We face competition from cow milk and goat milk producers. Most of our competitors producing cow milk are well established, have greater financial, marketing, personnel and other resources than we have been in business for longer periods of time than we have, and have products that have gained wide customer acceptance in the marketplace. The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to our advertising claims. The milk industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. We may be unable to compete successfully or our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

We rely on third parties in the processing of raw goat milk.

An important element of the processing of our raw goat milk is the removal of unpleasant odors.  We have licensed the technology to remove offensive smells. If for some reason this technology becomes unavailable and we are unable to find replacement technology on acceptable terms,  consumers will lose interest in our products and our revenues and profits will suffer.

We are also dependent on two independent contractors to assist us in the processing of raw goat milk.  If such parties are unable or unwilling to provide such services, or do not perform such services in a manner that satisfies applicable quality and other standards, we could be adversely impacted.  See “Item 1 Business-Processing” and “Process Contracts” in note 16 of our consolidated financial statements.

The loss of any of our key executives could cause an interruption of our business and an increase in our expenses if we are forced to recruit a replacement; we have no key-man life insurance covering these executives.

We are highly dependent on the services of Li Liu, our Chairman and Chief Executive Officer and Feng Shek, our Vice President. The loss of either of their services would have a material adverse impact on our operations. We have not applied for key-man life insurance on their lives and have no current plans to do so.

We have been dependent on our chief executive officer to fund our working capital and capital expenditure requirements.

Our chief executive officer, Li Liu, has provided us with financing from time to time to fund our working capital and capital expenditure requirements.  If she is unwilling or unable to provide us with financing as and when needed on acceptable terms, we may be required to find alternative sources of financing for such requirements. Our inability to obtain alternative financing on acceptable terms would limit our ability to generate revenue and may result in less profits.

Changing consumer preferences make demand for our products unpredictable.

We are subject to changing consumer preferences and nutritional and health-related concerns. Our business could be affected by consumer concerns about dairy products, such as the fat, cholesterol, calorie, sodium content or contamination of such products.

Adverse medical research relating to milk and demand for milk could decrease the demand for our products. Periodically, medical and other studies are released and announcements by medical and other groups are made which raise concerns over the healthfulness of  milk in the human diet. A study may be published or an announcement made concerning the healthfulness of milk which may result in a decrease in demand for dairy products in China.

Possible volatility of raw milk costs makes our operating results difficult to predict, and a steep cost increase could cause our profits to diminish significantly.

The policy of China since the mid-1990s has focused on moving the industry in a more market-oriented direction. These reforms have resulted in the potential for greater price volatility relative to past periods, as prices are more responsive to the fundamental supply and demand aspects of the market. These changes in China’s dairy policy could increase the risk of price volatility in the dairy industry, making our net income difficult to predict. Also, if prices are allowed to escalate sharply, our costs will rise which will lead to a decrease in profits.

We face the potential risk of product liability associated with food products; Lack of general liability insurance expose us to liability risks in the event of litigation against us.

We sell products for human consumption, which involves risks such as product contamination or spoilage, product tampering and other adulteration of our products. We may be subject to liability if the consumption of any of our products causes injury, illness or death. In addition, we may recall products in the event of contamination or damage. A significant product liability judgment or a widespread product recall may negatively impact our profitability for a period of time depending on product availability, competitive reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. We would also have to incur defense costs, including attorneys’ fees, even if a claim is unsuccessful. We do not have liability insurance with respect to product liability claims. Any product liabilities claims could have a material adverse effect on its business, operating results and financial condition.

Our management has identified weaknesses in our disclosure controls and in internal control over financial reporting, which if not properly remediated could result in the failure to disclose information on a timely basis and/or material misstatements in our future interim and annual financial statements and have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

Our management is responsible for establishing and maintaining adequate disclosure controls and internal control over financial reporting.  Disclosure controls is a process generally designed to, among other things, ensure  that material information relating to us and our consolidated subsidiaries is made known to us by others within the organization and that such information is made available to the public, if required, on a timely basis.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

See “Item 9A(T). Controls and Procedures” for a discussion of matters pertaining to deficiencies in our disclosure controls and internal controls over financial reporting.

Although we are in the process of implementing initiatives aimed at addressing these deficiencies, these initiatives may not remediate the inadequacy. Failure to achieve and maintain an effective disclosure and/or internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial and other information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. Further, it could cause our investors to lose confidence in the information we report, which could adversely affect the price of our common stock.

Risks Related to Doing Business in China

Changes in China’s political or economic situation could harm us and our operational results.

Economic reforms which have been adopted by the Chinese government could change at any time.  Because many reforms are unprecedented or experimental, they are expected to be refined and adjusted. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations  This could damage our operations and profitability. Some of the things that could have this effect are:

•	level of government involvement in the economy;

•	control of foreign exchange;

•	methods of allocating resources;

•	balance of payments position;

•	international trade restrictions; or

•	international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.  It is possible that the Chinese government may abandon its reforms all together and return to a more nationalized economy. Negative impact upon economic reform policies or nationalization could result in a total investment loss in our common stock.

Changes in the interpretations of existing laws and the enactment of new laws may negatively impact our business and results of operation.

There are substantial uncertainties regarding the application of Chinese laws, especially with respect to existing and future foreign investments in China. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. Laws and regulations effecting foreign invested enterprises in China have only recently been enacted and are evolving rapidly, and their interpretation and enforcement involve uncertainties. Changes in existing laws or new interpretations of such laws may have a significant impact on our methods and costs of doing business. For example, new legislative proposals for product pricing, approval criteria and manufacturing requirements may be proposed and adopted. Such new legislation or regulatory requirements may have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we will be subject to varying degrees of regulation and licensing by governmental agencies in The Peoples Republic of China. Future regulatory, judicial and legislative changes could have a material adverse effect on our Chinese operating subsidiaries.  Regulators or third parties may raise material issues with regard to our Chinese subsidiaries or our compliance or non-compliance with applicable laws or regulations or changes in applicable laws or regulations may have a material adverse effect on our operations. Because of the evolving nature in the law, it will be difficult for us to manage and plan for changes that may arise.

It will be difficult for our shareholder to commence a legal action against our executives.  Enforcing judgments won against them or us will be difficult.

All of our officers and directors reside outside of the United States. As a result, it will be difficult, if not impossible, to acquire jurisdiction over those persons in a lawsuit against any of them, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws.  Because the majority of our assets are located in The People’s Republic of China, it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court. Moreover, we have been advised that the PRC does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, which could harm the market for our products and adversely effect our operations and business.

We may have difficulty establishing adequate management, legal and financial controls in China.

The PRC historically has been deficient in western-style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.  If we are not able to maintain adequate controls our financial statements may not properly represent our financial condition, results of operation or cash flows.  Weakness in our controls could also delay disclosure of information to the public which is material to an investment decision with respect to our stock.

Fluctuations in the exchange rate between the Chinese currency and the United States dollar could adversely affect our operating results.

The functional currency of our operations in China is "Renminbi," or RMB. However, results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results.  We currently do not use hedging techniques, and even if in the future we do, we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could cause our profits to decline, which, in turn, may cause our stock prices, to decline.

Extensive regulation of the food processing and distribution industry in China could increase our expenses resulting in reduced profits.

We are subject to extensive regulation by China's Agricultural Ministry, and by other county and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of our products. Applicable laws and regulations governing our products may include nutritional labeling and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, county and local authorities. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and finances.

Limited and uncertain trademark protection in China makes the ownership and use of our trademark uncertain.

We have obtained trademark registrations for the use of certain trademarks. We believe that certain of these trademarks are important to the establishment of consumer recognition of our products. However, due to uncertainties in Chinese trademark law, the protection afforded by our trademarks  may be less than we currently expect and may, in fact, be insufficient. Moreover even if it is sufficient, in the event it is challenged or infringed, we may not have the financial resources to defend it against any challenge or infringement and such defense could in any event be unsuccessful. Moreover, any events or conditions that negatively impact our trademark could have a material adverse effect on our business, operations and finances.

Our lack of patent protection could permit our competitors to copy our trade secrets and formulae and thus gain a competitive advantage.

We do not have patents covering our products or production processes, and we expect to rely principally on know-how and the confidentiality of our formula and production processes for our products and our flavoring formula in producing competitive product lines. Any breach of confidentiality by our executives or employees having access to our formulae could result in our competitors gaining access to such formulae. The ensuing competitive disadvantage could reduce our revenues and our profits.

Risks Relating to the Market for Our Common Stock

The concentration of our stock ownership may have the effect of delaying, preventing, or deterring a change of control.

The ownership of our stock is concentrated in one shareholder, Global Rock Stone Industrial Ltd., a British Virgin Island limited liability company which beneficially owns more than 60% of our outstanding common stock. Global Rock is controlled by Li Liu and Feng Shek, our executive offers and two of our three directors.  Accordingly, this stockholder or these individuals are able to control all matters requiring the approval of our board of directors or stockholders, including the compensation of management, the election of directors and approval of mergers and other significant corporate transactions. This may deter third parties from acquiring us, thereby depriving our other stockholders of an opportunity to receive a premium for their shares as part of a sale of the Company; concentration of ownership may also adversely affect the market price of our common stock.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with our becoming public through a “reverse merger.”  Because of our merger, we could be exposed to undisclosed liabilities resulting from our operations prior to the merger and we could incur losses, damages or other costs as a result.  In addition, securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. Brokerage firms may not want to conduct any secondary offerings on our behalf in the future.

There is currently no liquid trading market for our common stock and one may never develop or be sustained.   Stockholders may not be able to liquidate their investment at all, or may only be able to liquidate the investment at a price less than our company’s value.

There is currently no liquid trading market for our common stock and one may never develop.  As a result, the price if traded may not reflect our value. Consequently, investors may not be able to liquidate their investment at all, or if they are able to liquidate it may only be at a price that does not reflect the value of our business.  Because the price for our stock is low, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in our stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of common stock like ours as collateral for any loans.  Even if a more active market should develop, the price may be highly volatile. Our common stock is currently approved for quotation on the OTC Bulletin Board.  We do not satisfy the initial listing standards of either the American Stock Exchange, the New York Stock Exchange or the Nasdaq Capital Market.  If we never are able to satisfy any of those listing standards our common stock will never be listed on an exchange.  As a result, the trading price of our stock may be lower than if we were listed on an exchange. Our stock may be subject to increased volatility.  When a stock is thinly traded, a trade of a large block of shares can lead to a dramatic fluctuation in the share price.

Our stock price may be volatile in response to market and other factors.

The market price for our stock after the merger may become volatile and subject to price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	the increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the merger may limit interest in our securities;

•	variations in quarterly operating results from the expectations of securities analysts or investors;

•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;

•	announcements of technological innovations or new products or services by us or our competitors;

•	reductions in the market share of our products;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	general technological, market or economic trends;

•	volatility in our results of operations;

•	investor perception of our industry or prospects;

•	insider selling or buying;

•	investors entering into short sale contracts;

•	regulatory developments affecting our industry; and

•	additions or departures of key personnel.

“Penny Stock” rules may make buying or selling our Common Stock difficult.

Trading in our Common Stock is subject to the “penny stock” rules. The Securities and Exchange Commission, or SEC, has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our Common Stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market price and liquidity of our Common Stock.

We have the right to issue up to 10,000,000 shares of "blank check" preferred stock, which may adversely affect the voting power of the holders of other of our securities and may deter hostile takeovers or delay changes in management control.

Our certificate of incorporation provides that we may issue up to 10,000,000 shares of preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determinate from time to time. Our board of directors, without further approval of our common stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock. Issuances of shares of preferred stock could, among other things, adversely affect the voting power of the holders of other of our securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in management control.  Such an issuance would dilute existing stockholders, and the securities issued could have rights, preferences and designations superior to our Common Stock.

Because we do not intend to pay any dividends, stockholders must rely on stock appreciation for any return on their investment in our common stock.

We have not paid any dividends on our common stock and we do not intend to declare and pay any dividends on our common stock. Earnings, if any, are expected to be retained by us to finance and expand our business.

Item 1B.  Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2. Properties

Under Chinese law, the government owns all of the land in the PRC and companies and individuals are authorized to use the land only through land use rights granted by the PRC government.

We own or lease the following manufacturing and production facilities.  (For additional information about our leased facilities, see “Process Contracts” in note 16 of our consolidated financial statements):

•	we own a facility located in Fuping County of Shaanxi Province capable of spray drying 40 metric tons of raw milk per day.

•
our wholly owned facility located in the XiQing District of Tianjin City,  which is, on the basis of a daily double shift, capable of combining and formulating the milk powder with the nutritional supplements and then packaging the end product at a rate of five metric tons per day.

•	a spray drying facility in YanLiang District, Xian City, Shaanxi Province, with a capacity of 80 metric tons per day, pursuant to a lease that terminates in December 2009.

•	a liquid milk production line in the Hexi District of Tianjin City, with a capacity of 20 metric tons per day, pursuant to a lease that terminates in December, 2009.

Currently, we have one production line  for can-packed milk powder, which is able to produce 2,000 tons of milk powder per year.  We also own a production line for box-packed milk powder, which has the production capacity of 500 metric tons per year.  These production lines are located at our XiQing facility.

We also have approximately 18 sales offices located throughout China; these offices assist in coordinating, developing, and maintaining relationships with our distributors and retailers.  The number of such offices fluctuates from time to time based on our assessment of our marketing and sales requirements.  The leases for the sales offices are generally on an annual basis.

Our current administrative, processing and warehousing facilities are insufficient for our needs. Accordingly, we have entered into a number of agreements and arrangements to expand our facilities which are summarized below.

We and Tianjin Mengyang entered into an agreement in January 2007, subsequently amended, pursuant to which they would renovate and we would acquire a four-story office building, located in Tianjin City, which would serve as our executive, sales and administrative headquarters.  The renovation, which was delayed, is now expected to be completed in May 2009.

We had, in January 2007, entered into a factory and warehouse leasing agreement with Tianjin Mengyang pursuant to which we were to lease through 2029 an approximately 30,000 square meter factory and warehouse that was to be built in Tianjin City, China.  In September 2008, this agreement was cancelled and in lieu thereof, the parties entered into a new agreement, subsequently amended, pursuant to which we have agreed to acquire facilities which are to be converted into three warehouses and a processing facility. In addition to the payments to be made to Tianjin Mengyang in connection with this agreement, we anticipate that we will require approximately $6 million to equip such facility to perform the contemplated functions.  These facilities are to be completed by December 2009.

In July 2008, we entered into an agreement, subsequently amended, with the government of Lin Wei District of Weinan City (the “Weinan City Government”) pursuant to which we are to build a goat milk processing facility in the Government’s industrial park.  It is anticipated that initially such facility will be capable of spray drying 200 metric tons of raw goat milk per day and that at a later stage, such facility may be expanded as requirements dictate.  We are to commence construction of this facility by March 2009 and are to pay the Weinan City Government an aggregate of approximately $1 million for the transfer of the land use rights related to such facility, of which approximately $147,000 has been paid and the balance is to be paid before construction begins.  In addition to the payments to be made to the Weinan City Government, it is estimated that this project will cost approximately $19 million (approximately $11.7 million of fixed asset investment and approximately $7.4 million in working capital when such facility commences operations) and that such facility will commence operations in November 2010.

See “Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations” and notes 8 and 16 of our consolidated financial statements for additional information regarding (i) advances and loans to Tianjin Mengyang and (ii) our properties and proposed expansion and development activities.

Item 3. Legal Proceedings

We are not presently subject to any material litigation, and, to our knowledge, there are no material litigations presently threatened against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

The information called for by this item was previously reported in our Quarterly Report on Form 10-Q for the period ended July 31, 2008.

PART II

Item 5.  Market For Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Security

Our common stock has been listed on the OTCBB since September 26, 2007.  The current ticker symbol for the common stock is "YYIN". The approximate high and low bid prices for the fiscal years ended October 31, 2008 and 2007 are summarized by quarter below:

	High	Low
2008
November 1, 2007- January 31, 2008	$1.10	$1.10
February 1, 2008-April 30, 2008	1.10	1.10
May 1, 2008-July 31, 2008	1.60	1.10
August 1, 2008-October 31, 2008	3.60	1.25

2007
November 1, 2006- January 31, 2007	$0.02	$0.01
February 1, 2007-April 30, 2007	0.01	0.01
May 1, 2007-July 31, 2007	1.20	0.01
August 1, 2007-October 31, 2007	1.15	1.10

The above quotations, as provided by the Yahoo Finance website, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

As of January 26, 2009, our common stock was held of record by approximately 374 shareholders. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries

Dividends

We have not paid any cash dividends to date and it is the present intention of management to use all available funds for the development of our business. Further, the ability of our cash generating subsidiaries to distribute funds to our parent corporation, Yayi International Inc., and its ability,  in turn, to make distributions to our stockholders, is limited by PRC law which, among other things, imposes restrictions on our subsidiaries’ ability to distribute funds outside of China and further requires that such subsidiaries maintain certain statutory reserves.  See note 2 to our consolidated financials statements.  Accordingly, we do not anticipate paying dividends in the foreseeable future.

Item 6.  Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties are outlined in “Item 1A.   Risk Factors.” We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

Information regarding market and industry statistics contained in this Annual Report on Form 10-K is included based on information available to us that we believe is accurate. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Annual Report on Form 10-K. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

The following discussion reflects management's analysis of our operating history for us and our consolidated subsidiaries for the fiscal years ended October 31, 2008  and 2007. As such, the discussion only represents management's current assessment of the operations of the business. There can be no implication that the results discussed herein will necessarily continue into the future, or that any of the conclusions expressed below will necessarily be indicative of actual operating results in the future.

Overview

We engage in the processing, commercialization and distribution of a series of goat milk formula powder, goat milk tablets, liquid goat milk and goat milk drinks throughout China. Our principal brand under which products are sold is MeiKe GaoTe. We are focused primarily on higher-priced premium infant formula.  However, our goat milk product line also includes more affordable infant formula products, targeting the mass market, and other goat milk products that target the health-conscious consumer. We sell substantially all of our products in China, primarily using distributors who resell the products through their own distribution networks, typically composed of sub-distributors and retail outlets,

Our distribution network serves approximately 3,600 retail outlets across China. Our sales, customer service and education and distribution network has helped us build brand recognition and customer loyalty in the primary markets where we concentrated our sales and marketing efforts.

Strategy

The Chinese government has initiated programs to promote milk consumption and is providing incentives to increase dairy production. Today, the Chinese dairy market is a $13 billion industry and is expected to grow at a rate of 15% per year for the next few years.

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

Currently, we are primarily selling goat milk powder products, popularizing liquid goat milk products, conducting small-scale tests for goat milk yogurt products, and exploring the development goat milk cheese products. When we believe the market for our goat milk liquid and powder products is mature, we intend to launch our goat milk yogurt and then goat milk cheese products. Currently, we are also trying to launch some goat milk tea products and goat milk cornmeal.

We are also, as described under “-Liquidity and Capital Resources” engaged in expanding our administrative, processing and warehousing facilities.  See also “Item 2. Properties”.

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

Revenue Recognition

Our revenue is generated from sales of goat milk powder and liquid products, and is recognized when all of the following criteria are met:

☐ The amount of revenue can be measured reliably;
☐ It is probable that the economic benefits associated with the transaction will flow to the enterprise;

☐ The costs incurred or to be incurred in respect of the transaction can be measured reliably; and
☐ Collectability is reasonably assured.

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

Results of operations for the fiscal year ended October 31, 2008 and 2007

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior corresponding period.

	Fiscal Year ended October 31,
	2008	2007	Change	Variance
Net sales	$21,791,268	$14,283,730	$7,507,538	53%

Cost of goods sold	7,600,454	5,008,788	2,591,665	52%

Gross profit	14,190,814	9,274,942	4,915,872	53%

Operating expenses	6,309,113	4,889,288	1,419,825	29%

Net sales for fiscal 2008 increased by approximately 53% from fiscal 2007. The increase is attributable to an increase of approximately 111% in the volume of products sold which was partially offset by a decrease of approximately 11% in the weighted average price at which products were sold.  The volume of products sold increased because of the price reductions for certain of our non-premium products, our increased promotional activities at the retail stores carrying our products, an increase in the number of retail stores to which we sell directly, and an increase in the numbers of distributors carrying our products.  The average price at which our products were sold decreased because of our adjustment, in the spring of 2008, of the prices at which certain products were sold; in particular, the reduction of prices in certain non-premium products to gain greater market share for such product lines which was partially offset by the increase in prices for certain premium products for which we believed demand was inelastic.

Cost of goods sold increased in fiscal 2008 by approximately 52% from fiscal 2007, which increase was proportional to the increase in net sales.

Operating expenses in fiscal 2008 increased approximately 29% from fiscal 2007.  The  increase is primarily attributable to the approximately 108% increase in other selling, general and administrative expenses, and to a lesser extent, increases in salaries and marketing and promotion expense, which increases were partially offset by the 62% decrease in commissions.  Other selling, general and administrative expense increased because of increases in (i) store entry fees which increased due to the increases in promotional activities (including an increase in the number of people engaged in such activities) conducted at retail stores carrying our products and the number of retail stores carrying our products, (ii) freight costs, which increased principally because of the increased cost of shipping a unit of product (which increase is attributable in part to the melamine contamination of certain dairy products and our need to re-ship previously distributed products to comply with government testing requirements and to the establishment of a warehouse in Shanghai to accelerate the distribution of our products in Southern China) and, to a lesser extent, the increase in the volume of product shipped,  (iii) travel and entertainment expense, which increased because of our increased marketing efforts, (iv) professional fees and expenses, which increased due to the reverse subsidiary merger (including the related transactions), and our status as a reporting company and (v) more favorable benefits provided to our employees. Advertising and promotion expense increased because of additional marketing efforts and salaries increased due to the increase in the number of sales and marketing personnel.  Commissions decreased because incentive performance thresholds were not attained in fiscal 2008 by certain sales personnel.  Operating expense as a percentage of net sales decreased from 34% in fiscal 2007 to 29% in fiscal 2008.

Merger expense for fiscal 2008 was $3.46 million.  No merger expense was incurred in fiscal 2007.  The merger expense resulted from our payment, through issuance of securities, warrants and cash to service providers that rendered services in connection with the consummation of the reverse merger and related transactions. Included in the merger expense was $3.4 million of non-cash charges primarily attributable to the issuance of 2,000,000 shares of common stock and Series B warrants to acquire 2,148,148 shares of common stock incurred in connection therewith.  See note 15 of notes to our consolidated financial statements.

Interest expense increased in fiscal 2008 by approximately 530% from fiscal 2007 mainly because of the amortization of deferred financing costs associated with the issuance of Series E warrants to Allied Merit to purchase 250,000 shares of the Company’s stock, amortization of debt discount and beneficial conversion feature associated with the issuance of $1,300,000 in face amount of convertible promissory notes and related warrants, and, to a lesser extent, our increased net borrowings coupled with higher rates of interest on such borrowings. See notes 10, 12 and 15 of our consolidated financial statements.

Income tax was $1.6 million and zero for fiscal 2008 and 2007, respectively. There was no income tax expense for fiscal 2007 because we were exempt from such taxes through October 31, 2007. The loss of the tax exemption had the effect of reducing reported net income. Beginning January 1, 2008, the applicable income tax rate was approximately 25% of taxable income and it is anticipated to continue at such rate in fiscal 2009.

Though operating profit in fiscal 2008 was approximately 80% higher than in fiscal 2007, net income for fiscal 2008, decreased approximately 58% from fiscal 2007. This decrease was primarily due to the non-recurring merger expenses $3.46 million, of which approximately $3.34 million is attributable to non-cash charges and our income tax expense of approximately $1.63 million.

Liquidity and Capital Resources

As of October 31, 2008, we had cash and cash equivalents of approximately $891,000 and a working capital deficit of approximately $852,000.  The working capital deficit includes an aggregate of approximately $5.5 million (consisting $4.5 million in dividends incurred in connection with Charleston’s acquisition of Tianjin Yayi and $978,000 in principal amount of loans) payable to related parties or their affiliates or associates. We have been informally advised that these related parties will only require the repayment of the obligations when we have sufficient financial resources to allow for such repayment.  However, there is no agreement pursuant to which they have agreed to defer the payment of these obligations, they could demand payment of such sums at any time and, in fiscal 2008, approximately $401,000 was repaid to such related parties upon their demand. Subsequent to October 31, 2008, we borrowed an aggregate of approximately $2.78 million from three lenders.  Such loans bear interest ranging from 5.83% to 7.992% per annum and mature one year from the date of such borrowing.  We paid an aggregate of approximately $39,000 in guaranty fees in connection with these borrowings.  See note 21 to our consolidated financial statements.

We intend to, and are in the process of, expanding our administrative and production facilities to meet our current needs and anticipated increased demand for our products.  In connection therewith, we plan on spending approximately $26.9 million during fiscal 2009-2011 ($15.6 million in fiscal 2009 and $11.3 million during fiscal 2010-2011).  Included in the $26.9 million are expenditures of approximately $11.1 million during 2009-2011 (approximately $8.7 million in fiscal 2009 and $2.4 million during fiscal 2010-2011) to which, subject to adjustment described below, we are contractually obligated.   The planned expenditures exclude an aggregate of approximately $7.4 million (approximately $1.5 million in fiscal 2011 and approximately $5.9 million thereafter) of working capital that we currently anticipate will be required by the Weinan City project when it commences operations.  See “-Contractual Obligations,” “Item 2. Properties” and note 16 of our consolidated financial statements.

Historically we have relied on loans from our chief executive officer, Li Liu, and short-term borrowings to meet our cash, working capital and capital expenditure requirements. We anticipate that we will be able to fund our working capital deficit and our operating cash requirements from cash flow from operations coupled with short-term borrowings.  While we believe short term borrowings will continue to be available to us from affiliated or unaffiliated third parties to satisfy our cash requirements, we do not have a line of credit or other assured source of short term financing.

We currently plan on seeking at least $15 million in financing to fund the approximately $26.9 million in planned capital expenditures.  No assurance can be given that we will be able to secure the financing required for these capital expenditures or that such financing will be sufficient.  Further, in the event we obtain financing through the issuance of equity or equity-linked securities, such financing may be dilutive to our security holders.  If we are unable to fund such expenditures in the time frames contemplated (either because we cannot secure the $15 million in financing or such financing, together with cash flow from operations and short-term borrowings, is insufficient), we may be required to defer, modify the scope of, or terminate the implementation of the Weinan City project and/or delay or defer the equipping of the warehouses and processing facilities to be developed in Tianjin City.  If we are unable to expand our facilities, we contemplate that we will continue to rely, as we currently do in part, on third parties to assist us in the fulfillment of our goat milk processing requirements.  Such third parties may be unwilling or unable to assist in fulfilling such processing requirements and, even if able to fulfill such requirements, our profits would be negatively impacted if we are required to rely on such third party processors.

The following table summarizes information about our net cash flows for the following periods:

	Fiscal year Ended October 31,
	2008	2007
Net cash provided by (used in) operating activities	$3,816,554	$3,063,881
Net cash provided (used in) investing activities	(5,658,527)	(3,345,918)
Net cash provided by (used in) financing activities	2,387,373	(674,509)

Operating Activities:

Net cash provided by operating activities was approximately $3.9 million for fiscal 2008 compared to net cash of approximately $3.1 million provided by operating activities in fiscal 2007. The increase is attributable primarily to higher operating profit, the collection of accounts receivables on an accelerated basis, the improved collections with respect to other receivables (attributable in part to the repayment of approximately $650,000 owed to us by the Nanda Technology- see note 6 of our consolidated financial statements) and the decrease in restricted cash, offset by increases in inventories and decreases in accounts payable and bills payable. Inventories increased due to an increase in purchases of raw materials, finished products and packaging to meet anticipated increased sales demand. Accounts payable and bills payable decreased because we accelerated payments to suppliers for the purchases of raw materials and packaging. We accelerated these payments because we believe it enables us to obtain improved terms from our suppliers.

Investing Activities:

Net cash used in investing activities for fiscal 2008 was approximately $5.7 million, an increase from approximately $3.3 million from fiscal 2007. The increase is attributable to payments relating to the acquisition of equipment and facilities and in particular, payments to Tianjin Mengyang and approximately $621,000 paid in connection with our purchase of Fuping Milkgoat.  See “Item 2. Properties” and notes 4, 8 and 16 of our consolidated financial statements.

Financing Activities

Net cash provided by financing activities in fiscal 2008 was approximately $2.4 million compared to approximately $675,000 of net cash used by these activities in fiscal 2007. The increase in cash flow from financing activities is attributable to the $5.4 million from proceeds from our short term borrowings and the net proceeds from the offering of notes and warrants issued in connection with our reverse subsidiary merger.  See note 15 of notes to our consolidated financial statements.  The increase in cash flow from financing activities was partially offset by the repayment of approximately $3.6 million in short term loans and the repayment of approximately $401,000 to related parties.

Foreign Currency Translation

During fiscal 2008, the RMB, the functional currency of our operations in China, generally appreciated against the U.S. dollar.  This generally had a favorable impact on our results of operations (including cash flow from operations) and on our cash position.  This positive effect of the currency exchange rate may not continue in the future.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our significant contractual obligations at October 31, 2008 (except as otherwise noted below):

	Payments Due by Period
	Total	FY 2009	FY 2010-2011	FY 2012-2013	After FY 2013
Contractual Obligations:
Operating Lease Obligations[1]	$628,730	$79,110	$163,592	$164,080	$221,948
Capital Purchase Obligations[2]	11,031,464	8,674,265	2,357,199	—	—
Other Purchase Obligations and Commitments[3]	4,270,563	1,257,390	1,949,157	1,064,016	—
Long-Term Debt Obligations[4]	873,647	34,089	839,558	—	—
Total:	16,804,404	10,,044,854	5,309,506	1,228,096	221,948

1 See “Operating Leases” in note 16 to our consolidated financial statements.

2 Reflects payments to be made to (i) the Weinan City government in connection with its transfer to us of land use rights but not the approximately $19.1 million ($11.7 million in fixed asset investments contemplated to be expended in fiscal 2009-2011 and $7.4 million in working capital contemplated to be required in fiscal 2011 and thereafter) required to develop the contemplated spray drying facility (see “Item 2. Properties” and “Land Use Rights Agreement” of note 16 of notes to our consolidated financial statements), (ii) Tianjin Mengyang, pursuant to which we are to acquire from them, and they are to renovate on our behalf, a four story office building in Tianjin City (see “Item 2. Properties” and “Purchase of Office Building” of note 16 to our consolidated financial statements), and (iii) Tianjin Mengyang, pursuant to a factory transfer agreement signed on September 26, 2008, as supplemented on January 20, 2009 (but not the $6 million anticipated to be required in fiscal 2009 to equip the facilities contemplated by such agreement).  The payment schedule reflected above gives effect to this January 2009 supplement.  The factory transfer agreement, as supplemented, provides, among other things, that in the event that the financing contemplated by our financing plan is not raised by April 30, 2009, the amounts due pursuant thereto are to be adjusted.  As so adjusted, our aggregate capital purchase obligation in fiscal 2009 would be reduced to approximately $6.04 million and such obligations payable in fiscal 2010 -2011 would be increased to $8.4 million.  We believe that our plan (and therefore, our entitlement to an adjustment) contemplates a financing of at least $15 million though the amount of the threshold is not specifically provided for in the supplement to such agreement. See “Item 2. Properties” and “Purchase of Factory & Warehouse” of note 16 to our consolidated financial statements.

3 Represents payments to be made pursuant to process contracts (see “Process Contracts” of note 16 to our consolidated financial statements) and agreements with village committees for the minimum purchase obligations of raw goat milk.  For the purposes of calculating the payment obligation with respect to the purchase of raw goat milk, we assumed that we would only purchase the minimum amount required by these agreements for the applicable period.  The minimum quantity of raw goat milk we must purchase is 2,205 tons in fiscal 2009, 4,251 tons in fiscal 2010-2011 and 1,788 tons in fiscal 2012.  Note that in fiscal 2008, we purchased approximately 12,250 tons of raw goat milk.  We further assumed a purchase price of $432 per metric ton, the market price as of October 31, 2008.  The purchase price is determined by the market and actual amounts vary based on market price fluctuations.  In fiscal 2008, the market price ranged from a low of $432 per ton to a high of $532 per ton.  See “Purchase of Raw Material” of note 16 to our consolidated financial statements.

4 Does not include interest expense (excluding all non-cash charges such as amortization of deferred financing costs) of $104,000 for fiscal 2009 and $208,000 for fiscal 2010-2011 that will accrue on such borrowings at the interest rate provided for in the governing instruments.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

No applicable to smaller reporting companies.

Item 8.      Financial Statements and Supplementary Data

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of  Yayi International Inc.

We have audited the accompanying consolidated balance sheets of Yayi International Inc.  (“the Company”) as of October 31, 2008 and 2007, and the related consolidated statements of operations,  comprehensive income, stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the financial statements, net income for the year ended October 31, 2007 was reduced by $90,417 and the accumulated deficit balance as of October 31, 2006 was increased by $64,415 in order to account for estimated sales returns.  Accordingly, the 2007 financial statements have been restated.

/s/Morison Cogen LLP

Bala Cynwyd, Pennsylvania
January 30, 2009

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

CONSOLIDATED BALANCE SHEETS
	2008	2007
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$891,278	$256,317
Restricted cash	-	715,939
Accounts receivables, net of allowances of $41,050 and $126,660	2,603,078	2,357,534
Other receivable, net of allowances of $29,207 and $125,807	122,732	936,329
Inventory	3,329,776	1,161,803
Prepaid expenses	39,702	-
Advances	5,904,885	3,536,487
Deferred financing cost	184,846	-
Total current assets	13,076,297	8,964,409

Property, plant and equipment, net	2,580,385	1,808,216
Goodwill	278,787	-
Deferred financing cost	18,686	-
Advances	3,575,186	-
Rental deposits	-	588,613
Deferred tax asset	9,402	-
Other assets	5,627	-

Total assets	$19,544,370	$11,361,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$5,274,996	$2,940,390
Accounts payable	1,466,745	1,761,202
Bills payable	-	676,645
Other payable and accrued expenses	212,922	399,640
Dividend payable	4,468,250	-
Advance from customers	3,589	105,911
Income and other tax payable	1,246,211	1,043,154
Accrued sales return	243,774	160,856
Due to related parties	977,950	1,247,110
Long term loans - current portion	34,089	31,208

Total current liabilities	13,928,526	8,366,116

Long-term liabilities:
Long-term loans, net of debt discount of $460,442	839,558	31,100
Minority interest in consolidated subsidiary	-	1,236
	839,558	32,336

Total liabilities	14,768,084	8,398,452

Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 25,000,000 and 22,325,000 shares issued and outstanding in 2008 and 2007	25,000	22,325
Additional paid in capital	3,228,244	3,684,764
Statutory surplus reserve fund	502,438	-
Retained earning (deficit)	667,873	(654,906)
Accumulated other comprehensive income (loss)	352,731	(89,397)

Total stockholders’ equity	4,776,286	2,962,786

Total liabilities and stockholders' equity	$19,544,370	$11,361,238

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year ended
	October 31,
	2008	2007
		(restated)

Net sales	21,791,268	14,283,730

Cost of goods sold	7,600,454	5,008,788

Gross profit	14,190,814	9,274,942

Operating expenses
Advertising and promotion expense	1,723,569	1,402,171
Salaries	1,333,775	1,021,163
Other selling, general and administrative expenses	2,735,313	1,316,651
Commission	405,146	1,055,614
Research and development expense	111,309	93,689

	6,309,112	4,889,288

Operating profit	7,881,702	4,385,654

Other income (expenses)
Merger costs	(3,456,784)	-
Interest income	7,826	4,839
Other income	40,537	-
Interest expense	(668,167)	(105,988)
Allowance from government	-	52,005
Other expense	(345,951)	(8,637)

Other expense	(4,422,539)	(57,781)

Income before income taxes	3,459,163	4,327,873

Income taxes	1,633,946	-

Net income	1,825,217	4,327,873

Other comprehensive income
Foreign currency translation adjustment	442,128	44,835

Comprehensive income	$2,267,345	$4,372,708

Basic weighted average number of shares outstanding	23,402,329	22,325,000

Basic earnings per share	$0.08	$0.19

Diluted weighted average number of shares outstanding	24,441,031	22,325,000

Diluted earnings per share	$0.05	$0.19

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid in	Statutory Surplus	Retained Earnings /	Accumulated Other Comprehensive	Total Stockholders’
	Number of shares	Amount	capital	Reserve Fund	(Deficit)	Income (Loss)	Equity (Deficit)
					(restated)	(restated)	(restated)

Balance at October 31, 2006 (as previously reported)	22,325,000	$22,325	$3,684,764	$-	$(4,918,364)	$(134,232)	$(1,345,507)

Cumulative effect of restatement related to accrued sales return (Note 20)					(64,415)		(64,415)

Balance at October 31, 2006 (restated)	22,325,000	$22,325	$3,684,764	$-	$(4,982,779)	$(134,232)	$(1,409,922)

Foreign currency translation (restated)	-	-	-	-	-	44,835	44,835

Net income for the year ended October 31, 2007 (restated)	-	-	-	-	4,327,873	-	4,327,873

Balance at October 31, 2007 (restated)	22,325,000	$22,325	$3,684,764	$-	$(654,906)	$(89,397)	$2,962,786

Issue of common stock at merger	1,000,198	1,000	(977)	-	-	-	23

Cancellation of common stock	(325,198)	(325)	(536,042)	-	-	-	(536,367)

Issuance of common stock for finder's fee as offering costs	2,000,000	2,000	2,198,000	-	-	-	2,200,000

Issuance of Series A warrants with convertible notes	-	-	280,726	-	-	-	280,726

Issuance of Series B warrants for finder's fee	-	-	1,144,743	-	-	-	1,144,743

Issuance of Series C warrants for cancellation of common stock	-	-	86,367	-	-	-	86,367

Issuance of Series D warrants for placement agent	-	-	67,368	-	-	-	67,368

Issuance of Series E warrants for extension of note payable	-	-	233,547	-	-	-	233,547

Beneficial conversion feature on convertible note	-	-	304,800	-	-	-	304,800

Dividend declared	-	-	(4,235,052)	-	-	-	(4,235,052)

Net income for the year ended October 31, 2008	-	-	-	-	1,825,217	-	1,825,217

Transfer to statutory surplus reserve fund	-	-	-	502,438	(502,438)	-	-

Foreign currency translation	-	-	-	-	-	442,128	442,128

Balance at October 31, 2008	25,000,000	$25,000	$3,228,244	$502,438	$667,873	$352,731	$4,776,286

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	October 31,
	2008	2007
		(restated)
Cash flow from operating activities
Net income	$1,825,217	$4,327,873
Adjustments to reconcile net income to net cash provided by operating activities:
Net foreign currency transaction loss	196,439	-
Depreciation of property, plant and equipment	271,000	126,497
Amortization of deferred financing cost	180,841	-
Allowance of bad debts-Accounts receivable	(92,193)	19,852
Allowance of bad debts-Other receivable	(104,438)	91,561
Sales return allowance	82,918	96,441
Merger costs from issuance of warrants and common stock	3,359,291	-
Minority interests	-	(98)
Accretion of debt discount	125,084	-

(Increase) decrease in operating assets, net of effect of acquisition:
Restricted cash	728,670	(387,776)
Accounts receivables	40,242	(1,512,309)
Other receivables	1,050,228	(713,698)
Inventories	(1,113,093)	101,054
Prepaid expenses	(39,677)	-
Advances	(362,858)	247,076
Deferred tax asset	(8,953)	(2,852)
Rental Deposit	-	(572,565)

Increase (decrease) in operating liability, net of effect of acquisition:
Accounts payable	(1,300,891)	642,407
Bills payable	(688,713)	396,356
Accrued payroll	47,792	-
Advance from customers	(129,222)	(212,579)
Other taxes payable	54,829	198,242
Other current liabilities	(305,959)	218,399
Net cash provided by operating activities	3,816,554	3,063,881

Cash flows from investing activities
Purchase of equipment	(183,019)	(139,901)
Advance for construction of factory and warehouse	(2,928,200)	-
Advance for construction of office building	(1,966,551)	(3,207,298)
Cash acquired from Ardmore	23	-
Cash acquired from Charleston	-	1,281
Cash acquired in subsidiary	40,504	-
Purchase of subsidiary	(621,284)	-

Net cash used in investing activities	(5,658,527)	(3,345,918)

Cash flows from financing activities
Proceeds from bank borrowings	-	2,860,226
Proceeds from short term loans	5,440,619	-
Proceeds from long term loans	-	48,299
Repayment of short term loans	(3,619,991)	(390,031)
Repayment of long term loans	(33,141)	-
(Repayment) Proceeds from minority stockholders	(1,257)	1,334
Net proceeds from private placement	1,001,993	-
Due to related parties	(400,850)	(3,194,337)
Net cash provided by (used in) financing activities	2,387,373	(674,509)

Effect of exchange rate changes in cash	89,561	30,967

Net increase (decrease) in cash and cash equivalents	634,961	(925,579)

Cash and cash equivalents, beginning of year	256,317	1,181,896

Cash and cash equivalents, end of year	$891,278	$256,317

Supplemental disclosure of cash flow information
Cash paid during the year

Interest paid	$310,926	$105,988

Income tax paid	$1,586,394	$-

Supplemental disclosure of non-cash financing and investing activities;
Dividend payable	$4,235,052	$-

Rental deposit applied as advance to construction of factory and warehouse	$644,790	$-

Note payable to Tryant for cancellation of common stock	$250,000	$-

Issuance of Series C warrants for cancellation of common stock	$86,367	$-

Issuance of Series A warrants with convertible notes	$280,726	$-

Issuance of common stock and Series B warrants for finder's fee	$3,344,743	$-

Beneficial conversion feature of convertible notes	$304,800	$-

Deferred financing cost from issuance of Series D warrants	$52,820	$-

Proceeds from convertible note applied to deferred financing cost	$98,007	$-

Deferred financing costs from issuance of Series E warrants to Allied Merit for extension of note payable	$233,547	$-

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

1.	Organization and Nature of Business

Yayi International, Inc (“Yayi International” or the “Company”), formerly known as Ardmore Holding Corporation  or “Ardmore”,  was originally organized under the laws of the state of Delaware in 1986 under the name of a predecessor corporation which engaged in a software development and consulting service business.  During 2007 and 2006, Ardmore sold 875,000 post-stock split adjusted shares to Tryant, LLC, a then unrelated party, which represented over 85% of Ardmore’s outstanding shares.  Subsequently, Ardmore's management decided to wind up all business operations related to the former products sold by the predecessor corporation.  On April 16, 2007, the name of the predecessor corporation was changed to Ardmore Holding Corporation.  From April 16, 2007 until June 6, 2008 when the Company completed a reverse acquisition transaction with Charleston Industrial Limited (“Charleston”), the Company was a blank check company and did not engage in active business operations other than its search for, and evaluation of, potential business opportunities for acquisition or participation.  The Company changed its fiscal year from December 31 to October 31.  The Company amended its articles of incorporation on September 12, 2008 and changed its name to Yayi International Inc.

On June 6, 2008, Ardmore, its wholly owned subsidiary, Ardmore Acquisition Corp. (“Ardmore Acquisition”), Charleston Industrial Ltd., (“Charleston”) and Tryant LLC, a Delaware limited liability company and at such time the holder of a majority of Ardmore’s outstanding shares of common stock, consummated a merger pursuant to which Ardmore Acquisition was merged into Charleston and Charleston became Ardmore’s wholly owned subsidiary.  Charleston is the owner of Tianjin Yayi Industrial Co., Ltd. (“Tianjin Yayi”), an entity organized under the laws of the People’s Republic of China and as a result of this merger, Ardmore became the owner of Tianjin Yayi.  Pursuant to the merger, all 50,000 shares of Charleston’s stock were exchanged for 22,325,000 shares newly issued common stock of Ardmore.  Accordingly, all references to shares of Charleston’s common stock and per share amounts have been retroactively restated to reflect the equivalent numbers of Ardmore shares.  Charleston thereby became the Company’s wholly owned subsidiary and the former stockholders of Charleston became the Company’s controlling stockholders.

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

On January 15, 2008, Charleston acquired Tianjin Yayi and its wholly-owned subsidiary, Weinan Milkgoat Production Co., Limited (“Weinan Milkgoat”). Under the terms of the merger agreement, all stockholders of Tianjin Yayi are entitled to receive a dividend from Charleston in the amount of RMB30,500,000 (equivalent to $4,468,250) for all of the shares of Tianjin Yayi. Since the ownership of Charleston and Tianjin Yayi are substantially the same, the merger was accounted for as a transaction between entities under common control, whereby Charleston recognized the assets and liabilities of Tianjin Yayi transferred at their carrying amounts. The consolidated financial statements have been restated for all periods prior to the merger to include the financial position, results of operations and cash flows of the commonly controlled companies.

Tianjin Yayi Industrial Co., Limited

Tianjin Yayi is a Chinese enterprise organized in the People’s Republic of China (“PRC”) in May 1994 in accordance with the Laws of the People’s Republic of China.  Tianjin Yayi currently engages in the processing, commercialization and distribution of a series of goat milk powder, goat milk slice, liquid goat milk as well as goat milk drink throughout the PRC.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

1.	Organization and Nature of Business - Continued

Weinan Milkgoat Production Co., Limited

Weinan Milkgoat was formed on December 8, 2006. Tianjin Yayi invested $277,708 (equivalent to RMB 2,000,000) in Weinan Milkgoat and owned a 99.5% interest in Weinan Milkgoat. Liu Li, a major shareholder of Tianjin Yayi owned the remaining interest of 0.5% amounting to $1,389 (equivalent to RMB 10,000).  Weinan Milkgoat engages in processing and distribution of goat milk.

On December 6, 2007, Tianjin Yayi increased its investment in Weinan Milkgoat amounting to $415,174 (RMB 2,990,000) while Liu Li transferred her 0.5% interest in Weinan Milkgoat to Tianjin Yayi. As a result, Tianjin Yayi owns 100% shares of Weinan Milkgoat with a registered capital of $694,271 (RMB 5,000,000).

Fuping Milkgoat Dairy Co., Ltd. (formerly Fuping Dongyang Dairy Co., Ltd.)

Fuping Milkgoat’s principal activities are the purchase of raw goat milk and processing it into milk powder.  On August 8, 2008, Tianjin Yayi acquired Fuping Milkgoat Dairy Co., Ltd. (“Fuping Milkgoat”) for $621,284 (RMB 4,240,846).  As a result, Tianjin Yayi owns 100% shares of Fuping Dongyang with a registered capital of $146,000 (RMB 1,000,000).
.
2.	Summary of Significant Accounting Policies

The principal activities of the Company and its subsidiaries consist of manufacturing and selling of goat milk powder and liquid goat milk.  All activities of the Company are conducted principally by its subsidiaries Tianjin Yayi, Weinan Milkgoat, and Fuping Milkgoat operating in the PRC.

Basis of Consolidation - The consolidated financial statements include the accounts of Yayi International Inc. and its wholly-owned subsidiary, Charleston together with its wholly-owned subsidiaries, Tianjin Yayi, Weinan Milkgoat and Fuping Milkgoat.  All material intercompany transactions have been eliminated in consolidation.

Reclassification – Reclassification have been made to accounts receivable and advance from customers as at October 31, 2007 for right of offset to conform to the October 31, 2008 presentation.

Credit risk - The Company may be exposed to credit risk from its cash at bank, fixed deposits, and bills and accounts receivable.  Bills and accounts receivable are subjected to credit evaluations.  An allowance has been made for estimated irrecoverable amounts determined by reference to past default experience and the current economic environment.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

2.	Summary of Significant Accounting Policies - Continued

Based on management’s evaluation of historical experience, the following policy for allowance of doubtful accounts is established:

Trade and other receivables due:	% of Balance
Within 90 days:	1.5%
Between 91 and 180 days:	5.0%
Between 181 and 360 days:	20.0%
Between 361 and 720 days:	50.0%
Over 721 days:	100.0%

Fair Value of Financial Instruments - SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, accounts and other receivables, accounts payable, short-term loans, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The carrying amounts of long-term loans payable approximate fair value since the interest rate associated with the debt approximates the current market interest rate.

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

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment, applying a fair-value based test fair value is generally determined using a discounted cash flow analysis.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

2.     Summary of Significant Accounting Policies - Continued

The Company allows for exchange of goods that are near expiration.  The Company provides for an allowance for return products since the Company has experienced returns in the normal course of business and expects to continue in future periods.

Research and development - Research and development costs are expensed as incurred. Research and development expenses amounted to $111,309 and $93,689 for the year ended October 31, 2008 and 2007, respectively.

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of October 31, 2008, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $1,723,569 and $1,402,171 for the year ended October 31, 2008 and 2007, respectively.

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

Post-retirement and post-employment benefits - The Company’s subsidiaries contribute to a state pension plan in respect of its PRC employees. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

Earnings Per Common Share - The Company follows SFAS No. 128, Earnings Per Share, resulting in the presentation of basic and diluted earnings per share.  Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds.  Since the Company does not have any potential common stock equivalent in fiscal year 2007, the basic and diluted earnings per share for the year ended October 31, 2007 are the same.

Use of estimates - The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements and related disclosure in the accompanying notes. Actual results could differ from those estimates. The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to warrants valuation, discount on convertible notes, debts issuance cost, allowance for uncollectible accounts receivable, work in process inventory valuation, inventory obsolescence, depreciation, useful lives of property, plant and equipment, taxes, contingencies and employee benefit plans. These estimates may be adjusted as more current information becomes available and any adjustment could be significant.  Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

2.     Summary of Significant Accounting Policies - Continued

Cost of goods sold - Cost of goods sold consists primarily of costs of raw materials, direct labor, depreciation of plant and machinery, and overhead associated with the manufacturing process.

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in other selling, general and administrative expenses. During the year ended October 31, 2008 and 2007, shipping and handling costs were $346,796 and $138,857, respectively.

Retained earnings-appropriated - In accordance with the relevant PRC regulations and the Company’s PRC subsidiaries’ articles of association, Tianjin Yayi, Weinan Milkgoat and Fuping Milkgoat are required to allocate their respective net income to statutory surplus reserve.

Statutory surplus reserve - In accordance with the relevant laws and regulations of the PRC and the articles of associations of the Company’s  PRC subsidiaries, Tianjin Yayi, Weinan Milkgoat and Fuping Milkgoat are required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

3.     Recently Issued Accounting Pronouncements

FIN 48 – Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.   The provisions of FIN 48 are to be applied to all tax positions under Statement No. 109 upon initial adoption.  The cumulative effect of applying the provisions of this interpretation is to be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 was effective for fiscal years beginning after December 15, 2006. In January 2008, the FASB approved FASB Staff Position (FSP) No. FIN 48-6 – “Effective Date of FASB Interpretation No. 48 for Nonpublic Enterprise”, permitting nonpublic enterprise to defer implementation of FIN 48 until period beginning after December 15, 2007.  Since the Company became a public company on June 6, 2008, the Company adopted FIN 48 effective November 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of November 1, 2007.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

3.	Recently Issued Accounting Pronouncements – Continued

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

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of the adoption of SFAS No.159 on its consolidated financial statements and footnote disclosure.

SFAS No. 160 – Noncontrolling interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160).  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company has not yet determined the impact of the adoption of SFAS No. 160 on its consolidated financial statements and footnote disclosures.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

3.	Recently Issued Accounting Pronouncements – Continued

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the consolidated financial statements.

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

EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

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

APB 14-1 – Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”)

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. However, because the Company’s existing convertible debt instruments are settled only in stock upon maturity, this guidance will not apply, and as a result will not have an impact on the consolidated financial statements.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

3.	Recently Issued Accounting Pronouncements - Continued

EITF 07-05 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued EITF Issue No. 07-5, EITF 07-Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value.  The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied.  Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized.  The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings.  The Company is currently evaluating the impact of EITF Issue No. 07-5 on its consolidated financial statements and footnote disclosure.

4.	Acquisition

The acquisition of Fuping Milkgoat was accounted for under the purchase method of accounting.  In accordance with this method, the results of Fuping Milkgoat have been included in the Company’s consolidated financial statements from the date of acquisition, August 8, 2008.

The purchase price in the form of cash for Fuping Milkgoat was allocated to tangible assets acquired and liabilities assumed.  The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis.  The excess of the purchase price over the fair value of the tangible assets was allocated to goodwill since there were no other identifiable intangible assets. The purchase price was allocated as follows:

Cash and cash equivalents	$40,529
Accounts receivable	18,891
Other receivable	200,893
Advances to suppliers	947
Inventories	723,893
Fixed Assets, net	681,386
Construction in progress	9,348
Accounts payable	(870,851)
Taxes payable	(37,190)
Other payable and accrued expenses	(8,410)
Advance from Tianjin Yayi	(416,939)

Net assets acquired	$342,497
Goodwill upon acquisition of remaining interests	278,787
Total purchase price	$621,284

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

4.	Acquisition- Continued

The following unaudited pro forma financial information presents the consolidated results of the Company as though the acquisition of Fuping Milkgoat  was completed as at the beginning of years ended October 31, 2008 and 2007:

	2008	2007
Net sales	$21,791,268	$14,632,513
Net income	1,806,575	4,268,951
Earnings per share - basic	0.08	0.19
Earnings per share - diluted	0.05	0.19

5.	Restricted Cash

Restricted cash consists of:

	2008	2007

Bank deposits held as collateral for bills payable	$-	$715,939
	$-	$715,939

During the year ended October 31, 2007, the Company was requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest−free with maturity dates of three months and six months from the date of issuance. As security for the banks’ undertaking, the Company is required to pay bank charges as well as place a deposit with such banks equivalent to 100% of the bills’ amount at the time of such issuance.

6. Other Receivables

Other receivable consists of:	2008	2007

Advance to staff	$42,196	$221,335
Due from unrelated party	37,940	681,632
Prepaid expenses	71,803	159,169
	151,939	1,062,136
Less: allowance for bad debts	(29,207)	(125,807)
	$122,732	$936,329

Amount due from unrelated party represents refund due from Nanda Technology Company Limited on research and development contract that was terminated on October 10, 2007.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

7. Inventory

Inventory consists of:
	2008	2007

Raw materials	$1,852,213	$347,531
Packaging	446,031	485,188
Finished goods	1,031,532	329,084
	$3,329,776	$1,161,803

There was no allowance made for obsolete or slow moving inventory as of October 31, 2008 and 2007.

8.  Advances

Advances consist of:
	2008	2007

Advances to Tianjin Mengyang Biological Development Co., Ltd ("Tianjin Menyang"), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 16)	$4,185,505	$3,207,298
- purchase of factory and warehouse (Note 16)	3,575,186	-
- for renovation of office building (Note 16)	342,810	-
- short term loan	1,001,185	-
Advanced payment to other suppliers	229,185	329,189
Land use rights	146,200	-
	$9,480,071	$3,536,487

Less: Long-term portion - purchase of factory and warehouse	(3,575,186)	-

	$5,904,885	$3,536,487

As of October 31, 2008, the Company extended an interest-free and unsecured loan to Tianjin Mengyang for a total of $1,001,185 (equivalent to RMB6,834,000).  The loan is to be repaid by Tianjin Mengyang before March 31, 2009. If the loan is not repaid before this date, penalty will be charged at the PRC prime interbank rate of 6.03% per annum.

The construction of office building was postponed from the original estimated completed date of September 30, 2008 to  May 31, 2009 (Note 16).

The construction of factory and warehouse is estimated to be completed by December 31, 2009.   Accordingly, the amount paid of $3,575,186 is reclassified to long term portion.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

9.  Property, Plant and Equipment

Property, plant and equipment consist of the following:
	2008	2007

At cost:
Leashhold improvement	$447,372	$62,974
Plant and machinery	2,303,599	1,786,764
Furniture, fixtures and equipment	184,829	67,608
Motor vehicles	197,526	141,729
	3,133,326	2,059,075
Less: accumulated depreciation and amortization	(552,941)	(250,859)
	$2,580,385	$1,808,216

Motor vehicles are collateralized against long term payable (Note 12).

During the year ended October 31, 2008, depreciation expenses amounted to $271,000, of which $91,980 and $179,020 was recorded as cost of sales and other selling, general and administrative expense, respectively.

During the year ended October 31, 2007, depreciation expenses amounted to $126,497, of which $103,855 and $22,642 were recorded as cost of sales and other selling, general and administrative expense, respectively.

10.  Short Term Loans

Short-term loans due within one year as of October 31, 2008 and October 31, 2007 consist of the following:
			2008	2007
Lender	Loan Period	Interest Rate per annum

Industrial & Commercial Bank	November 26, 2007 to November 12, 2008	8.0%	$586,000	$534,616

Rural Cooperative Bank	December 29, 2007 to December 27, 2008	9.0%	937,600	1,069,233

Tianjin City Commercial Bank	July 25, 2008 to July 24, 2009	9.7%	2,197,500	1,336,541

Allied Merit International Investment, Inc. (Note 15)	July 15, 2008 to December 31, 2008	0%	1,000,000	-

Allied Merit International Investment, Inc.	November 5, 2007 to the completion of first round of fund raising after the reverse merger	8.0%	114,395	-

Tianjin Yinna Gonggong Hangdao Shujun Company Limited	September 24, 2008 to December 24, 2008	0%	439,501	-
			$5,274,996	$2,940,390

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

10.  Short Term Loans  - Continued

Short-term loans from Industrial & Commercial Bank, Rural Cooperative Bank, and Tianjin City Commercial Bank are guaranteed by third parties in which the Company paid a one-time guarantee fee based on 1.0% to 1.5% of the guaranteed amount.  The guarantee fee included in other selling, general and administrative expenses for the year ended October 31, 2008 and 2007 was $30,154 and $30,161. These loans were paid off subsequent to year end.

On November 5, 2007, Charleston entered into a loan agreement with Allied Merit International Investment, Inc. (“Allied Merit”) for $114,395.  The loan represents various professional expenses related to the merger paid by Allied Merit on behalf of Charleston, including the $50,000 paid to Tryant in January 2008 as discussed in Note 15.  The loan incurs interest at 8% per annum and is due upon the first round of funds raised subsequent to the $1,300,000 fund raised upon listing on the U.S Over the Counter (“OTC”) market.  Pursuant to the agreement, Allied Merit agreed to convert accrued interest into the Company’s common stock conversion rate of $2.00 per share. As of October 31, 2008, there was no conversion of accrued interest into the Company’s common stock.  Interest of $9,152 was accrued for the year ended October 31, 2008.

On April 3, 2008, the Company entered into a loan agreement with Allied Merit for $1,000,000.  The loan does not bear interest and was originally due on July 7, 2008.  In July 1, 2008, in exchange for extending the maturity date to December 31, 2008, the Company granted to Allied Merit Series E warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.08 per share. The warrants expire on the third anniversary of the grant date. The fair value of the Series E warrants is $233,547, valued using the Black Scholes pricing model, and recorded as debt issuance costs.  The debt issuance costs will be amortized over the term of the loan; amortization expense for the year ended October 31, 2008 was $148,621.  The following assumptions were used to calculate the fair value of these warrants: dividend yield of 0%, expected volatility of 70.31%, risk-free interest rate of 2.73%, expected life of 3 years, stock price of $1.60 per share, exercise price of $1.08 per share.  On or about December 29, 2008, the due date of this loan was extended as follows: 200,000 is due on or before each of April 30 and May 31, 2009, and $300,000 is due on each of June 30 and July 31, 2009. This loan is secured by the pledge of 2,000,000 shares owned by Global Rock Stone Industrial, Ltd. (“Global Rock”). Global Rock is the Company’s principal stockholder and Li Liu, the Company’s principal executive officer, is affiliated with Global Rock.

On September 24, 2008, the Company borrowed $439,501 (RMB3,000,000) from Tianjin Yinna Gonggong Hangdao Shujun Company Limited.  The loan does not bear interest and was due on January 9, 2009.  The loan is guaranteed by Ms. Li Liu, CEO and major shareholder of the Company.  The loan was paid off subsequent to October 31, 2008.

On July 12, 2008, the Company entered into a loan agreement with Wuhan Asia Heart Hospital for $730,994 (RMB5,000,000).  The monthly interest rate is 1% and the loan is secured by the pledge of 1,500,000 shares of the Company owned by Global Rock.  The loan is due on August 12, 2008.  The Company repaid RMB3,000,000 of the loan in August 2008. On August 13, 2008, the Company obtained an extension of the loan maturity date to October 12, 2008 for the remaining RMB2,000,000 balance. The monthly interest rate on the RMB2,000,000 loan is 1% and the loan is secured by 600,000 shares of the Company’s common stock on the OTC market.   On September 26, 2008, the Company paid off the remaining RMB2,000,000 balance.

The note payable to Tyrant (Note 15) of $250,000 was paid in August 2008.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

11.  Due to Related Parties

	2008	2007

Li Liu, a director of the Company, officer and principal shareholder	$977,950	$1,247,110
	$977,950	$1,247,110

The amount due to Li Liu is unsecured with no stated interest or repayment terms and for the use as working capital.

12.  Long-Term Loans

As of October 31, 2008 and 2007, the Company has the following long-term loans:

	2008		2007

Installment loan from Bank of Agriculture, interest at 5.28% per annum, monthly principal and interest payment of $200 from May 19, 2005 to May 18, 2008 (Note 9)	$-		$1,100

Installment loan GMAC-SAIC Automotive Finance Company Limited, interest at 7.33% per annum, monthly principal and interest payment of $322 from July 15, 2005 to June 17, 2009 (Note 9)	2,295		5,801

Installment loan from Daimler-Chrysler Automotive Finance Ltd, interest at 7.83% per annum, monthly principal and interest payment of $2,484 from September 30, 2007 to September 30, 2009 (Note 9)	31,794		55,407

Convertible notes in principal amounts of $1,300,000, less debt discount of $460,442, interest at 8% per annum, due December 2009 (Note 16)	839,558	(a)	-

	873,647		62,308

Less: current portion	(34,089)		(31,208)
Long-term loans, net of current portion	$839,558		$31,100

Future maturities of long-term loans as of October 31, 2008 are as follows:

2009	$34,089
2010	839,558
$873,647

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

12. Long-Term Loans - Continued

(a) The convertible notes payable, net of debt discount consists of the following as of October 31, 2008:

Convertible notes payable	$1,300,000
Less: Debt discount - Series A Warrants	(280,726)
Less: Debt discount - beneficial conversion feature	(304,800)
Accretion of debt discount - warrants and beneficial conversion feature	125,084
Convertible notes payable, net	$839,558

Accrued interest as of October 31, 2008 and interest expense for the year ended October 31, 2008 was $42,179.

13.  Income and Other Tax Payables

Income and other tax payables consist of the following:

	2008	2007

Income tax payable	$65,075	$-
Value added tax payable	1,157,293	1,032,176
Individual income withholding tax payable	-	2,468
Other tax payables	23,843	8,510
	$1,246,211	$1,043,154

14.  Income Tax

The enterprise income tax is reported on a separate entity basis.

United States

The Company was incorporated in Delaware and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the year ended October 31, 2008.  No tax benefit has been realized since a valuation allowance has offset the deferred tax asset.

BVI

Charleston was organized in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Tianjin Yayi, Weinan Milkgoat and Fuping Milkgoat are subject to PRC income tax.  Income tax expense for the year ended October 31, 2008 was $1,633,946.  There was no income tax expense for the year ended October 31, 2007 because Tianjin Yayi was fully exempted from PRC enterprise income tax during 2007 and Weinan Milkgoat incurred losses during 2007.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

14.  Income Tax - Continued

As approved by the relevant tax authority in the PRC, Tianjin Yayi was fully exempted from PRC enterprise income tax for three years starting from 2004 through December 31, 2007. Effective January 1, 2008, the statutory PRC tax rate is 25% (prior to January 1, 2008, the statutory PRC rate was 33%).  Therefore, the statutory PRC rate for the year ended October 31, 2008 was 26.3%.

The income tax provision consists of the following:

	2008	2007

Current	$1,643,348	$-
Change in deferred tax asset	(1,728,502)	(8,600)
Change in valuation allowance	1,719,100	8,600
	$1,633,946	$-

The following is a reconciliation of the tax derived by applying the PRC Statutory Rate of 26.3% to the earnings before income taxes, excluding merger costs, and comparing that to the recorded income tax provisions:

	Years ended October 31,
	2008	2007

Tax provision at PRC statutory rate	26.3%	33.0%
Tax exemption	-5.0%	-33.0%
Parent company's expenses not subject to PRC tax	2.3%	0.0%
Effective tax rate	23.6%	0.0%

The components of the deferred tax assets  are as follows:

	2008	2007

Deferred tax asset for NOL carryforwards - China	$55,700	$8,600

Deferred tax asset for NOL carryforwards - US	1,104,000	-

Warrant expense	568,000	-

Allowance for doubtful accounts receivable	9,402	-
	$1,737,102	$8,600

Valuation allowance	(1,727,700)	(8,600)

	$9,402	$-

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

14.  Income Tax – Continued

The valuation allowance for deferred tax assets as of October 31, 2008 and 2007 was $1,727,700 and $8,600. The change in the total valuation allowance for the years ended October 31, 2008 and 2007 was an increase of $$1,719,100 and an increase of $8,600.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  At October 31, 2008, the Company had net operating loss carry forwards for United States Federal and State income tax purposes of approximately $2,694,000 (the “NOL carry forwards-US”), which were available to offset future US taxable income, if any, through 2028. At October 31, 2008, the Company had net operating loss carry forwards, associated with its subsidiaries Weinan Milkgoat and Fuping Milkgoat, for PRC income tax purposes of approximately $223,000 (the “NOL carry forwards – China”), which are available to offset future PRC taxable income, if any, until it is fully offset against future taxable income subject to the approval of the Chinese tax authority.  Based upon the uncertainty of future US taxable income, the limited operating histories of its subsidiaries, Weinan Milkgoat and Fuping Milkgoat, and these subsidiaries’ losses incurred to date, management has fully reserved the deferred tax asset associated with the warrant expense and NOL carry forwards for US and PRC income tax purposes.

15.  Merger and Offering

Series B Warrants

On June 6, 2008, in consideration for introducing Ardmore to Tianjin Yayi, Ardmore issued to Grand Orient Fortune Investment Ltd., a British Virgin Islands limited liability company and its designees (collectively, “Grand Orient”) an aggregate of 2,000,000 shares of the Company common stock, valued at $2,200,000 (based on the stock price on June 6, 2008, the date of issuance) and Series B Warrants to acquire 2,148,148 shares of Ardmore’s common stock at an exercise price of $1.08 per share, valued at $1,144,743, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrant with the following assumptions: no dividend yield, expected volatility of 70.31%, and a risk-free interest rate of 2.73%.  In determining volatility of the Company’s warrant, the Company used the average volatility of the Company’s stock.  These warrants are considered to be indexed to the Company’s own stock accordance with Emerging Issue Task Force (“EITF”) No. 01-6.  These warrants are exercisable on a cashless basis and may be exercised through June 2011. The exercise price of these warrants and the number of shares issuable upon their exercise is subject to adjustment upon the occurrence of specified events.  Grand Orient was granted piggyback registration rights with respect to these shares and the shares of common stock issuable upon exercise of the Series B Warrants.  The fair value of the common stock and Series B Warrants was expensed as merger costs.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

15.  Merger and Offering – Continued

Convertible Promissory Note and Issuance of Series A Warrants

Contemporaneously with, and as a condition to, the completion of the merger, Ardmore issued 52 units for an aggregate purchase price of $1,300,000.  Each unit consisted of: (i) an 8% convertible promissory note in principal amount of $25,000 and (ii) Ardmore’s Series A Warrants.  Interest on these notes is payable at maturity, the notes mature in December 2009, are unsecured and are convertible, at the holder’s option, into the Company common stock at a conversion price of $1.08.  The Series A Warrants included in each unit are exercisable (under specified circumstances, on a cashless basis) through June 2011 (subject to extension if, under specified circumstances, the underlying shares are not registered for resale) to acquire 11,575 shares of Ardmore’s common stock at an exercise price equal to the lesser of $1.35 and the Next Round Value.  The term “Next Round Value” means the per share dollar value of the securities issued by Ardmore in the first private placement that is effected after the merger, such dollar value to be equal to  a fraction, the numerator of which is the aggregate purchase price of the securities sold in such private placement and the denominator of which is the number of shares of common stock (including and after giving effect to the shares of common stock issuable upon exercise or conversion of the securities issued or issuable in such private placement, determined as of the date of the first closing of such private placement), issued in such private placement.  The convertible notes and Series A Warrants provide for anti-dilution adjustments upon the occurrence of specified events.

The Series A Warrants that were issued with the convertible notes gave the holders the right to purchase an aggregate of 601,900 shares of Ardmore’s common stock.  These warrants were valued at $280,726, fair value, and in accordance with EITF No. 00-19, the warrants were classified as equity.  The fair value was based on the Black Scholes.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrant with the following assumptions: no dividend yield, expected volatility of 70.31%, and a risk-free interest rate of 2.73%.  In determining volatility of the Company’s warrant, the Company used the average volatility of the Company’s stock.  The value of these warrants was recorded as a discount on the convertible notes. The conversion option is deemed to be an embedded derivative which is classified as equity under EITF 00-19.  The intrinsic value of this embedded derivative is $304,800 and is recorded as a discount on the convertible notes.  The original face amount of the convertible notes of $1,300,000 was reduced by the value of the warrants issued ($280,726) and the intrinsic value of the embedded derivative ($304,800), resulting in an initial carrying value of $714,474.

The convertible notes are being accreted to their maturity value of $1,300,000 using the interest method and an effective monthly rate of 5.22%.

Pursuant to a registration rights agreement with the purchasers of these units, Ardmore agreed to register the resale of the shares of common stock underlying the notes and Series A Warrants.  Generally, if Ardmore fails, subject to specified exceptions, to comply with certain of its obligations under this agreement, Ardmore may be required to pay the investors, as of the date of such failure and each monthly anniversary of such failure, partial liquidated damages equal to 1.5% of the purchase price paid by them for any unregistered securities held by them that are required to be registered; provided, however, that (i)  Ardmore will not be liable for liquidated damages in excess of 1.5% of the aggregate purchase price in any 30 day period and (ii) the maximum amount payable to each purchaser shall not exceed 20% of their purchase price.   Ardmore did not file a registration statement by July 21, 2008, as required by the agreement. However, under such agreement, the Company was not required to accrue any penalty with respect to such failure.  Penalties will begin to accrue when specific conditions in the registration rights agreement occur.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

15.  Merger and Offering – Continued

Series D Warrants and Placement Agent Fee

Ardmore paid the placement agent an aggregate of approximately $104,000 in commissions and approximately $21,000 for expenses for its services in the offering.  Ardmore also issued the placement agent and its designees Series D Warrants (which generally have the same terms as the Series A Warrants) to acquire an aggregate of 144,448 shares of common stock.  The Series D Warrants were valued at $67,368, fair value. Of the total placement agent expense of $192,368, $150,082 was allocated to debt issuance costs and the remaining $41,540 of advisory cost was recorded asan expense.  The debt issuance costs are amortized by the interest method over the term of the convertible notes.

For the year ended October 31, 2008, amortization of debt issuance costs and accretion of debt discount from the warrants and embedded derivatives issued in respect of the merger on June 6, 2008 (“merger”) totaled $157,304.

Each series of warrants issued in respect of the merger were valued using a Black-Scholes model.  The following assumptions were used to calculate the fair value of these warrants: dividend yield of 0%, expected volatility of 70.31%, risk-free interest rate of 2.73%, expected life of 3 years, and stock price of $1.10 per share with exercise price of $1.08-$1.35 per share.

The following table summarizes all of the Company’s warrant transactions for the year ended October 31, 2008.
	Shares issued	Fair Value
Warrants issued in respect of the merger:
Series A Warrants	601,900	$280,726
Series B Warrants	2,148,148	1,144,743
Series C Warrants	185,185	86,367
Series D Warrants	144,448	67,368
	3,079,681	$1,579,204

Warrants issued in exchange for extension of maturity date of loan from Allied Merit:
Series E Warrants (Note 10)	250,000	233,547
	3,329,681	$1,812,751

			Exercise Price
	Option	Vested	per Common
	Shares	Shares	Stock Range
Balance, October 31, 2007	-	-	-

Granted or vested during the year ended October 31, 2008	3,329,681	3,329,681	$1.08-$1.35

Expired during the year ended October 31, 2008	-	-	-

Balance, October 31, 2008	3,329,681	3,329,681	$1.08-$1.35

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

15.  Merger and Offering – Continued

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Warrants
Exercise Prices	at October 31, 2008	Contractual Life (Years)	Currently Exercisable

$1.08-$1.35	3,329,681	2.6	$1.16

16.  Commitments and Contingencies

Operating Leases
In the normal course of business, the Company leases office space and factory under operating leases agreements, which expire through 2029. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating leases agreements generally contain renewal options that may be exercised in the Company's discretion after the completion of the base rental terms. In addition, many of the leases provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.

As of October 31, 2008, the Company was obligated under operating leases requiring minimum rentals as follows:
Fiscal year
2009	$79,110
2010	81,552
2011	82,040
2012	82,040
Thereafter	303,988
$628,730

For the years ended October 31, 2008 and 2007, rent expense amounted to $221,989 and $116,478 respectively.

Purchase of Office Building

On January 15, 2007, the Company signed a sales and purchase agreement with Tianjin Mengyang to buy a four-story office building of an approximate construction area of 7,800 square meters situated at Jinghai Industrial Park for a total consideration of $ 4,342,260 (equivalent to RMB29,640,000).  Tianjin Mengyang is responsible for renovation of the building.  As of October 31, 2008, the Company had advanced a total of $4,185,505 (equivalent to RMB 28,570,000) to Tianjin Mengyang in connection with this agreement. There is a 3% penalty payable to Tianjin Mengyang for funds not paid by the Company according to schedule and a 3% penalty payable to the Company by Tianjin Mengyang on the uncompleted portion of the total consideration if the project is not completed and handed over to the Company for use by September 30, 2008.  Due to the 2008 Beijing Olympics, Tianjin city government temporarily discontinued all existing construction projects,  therefore, the estimated completion date of project has been postponed to May 31, 2009.  It was agreed between both parties in a supplementary agreement signed on October 12, 2008 that no penalty  would be charged to each other for this delay.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

16.  Commitments and Contingencies - Continued

The Company also advanced $342,810 (equivalent to RMB2,340,000) to Tianjin Mengyang for interior renovation of the building.  The remaining $342,810 is to be paid upon inspection of the completed renovation project.  If this advance is not repaid upon completion of the project, the balance accrues interest at the PRC prime interbank rate of 6.03% per annum for a 3 month loan.

Purchase of Factory & Warehouse

On January 15, 2007, the Company signed a factory and warehouse leasing agreement with Tianjin Mengyang to rent a total gross area of 30,165 square meters for an annual rent of $1,290,398 (RMB8,808,180) for 21 years from September 1, 2008 to August 31, 2029. A half-year deposit of $645,199 (RMB4,404,090) was paid as of April 30, 2008.  The property is to be located in Jinghai Industrial Park and Tianjin Mengyang is responsible for its construction.

On September 26, 2008, the Company signed a new factory transfer agreement with Tianjian Mengyang that cancelled the factory and warehouse leasing agreement which was signed on January 15, 2007.  The new agreement is to purchase three warehouses and a factory of an approximate construction area of 30,165 square meters situated at Jinghai Economic Park for a total consideration of $13,257,518 (RMB90,495,000).  The rental deposit of $645,199 (RMB4,404,909), paid with respect to the factory and warehouse leasing agreement signed on January 15, 2007, was used to partially offset the total consideration. A monthly payment of $1,465,000 (RMB10,000,000) is due at the end of each month from September 1, 2008 to December 31, 2008.  As of October 31, 2008, the Company has paid $2,930,000 (RMB20,000,000).  On January 20, 2009, the Company signed a supplemental agreement with Tianjian Mengyang to postpone the construction completion date to December 31, 2009.  Subsequent to fiscal year 2008 to the date of this supplemental agreement, the Company has paid an additional $2,930,000 (RMB20,000,000). A monthly payment of $439,500 (RMB3,000,000) is due at the end of each month from January 2009 to November 2009, totaling $4,834,500 (RMB33,000,000).  The remaining balance of $1,917,698 (RMB13,090,091) is due on December 31, 2009.  Interest of 0.1% per month will be charged for late payment.  According to the supplemental agreement, if the Company could not raise capital by April 30, 2009 according to its plan, Tianjian Mengyang agrees to postpone the remaining payments to March 31, 2010.

Purchase of Raw Material

The Company has written agreements with 18 village committees for the purchase of goat milk and goat placenta to ensure the steady supply of its raw material.

The details of agreements are listed as follows and the Company is obligated under the purchase agreement requiring minimum purchases as follows:
Fiscal year	Tons
2009	2,205
2010	2,205
2011	2,156
2012	1,788
Thereafter	675
9,029

The price for the goat milk and goat placenta is determined by the market. As of October 31, 2008, the market price for the goat milk and goat placenta is $432 per ton (equivalent to RMB2,950 per ton).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

16. Commitments and Contingencies – Continued

Process contracts

On December 30, 2006 the Company entered into a process contract with a third party.  The third party provided production facility, office, dormitory, equipment and personnel to process liquid milk.  The minimum monthly fee is $17,580 (RMB120,000) which was based on a minimum annual production commitment of 800 metric tons at $263 (RMB 1,800) per metric ton.  This contract expires on December 29, 2008 and is automatically renewed for one year at end of term since the Company anticipates it will have its own production capacity by the end of fiscal 2009.   As of October 31, 2008, the Company was obligated under this contract for a minimum fees of approximately $210,120 (RMB1,200,000) for the fiscal year ending October 31, 2009, and $35,000 (RMB240,000) for the fiscal year ending October 31, 2010.

On April 1, 2007, the Company entered into a process contract with a third party.  The third party will provide production facility, equipment and personnel to process liquid milk.  The monthly fee is approximately $15,000 (RMB103,000) and the contract expires on December 31, 2009.  As of October 31, 2008, the Company was obligated under this contract for a minimum fee of approximately $181,000(RMB1,236,000) for the fiscal year ending October 31, 2009 and $30,000(RMB206,000) for the fiscal year ending October 31, 2010.

Land Use Rights Agreement

On July 25, 2008, the Company entered into an agreement with the Government of the Lin Wei District of Weinan City (“Government”) pursuant to which the Company is to build a 30,000 square meter goat milk processing facility in one of the Government’s industrial parks.  The construction project is estimated to cost approximately $19,045,000 (RMB130,000,000), which includes fixed assets investment of approximately $11,720,000 (RMB80,000,000) and working capital of approximately $7,325,000 (RMB50,000,000).  In connection with this agreement, the Government will transfer land use rights of approximately 67,000 square meter to the Company for 50 years for approximately $996,200 (RMB6,800,000).  Pursuant to a supplemental agreement entered into on September 16, 2008 with the Government, the Company is required to commence construction within six months of the date of the supplemental agreement. In accordance with the supplemental agreement, the Company paid $146,500 (RMB1,000,000) in August 2008 for part of the consideration of the land use rights and is reflected as advances to suppliers on the balance sheet.   The remaining balance of $849,700 will be paid prior to the start of construction.

17. Concentrations, Risks, and Uncertainties

The Company did not have any customer constituting greater than 10% of net sales for the year ended October 31, 2008.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume:

	2008	2007

Lintong Hongxing Dairy Co., Ltd.	13%	10%
Pacific Dairy Co., Ltd	*	10%

* Constitute less than 10% of the Company's purchasing volume.

As at October 31, 2008, amount due to Lintong Hongxing Dairy Co., Ltd included in accounts payable was approximately $50,171.
Included in advances (Note 8) is $38,163 of advance paid to this supplier.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

18.  Operating Risk

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

Company’s operations are substantially in foreign countries

Substantially all of the Company’s products are processed in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

19. Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for the convertible notes and the treasury stock method for warrants.  The following table sets forth the computation of basic and diluted net income per share:

	Year ended October 31,
	2008	2007

Net income available for common shareholders - basic	1,825,217	4,327,873
Less: write-off of total debt discount on convertible debt since unamortized debt discount is written-off upon conversion	(585,526)	-
Less: write-off of total deferred financing costs on convertible debt since unamortized financing costs are written-off upon conversion	(150,827)	-
Add: Interest expense on convertible note	199,475	-
Net income available for common shareholders - diluted	1,288,339	4,327,873

Weighted average outstanding shares of common stock	23,402,329	22,325,000
Dilutive effect of warrants	553,923	-
Dilutive effect of convertible notes	484,779	-
Diluted weighted average outstanding shares	24,441,031	22,325,000

Earnings per share:
Basic	$0.08	$0.19
Diluted	$0.05	$0.19

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
(formerly Ardmore Holding Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2008 AND 2007

20. Restatement of previously issued October 31, 2007 financial statements

The Company has restated the consolidated balance sheet, consolidated statement of income and comprehensive income, consolidated statement of equity and consolidated statement of cash flows for the year ended October 31, 2007 to reflect the accrual for estimated sales return.  The accumulated deficit balance as of October 31, 2006 has been restated and increased by $64,415 to reflect the cumulative effect of the error.

The following is a summary of the restatement in the consolidated balance sheet and consolidated statement of income and comprehensive income as of and for the year ended October 31, 2007.

	Accrued Sales Return	Accumulated Other Comprehensive (Loss)	Retained (Deficit)

As previously reported as of October 31, 2007	$-	$(83,373)	$(500,074)
Cumulative effect of restatement related to accrued sales return (Note 20)	-	-	(64,415)
Record accrued sales return as of October 31, 2007	160,856	(6,024)	(90,417)
Restated October 31, 2007 balances	$160,856	$(89,397)	$(654,906)

	Net Sales	Cost of Goods Sold	Net Income	Foreign Currency Translation Adjustment	Comprehensive Income

As previously reported for the year ended October 31, 2007	$14,409,778	$5,044,419	$4,418,290	$50,859	$4,469,149
Restated for estimated sales return for the year ended October 31, 2007	(126,048)	(35,631)	(90,417)	(6,024)	(96,441)

Restated for the year ended October 31, 2007	$14,283,730	$5,008,788	$4,327,873	$44,835	$4,372,708

Basic & Diluted EPS
As previously reported for the year ended October 31, 2007	$0.20
Restated for estimated sales return for the year ended October 31, 2007	0.01
Restated for the year ended October 31, 2007	$0.19

21. Subsequent Event

On November 13, 2008, the Company entered into a loan agreement with Industrial & Commercial Bank of China, Ltd. for $586,000 (RMB4,000,000).  The annual interest rate is 7.992% per annum and is due on November 11, 2009.  The loan is guaranteed by the Medium and Small-Size Enterprise Credit Guarantee Center of Tianjin with a guarantee fee of 1% of the original loan amount.

On November 28, 2008, the Company entered into a loan agreement with Shanghai Pudong Development Bank for $1,465,000 (RMB10,000,000).  The annual interest rate is 7.254% per annum and is due on November 28, 2009. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of 1.5% of the original loan amount.

On December 26, 2008, the Company entered into a loan agreement with Tianjin Haitai Investment Guarantee Co., Ltd. for $732,500 (RMB5,000,000).  The annual interest rate is 5.83% per annum and is due on March 26, 2009. The Company has to pay a guarantee fee of 1.5% of the original loan amount to Tianjin Haitai Investment Guarantee Co., Ltd.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 30, 2008, BDO Seidman, LLP was notified by our Board of Directors that, effective June 30, 2008, BDO Seidman, LLP was dismissed as our independent registered public accounting firm following our acquisition of Charleston Industrial.

BDO Seidman, LLP’s reports on our financial statements as of and for the years ended December 31, 2007 and 2006 noted that our financial statements were prepared assuming that we will continue as a going concern. BDO Seidman, LLP stated that, as discussed in Note 10 to the respective financial statements, we suffered recurring losses from operations and had a net capital deficiency that raise substantial doubt about our ability to continue as a going concern and noted that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. BDO Seidman, LLP’s reports did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified in any other way.

During the years ended December 31, 2007 and 2006 and the subsequent interim period through June 30, 2008, there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused it to make a reference thereto in its reports on our financial statements for such periods. In addition, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

As of June 30, 2008, we engaged Morison Cogen LLP as our new independent registered public accountants. During our two most recent fiscal years, and the subsequent interim periods through June 30, 2008 (the date of engagement of Morison Cogen LLP), we did not consult Morison Cogen LLP regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that, except as noted below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Notwithstanding the foregoing, our executive officers noted that information with respect to material agreements or amendments thereto was not disseminated in a manner that would allow an evaluation, on a timely basis, as to whether a Current Report on Form 8-K was required to be filed with respect thereto. Accordingly, our chief executive officer and chief financial officer intend to obtain additional guidance and/or training with respect to the circumstances and events which require the filing of a Current Report on Form 8-K.

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”).

Management assessed our internal control over financial reporting as of October 31, 2008. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness in our internal control over financial reporting as of October 31, 2008:

1.  There is a strong reliance on the external auditors to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

Because of the material weakness noted above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2008, based on Internal Control - Integrated Framework issued by COSO.  However, although our controls are not effective, this material weakness did not result in any material misstatements or omissions in our consolidated financial statements.

Management had retained a third party, unrelated to its independent registered public accountant, to assist its executive officers, and in particular its chief financial officer, in the preparation of our consolidated financial statements in accordance with GAAP.  Such third party has extensive experience in assisting China-based issuers in preparing financial statements in accordance with GAAP.  Though this third party had been retained prior to the audit of our consolidated financial statements, to remediate this weakness we intend to involve such third party at an earlier stage in the financial statement preparation process which we believe will minimize the need for our independent registered public accountants to suggest adjustments to our consolidated financial statements.

Auditor Attestation

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

Item 9B.  Other Information

During our fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, we amended and/or terminated agreements with Tianjin Mengyang and the Weinan City Government.  These matters are more fully described in “Item 2. Properties” and note 16 to our consolidated financial statements.

PART III

Item 10.  Directors and Executive Officers

The following persons became executive officers and/or directors in June 2008 and hold the positions set forth opposite their respective names.  All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualified. Executive officers serve at the pleasure of the board of directors.

Name	Age	Position with Public Company
Li Liu	50	Chairman of the Board and Chief Executive Officer
Feng Shek	53	Director and Vice President
Cili Yan	50	Director
Tong Li	42	Chief Financial Officer
Zhiquan Zhang	41	Secretary

Li Liu has, since 1994, served as  Chairman of the Board and General Manager of Tianjin Yayi.  As General Manager, she has served as chief executive responsible for all of Tianjin Yayi’s operations. She graduated with a medical degree from Tianjin Medical University in 1983 and in September 2006 received a masters degree in business administration from Tshinghua University, China.  Feng Shek is her husband.

Feng Shek has served as  a Deputy General Manager of Tianjin Yayi since 2000.   As Deputy General Manager, he is responsible for Tianjin Yayi’s sales network and market development.    Li Liu is his wife.

Cili Yan has served as Tianjin Yayi’s Vice General Manager since 1999.  In this position, she has been responsible for Tianjin Yayi’s facility in Weinan City.

Tong Li has served as our Chief Financial Officer since May, 2008.  From August, 2006 through April, 2008, she was employed as a certified public accountant at Jin Ping Xie Tong Public Accountants.  From July, 2004 to June, 2005, she served as Financial Manager at CGE-BC Water Investment Co., Ltd., which is engaged in the business of investment in water supply and sewage treatment facilities where she was responsible for financial management.  From January, 2003 to June, 2004, she served as the Assistant to the Financial Director at D. Tian W. Group, a company engaged in the logistics business where she was responsible for investment and financial matters.

Zhiquan Zhang has served as Assistant General Manager of Tianjin Yayi since, 2006.  In such position, he has been responsible for assisting the chief executive officer.  From March, 2003 to February, 2006, he served as Financial Manager of Tianjin Deer Technology Developing Co., Ltd., a company engaged in the business of manufacturing auto parts, where he was responsible for financial management.

We do not have any independent directors on our board of directors.

Significant Employees

The Company has no employees who are not executive officers, but who are expected to make a significant contributions to the Company’s business.

Family Relationships.

Other than the relationship between Feng Shek and Li Liu as husband and wife, there are no other familial relationships (whether by blood, marriage or adoption) among any one or more of our officers and directors.

Involvement in Certain Legal Proceedings.

None of our executive officers  or director has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity,  or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Compliance with Section 16(a) of the Exchange Act

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the fiscal year ended October 31, 2008 other than Global Rock Stone Industrial Ltd. which is late in filing its form 3.

Code of Ethics

A written code of ethics that applies to, among others, our principal executive officer, principal financial officer or controller, or persons performing similar functions was adopted prior to the reverse subsidiary merger.

Board Committees

Our Board of Directors does not have an audit committee, nominating committee or compensation committee, nor have we adopted charters relative to such committees. We do not have an “audit committee financial expert” because, among other things, following the change in June 2008 in the composition of our board of directors, we have a relatively new board of directors which board has not yet determined whether such an expert would be of assistance to the functioning of the board.

Item 11.  Executive Compensation

The following table sets forth the cash compensation earned by our principal executive officer and any other executive officer receiving in excess of $100,000 per annum for services rendered during, except as otherwise provided,  the twelve months ended October 31, 2008 and 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Li Liu Chief Executive Officer (1)	2008 2007	21,238 6,380	- -	- -	- -	- -	- -	- -	- -
Jeff D. Jenson Chief Executive Officer (3)	2008 2007	0 0	- -	- -	- -	- -	- -	- -	- -

1.  Assumed this position on June 6, 2008.  Her reported compensation is for the twelve months ended October 31, 2008 and 2007 and includes her compensation for periods prior to the reverse subsidiary merger which was completed in June 2008.   For at least the two years prior to the completion of the reverse merger, she was the principal executive officer of Tianjin Yayi.  See “Item 13.  Certain Relationships and Related Transactions” and notes 1 and 11 for information regarding the dividend  to which she is entitled and her loans to us.
2.  Assumed this position in March 2006 and left such position in June 2008.  His reported compensation is for the years ended December 31.  See “Item 13.  Certain Relationships and Related Transactions” and note 15 to our consolidated financial statements for information regarding transactions between us and Tryant, LLC, an entity with which Mr. Jenson was affiliated.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards as of the fiscal year ended October 31, 2008.

Compensation of Directors

Directors are not compensated for serving in such capacity.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We do not have any employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us, any change in control involving us, or a change in the person’s responsibilities following a change in control involving us.  All of our executive officers are employed on an “at will” basis and can be terminated at any time without reason, subject to applicable law.  The current annual base salary of Li Liu, our principal executive officer is $35,160 and the current annual base salary of Tong Li, our principal financial officer, is $27,249.  None of our executive officers receives compensation from us in excess of $100,000 per year.  See “Item 13. Certain Relationships and Related Transactions” and note 11 of our consolidated financial statements for information regarding transactions between us and Li Liu, our chief executive officer.

Equity Incentive Plans.

We do not currently have any equity incentive plans in place, but we may determine to adopt such a plan applicable to members of our board of directors, employees or others in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of the closing of the merger, with respect to the beneficial ownership of our common stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our common stock; (ii) our officers and directors; and (iii) all our officers and directors as a group.  There were 25,000,000 shares of our common stock outstanding at the close of business on October 31, 2008.  Unless otherwise indicated, the address of each person and entity identified below is: 9 XingGuang Road, ZhongBei Industrial Park, Xi Qing District, Tianjin 300384, China.

Name and Address	Shares Beneficially Owned		Percentage Owned

Li Liu	15,024,725	(1)	60.1
Feng Shek	15,024,725	(1)	60.1
Cili Yan	1,000,160		4.0
Tong Li	0		_
Zhiguan Zhang	0		_

All executive officers and directors as a group (five persons)	16,024,885		64.1%

Global Rock Stone Industrial Ltd. (2)	15,024,725		60.1%

(1) Represents shares registered in the name of Global Rock Stone Industrial Ltd.  Li Liu and Feng Shek are deemed by virtue of their ownership interests in Global Rock to have beneficial ownership of the shares reported as owned by Global Rock.
(2) Global Rock has agreed to pledge two million of such shares as collateral security for a loan from Allied Merit.

Item 13. Certain Relationships and Related Transactions

We have borrowed money from time to time from Li Liu, our chief executive officer. Such borrowings do not bear interest, are unsecured and have no stated maturity date.  At October 31, 2008 and 2007, we owed her $977,500  and $ 1,247,110, respectively,  in connection with these borrowings.

In April 2008, we borrowed approximately $1,000,000 from Allied Merit.  After giving effect to applicable extensions, $200,000 is due on or before each of April 30 and May 31, 2009 and $300,000 is due on each of June 30 and July 31, 2009.   Prior to the merger, we had issued 2,000,000 shares of our common stock and Series B warrants to acquire 2,128,128 to Grand Orient and its designees. Certain affiliates of Allied Merit may be affiliates of Grand Orient.  See also note 10 to our consolidated financial statements for information about the $114,000 loan made by Allied Merit to Charleston.

On January 15, 2008, Charleston acquired Tianjin Yayi and its wholly-owned subsidiary, Weinan Milkgoat Production Co., Limited (“Weinan Milkgoat”). Under the terms of the acquisition, all stockholders of Tianjin Yayi will receive a dividend from the acquirer in the amount of approximately $4.5 million (RMB 30,500,000) for all of the shares of Tianjin Yayi. Li Liu, Feng Shek and Cili Yan, executive officers and/or directors of our company were stockholders of Tianjin Yayi and are entitled to their proportionate share  of such dividend.

In December 2007, Li Liu transferred her 0.5% of the interest in Weinan Milk to us for consideration of less than $6,500. At the time of such transfer we owned 99.5% of Weinan Milk.  See “Weinan Milkgoat Production Co. Limited” in note 1 of our consolidated financial statements.

In connection with the reverse subsidiary merger completed in June 2008, we entered into an indemnification agreement with Tryant, LLC, pursuant to which Tryant agreed to the cancellation of 325,198 shares of common stock it owned and agreed to indemnify us for one year for breaches of representations, warranties and covenants in the merger agreement.  In exchange, we (i) paid Tryant an aggregate of $200,000 (excluding $50,000 that had been previously paid), (ii) issued Tryant a note in principal amount of $250,000 which matured and was repaid in August 2008, and (iii) issued Tryant and its designees our Series C Warrants, exercisable on a cashless basis to acquire, through June 2011, an aggregate of 185,185 shares of our common stock at an exercise price of $1.35 per share.  Prior to the reverse subsidiary merger completed in June 2008, Tryant was the holder of a majority of our outstanding shares of common stock, and Jeff Jenson, our former chief executive officer, was affiliated with Tryant.  See note 15 of our consolidated financial statements.

Item 14.  Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors for the fiscal years presented and for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements (“Audit Fees”),  (ii) services by our auditor that are reasonably related to the  performance of the audit or review of our financial statements and that are not reported as Audit Fees (“Audit Related Fees”),  (iii) services  rendered in connection with tax compliance,  tax advice and tax planning (“Tax Fees”),  and (iv) all other fees for services rendered (“All Other Fees”):

	Fiscal Years Ended
	October 31, 2008[1]	December 31, 2007[2]

(i) Audit Fees	$125,000	$29,000
(ii) Audit Related Fees	_
(iii) Tax Fees	_
(iv) All Other Fees	_

Total	$125,000	$29,000

1       Reflects fees billed and contemplated to be billed for services rendered in connection with the quarterly and annual reports filed for the fiscal year ended October 31, 2008.  Of such sum, approximately $13,000 was paid by Tryant, LLC, to BDO Seidman.

2      Such amounts represent sums billed by BDO Seidman, formerly our principal independent registered public accounting firm.  Tryant, LLC paid the auditors.

Approximately 63% of the hours expended by our principal accountant to audit our consolidated financial statements for fiscal 2008 is attributable to work performed by persons other than our principal accountants full time permanent employees.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee to the extent required by law. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and among Ardmore, Ardmore Acquisition Corp, Tryant LLC and Charleston Industrial Ltd. (1)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Amended and Restated Bylaws (2)

4.1	Form of 8% Convertible Promissory Note (1)

4.2	Form of Series A Warrant (1)

4.3	Form of Series B Warrant (1)

4.4	Form of Series C Warrant (1)

4.5	Form of Series D Warrant (3)

4.6	Form of Series E Warrant (3)

10.1	Form of Amended and Restated Securities Purchase Agreement dated as of May 12, 2008 and entered into by and among Ardmore and the investors signatories thereto, as amended (1)

10.2	Form of Registration Rights Agreement dated as of May 12, 2008 (1)

10.3	Lease Contract of Premises between Tianjin Milk Goat Dairy Co., Ltd. and Tianjin Yayi Industrial Co., Ltd. (Translation) (1)

10.4	Building Property Transfer Agreement between Tianjin Milk Goat Dairy Co., Ltd. and Tianjin Yayi Industrial Co, Ltd. (Translation) (1)

10.5	Project Construction Contract between Tainjin Yayi Industrial Co., Ltd. and the People’s Government of Linwei District, Weinan City (Translation of Exhibit 99.5) (3)

10.6
Supplementary Agreement to the Project Construction Contract dated July 25, 2008 between Tianjin Yayi Industrial Co., Ltd. and the People’s Government of Linwei District, Weinan City (Translation of Exhibit 99.6) (3)

10.7	Plant Transfer Contract dated September 26, 2008 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. (Translation of Exhibit 99.7)

10.8
Supplementary Agreement dated October 12, 2008 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. to the House Property Transfer Contract dated January 15, 2007.  (Translation of Exhibit 99.8)

10.9	Supplementary Agreement dated January 20, 2009 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. to the Plant Transfer Contract dated September 26, 2008. (Translation of Exhibit 99.9)

14.1	Code of Ethics (4)

21.1	Subsidiaries of the Registrant.

31.1	Certification of principal executive officer pursuant to Section 13a-14(a).

31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a).

32.1
Certification of principal executive officer and principal financial and accounting officer pursuant to Section 1350, as adopted pursuant to Rule 13a-14(b) of the Exchange Act and 18 USC Section 906 of the Sarbanes-Oxley Act of 2002.

99.5	Project Construction Contract between Tainjin Yayi Industrial Co., Ltd. and the People’s Government of Linwei District, Weinan City (pdf of original-not translation) (3)

99.6
Supplementary Agreement to the Project Construction Contract between Tainjin Yayi Industrial Co., Ltd. and the People’s Government of Linwei District, Weinan City (PDF of original - not translation) (3)

99.7	Plant Transfer Contract dated September 26, 2008 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. (Chinese language version)

99.8
Supplementary Agreement dated October 12, 2008 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. to the House Property Transfer Contract dated January 15, 2007.  (Chinese language version)

99.9	Supplementary Agreement dated January 20, 2009 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd., to the Plant Transfer Contract dated September 26, 2008. (Chinese language version)

(1)	Incorporated by reference to the corresponding exhibit filed with our Current Report on Form 8-K filed with the SEC on June 12, 2008.

(2)	Incorporated by reference to exhibit 99.3 (referred to as the “New Bylaws”) filed on our Current Report on Form 8-K/A-2 with the SEC on April 10, 2008.

(3)	Incorporated by reference to the corresponding exhibit filed with our Quarterly Report on Form 10-Q for the period ended July 31, 2008 filed with the SEC on September 22, 2008.

(4)	Incorporated by reference to exhibit 14 filed with our Annual Report on Form 10-K for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2009

Yayi International Inc.

	By:	/s/Li Liu
Li Lui, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Li Liu	Chairman of the Board and Chief	February 13, 2009
Li Liu	Executive Officer

/s/ Feng Shek	Director	February 13, 2009
Feng Shek

/s/ Cili Yan	Director	February 13, 2009
Cili Yan

/s/ Tong Li	Chief Financial Officer	February 13, 2009
Tong Li