Form 10-Q
period 2009-01-31
Yayi International Inc
filed 2009-03-23
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	January 31, 2009

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________
	Commission file number:	0-23806

Yayi International Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0046720
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9 Xing Guang Road Zhing Bei Industrial Park Xi Qing District, Tianjin, China	300384
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No  ☒

As of March 20, 2009, the issuer had 25,000,000 shares of common stock issued and outstanding.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Income and Comprehensive Income	F-2

Condensed Consolidated Statements of Stockholders’ Equity	F-3

Condensed Consolidated Statements of Cash Flows	F-4

Notes to Condensed Consolidated Financial Statements	F-5 - F-27

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31	October 31
	2009	2008
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$995,407	$891,278
Accounts receivables, net of allowances of $52,587 and $41,050	2,929,922	2,603,078
Other receivable, net of allowances of $118,529 and $29,207	147,731	122,732
Inventory	2,726,638	3,329,776
Prepaid expenses	106,552	39,702
Advances	12,763,216	5,904,885
Deferred financing cost	94,250	184,846
Total current assets	19,763,716	13,076,297

Property, plant and equipment, net	2,558,518	2,580,385
Construction in progress, net	51,728	—
Livestock	67,859	—
Goodwill	277,820	278,787
Deferred financing cost	—	18,686
Advances	—	3,575,186
Deferred tax asset	—	9,402
Other assets	—	5,627

Total assets	$22,719,641	$19,544,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	7,010,859	5,274,996
Accounts payable	605,863	1,466,745
Other payable and accrued expenses	442,431	212,922
Dividend payable	4,452,750	4,468,250
Advance from customers	14,300	3,589
Income and other tax payable	1,699,015	1,246,211
Accrued sales return	258,229	243,774
Due to related parties	968,353	977,950
Long term loans - current portion	959,457	34,089

Total current liabilities	16,411,257	13,928,526

Long-term liabilities:
Long-term loans	—	839,558

Total liabilities	16,411,257	14,768,084

Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 25,000,000 shares issued and outstanding in 2009 and 2008	25,000	25,000
Additional paid in capital	3,228,244	3,228,244
Statutory surplus reserve fund	502,438	502,438
Retained earning	2,238,495	667,873
Accumulated other comprehensive income	314,207	352,731

Total stockholders’ equity	6,308,384	4,776,286

Total liabilities and stockholders' equity	22,719,641	19,544,370

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended
	January 31,
	2009	2008
		(restated)

Net sales	6,550,497	3,866,035

Cost of goods sold	2,116,018	1,316,762

Gross profit	4,434,479	2,549,273

Operating expenses
Advertising and promotion expense	704,942	555,441
Salaries	364,152	291,102
Other selling, general and administrative expenses	633,796	117,411
Commission	75,506	87,951
Research and development expense	40,614	22,114

	1,819,010	1,074,019

Operating profit	2,615,469	1,475,254

Other income (expenses)
Interest income	2,083	4,758
Other income	909	—
Interest expense	(187,830)	(64,173)
Accretion of debt discount and deferred financing cost	(203,839)	—
Other expense	(5,296)	(26,762)

Other expense	(393,973)	(86,177)

Income before income taxes	2,221,496	1,389,077

Income taxes	(650,874)	(88,159)

Net income	1,570,622	1,300,918

Other comprehensive income
Foreign currency translation adjustment	(38,524)	149,634

Comprehensive income	1,532,098	1,450,552

Basic weighted average number of shares outstanding	25,000,000	22,325,000

Basic earnings per share	0.06	0.06

Diluted weighted average number of shares outstanding	25,000,000	22,325,000

Diluted earnings per share	0.06	0.06

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock		Additional paid	Statutory Surplus	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Number of shares	Amount	in capital	Reserve Fund	Earnings	Income (Loss)	Equity

Balance at October 31, 2008 (Audited)	25,000,000	$25,000	$3,228,244	$502,438	$667,873	$352,731	$4,776,286

Net income for the period ended January 31, 2009	—	—	—	—	1,570,622	—	1,570,622

Foreign currency translation	—	—	—	—	—	(38,524)	(38,524)

Balance at January 31, 2009	25,000,000	$25,000	$3,228,244	$502,438	$2,238,495	$314,207	$6,308,384

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	January 31,
	2009	2008
		(restated)
Cash flow from operating activities
Net income	$1,570,622	$1,300,918
Adjustments to reconcile net income to net cash provided by operating activities:
Net foreign currency transaction loss	(15,500)	—
Depreciation of property, plant and equipment	84,930	57,435
Amortization of deferred financing cost	109,283	—
Allowance of bad debts-Accounts receivable	11,675	(80,332)
Allowance of bad debts-Other receivable	89,392	(85,882)
Sales return allowance	14,455	12,096
Accretion of debt discount	94,556	—

(Increase) decrease in operating assets, net of effect of acquisition:
Restricted cash	—	728,039
Accounts receivables	(347,429)	910,867
Other receivables	(114,808)	553,725
Inventories	591,377	(805,709)
Prepaid expenses	(66,965)	—
Advances to suppliers	187,705	(514,655)
Deferred tax asset	9,370	—
Increase (decrease) in operating liability, net of effect of acquisition:
Accounts payable	(855,490)	(496,876)
Bills payable	—	(688,081)
Accrued payroll	(13,051)	—
Advance from customers	10,719	415,664
Other taxes payable	456,973	98,128
Other current liabilities	242,961	165,606
Net cash provided by operating activities	2,060,775	1,570,943

Cash flows from investing activities
Purchase of equipment	(72,019)	(73,982)
Advance for construction of office building	—	(579,437)
Advance for construction of factory and warehouse	(3,356,620)	—
Advance for acquisition of land use rights	(145,940)	—
Purchase of construction in progress	(46,105)	—
Purchase of livestock	(68,217)	—
Net cash used in investing activities	(3,688,901)	(653,419)

Cash flows from financing activities
Proceeds from bank borrowings	—	1,413,495
Proceeds from short term loans	2,479,463	—
Repayment of short term loans	(729,700)	(1,630,956)
Repayment of long term loans	(8,625)	(8,033)
(Repayment) to minority stockholders	—	(1,257)
Due (from) to related parties	(6,202)	139,060
Net cash provided by (used in) financing activities	1,734,936	(87,691)

Effect of exchange rate changes in cash	(2,681)	27,618

Net increase in cash and cash equivalents	104,129	857,451

Cash and cash equivalents, beginning of period	891,278	256,317

Cash and cash equivalents, end of period	$995,407	$1,113,768

Supplemental disclosure of cash flow information
Cash paid during the period

Interest paid	$163,063	$64,173

Income tax paid	$421,322	$—

Supplemental disclosure of non-cash financing and investing activities;
Dividend payable	$—	$4,235,052

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

1.	Organization and Basis of Preparation of Financial Statements

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statement of operations for the three months ended January 31, 2009 is not necessarily indicative of the results that may be expected for the entire year ending October 31, 2009.  It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008. The Company follows the same accounting policies in the preparation of interim reports.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

1.	Organization and Basis of Preparation of Financial Statements - Continued

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

.
YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

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

Reclassification – Certain reclassifications have been made to prior-period comparative financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or financial position.  Reclassification have been made to accounts receivable and advance from customers in condensed consolidated statements of cash flows for the three months ended January 31, 2008 for right of offset to conform to the three months ended January 31, 2009 presentation.

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

Livestock – Livestock consists of goats for milk production and for breeding purposes. The livestock is depreciated according to its estimated useful lives, which is 5 years for male goats and 7 years for female goats.  The cost of raising the young goat is allocated to livestock and depreciation starts upon reaching maturity 13 months from date of birth.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

2.     Summary of Significant Accounting Policies - Continued

The Company allows for exchange of goods that are near expiration.  The Company provides for an allowance for return products since the Company has experienced returns in the normal course of business and expects to continue in future periods.

Research and development - Research and development costs are expensed as incurred. Research and development expenses amounted to $40,614 and $22,114 for the three months ended January 31, 2009 and 2008, respectively.

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of January 31, 2009, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $704,942 and $555,441 for the three months ended January 31, 2009 and 2008, respectively.

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

Earnings Per Common Share - The Company follows SFAS No. 128, Earnings Per Share, resulting in the presentation of basic and diluted earnings per share.  Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds.  Since the Company does not have any potential common stock equivalent for the three months ended January 31, 2008, the basic and diluted earnings per share for the three months ended January 31, 2008 are the same.

For the three months ended January 31, 2009, common stock equivalents including stock options and warrants were anti-dilutive; therefore the amounts reported for basic and dilutive earning per share were the same.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

2.     Summary of Significant Accounting Policies - Continued

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

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in other selling, general and administrative expenses. During the three months ended January 31, 2009 and 2008, shipping and handling costs were $82,287 and $61,773, respectively.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

2.     Summary of Significant Accounting Policies - Continued

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. Effective November 15, 2008, the Company adopted SFAS No. 162, which did not have any impact on the Company’s financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

SFAS No. 141R – Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its consolidated financial statements and footnote disclosure.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

2.     Summary of Significant Accounting Policies - Continued

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

EITF 07-05 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-05”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value.  The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied.  Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized.  The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings.  The Company is currently evaluating the impact of EITF Issue No. 07-05 on its consolidated financial statements and footnote disclosure.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

3.  Restatement of previously issued January 31, 2008 financial statements

The Company has restated the consolidated balance sheet, consolidated statement of income and comprehensive income, and consolidated statement of cash flows for the three months ended January 31, 2008 to reflect the accrual for estimated sales return.

The following is a summary of the restatement in the consolidated balance sheet and consolidated statement of income and comprehensive income as of and for the three months ended January 31, 2008.

	Net Sales	Cost of Goods Sold	Net Income	Foreign Currency Translation Adjustment	Comprehensive Income

As previously reported for the three months ended January 31, 2008	$3,884,250	$1,323,137	$1,312,758	$149,890	$1,462,648
Restated for estimated sales return for the three months ended January 31, 2008	(18,215)	(6,375)	(11,840)	(256)	(12,096)
Restated for the three months ended January 31, 2008	$3,866,035	$1,316,762	$1,300,918	$149,634	$1,450,552

	Basic & Diluted EPS
As previously reported for the three months ended January 31, 2008	0.0600
Restated for estimated sales return for the three months ended January 31, 2008	0.0005
Restated for the three months ended January 31, 2008	0.0595

4.  Acquisition

The acquisition of Fuping Milkgoat was accounted for under the purchase method of accounting for cash consideration of $621,284.  In accordance with this method, the results of Fuping Milkgoat have been included in the Company’s consolidated financial statements from the date of acquisition, August 8, 2008.

The following unaudited pro forma financial information presents the consolidated results of the Company as though the acquisition of Fuping Milkgoat  was completed as at the beginning of the three months ended January 31, 2008:

Three months ended January 31, 2008
Net sales	$3,884,250
Net income	1,312,758
Earnings per share - basic	0.06
Earnings per share - diluted	0.06

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

5. Other Receivables

	January 31,	October 31,
	2009	2008
	(unaudited)	(audited)

Advance to staff	$47,460	$42,196
Due from unrelated party	—	37,940
Prepayment	218,800	71,803
	266,260	151,939
Less: allowance for bad debts	(118,529)	(29,207)
	$147,731	$122,732

6. Inventory

Inventory consists of:

	January 31,	October 31,
	2009	2008
	(unaudited)	(audited)

Raw materials	$1,778,536	$1,852,213
Packaging	485,004	446,031
Finished goods	463,098	1,031,532
	$2,726,638	$3,329,776

There was no allowance made for obsolete or slow moving inventory as of January 31, 2009 and 2008.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

7.  Advances

Advances consist of:

	January 31,	October 31,
	2009	2008
	(unaudited)	(audited)
Advances to Tianjin Mengyang Biological Development Co., Ltd ("Tianjin Menyang"), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 15)	$4,170,985	$4,185,505
- purchase of factory and warehouse (Note 15)	6,920,595	3,575,186
- advances for renovation of office building (Note 15)	341,621	342,810
- short term loan	997,712	1,001,185
Advanced payment to other suppliers	186,311	229,185
Land use rights	145,992	146,200
	$12,763,216	$9,480,071

Less: Long-term portion - purchase of factory and warehouse	—	(3,575,186)

	$12,763,216	$5,904,885

As of January 31, 2009, the Company extended an interest-free and unsecured loan to Tianjin Mengyang for a total of $997,708 (equivalent to RMB6,834,000).  The loan is to be repaid by Tianjin Mengyang before March 31, 2009. If the loan is not repaid before this date, penalty will be charged at the PRC prime interbank rate of 6.03% per annum.

The construction of office building was postponed from the original estimated completed date of September 30, 2008 to May 31, 2009 (Note 15).

The construction of factory and warehouse is estimated to be completed and could be used before December 31, 2009 (Note 15).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

8.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	January 31,	October 31,
	2009	2008
	(unaudited)	(audited)

At cost:
Leashhold improvement	$507,563	$447,372
Plant and machinery	2,302,762	2,303,599
Furniture, fixtures and equipment	187,335	184,829
Motor vehicles	196,841	197,526
	3,194,501	3,133,326
Less: accumulated depreciation and amortization	(635,983)	(552,941)
	$2,558,518	$2,580,385

Motor vehicles are collateralized against long term loans (Note 11).

During the three months ended January 31, 2009, depreciation expenses amounted to $84,930, of which $64,973 and $19,957 were recorded as cost of sales and other selling, general and administrative expense, respectively.

During the three months ended January 31, 2008, depreciation expenses amounted to $57,435, of which $30,555 and $26,880 were recorded as cost of sales and other selling, general and administrative expense, respectively.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

9.  Short Term Loans

Short-term loans due within one year as of January 31, 2009 and October 31, 2008 consist of the following:

			January 31,	October 31,
			2009	2008
Lender	Loan Period	Interest Rate per annum	(unaudited)	(audited)

Industrial & Commercial Bank	November 26, 2007 to November 12, 2008	8.0%	$—	$586,000

Rural Cooperative Bank	December 29, 2007 to December 27, 2008	9.0%	—	937,600

Tianjin Yinna Gonggong Hangdao Shujun Company Limited	September 24, 2008 to December 24, 2008	0%	—	439,501
Industrial & Commercial Bank	November 14, 2008 to November 11, 2009	8.0%	583,968	—

Rural Cooperative Bank	January 20, 2009 to January 19, 2010	6.4%	642,364	—

Tianjin City Commercial Bank	July 25, 2008 to July 24, 2009	9.7%	2,189,877	2,197,500

Allied Merit International Investment, Inc. (Note 15)	April 12, 2008 to July 31, 2009	0%	1,000,000	1,000,000

Allied Merit International Investment, Inc.	November 5, 2007 to the completion of first round of fund raising after the reverse merger	8.0%	114,395	114,395

Shanghai Pudong Development Bank	November 28, 2008 to November 28, 2009	7.3%	1,459,918	—

Tianjin Haitai Investment Guarantee Co., Ltd.	December 26, 2008 to March 26, 2009	5.8%	656,963	—

Nanda Technology Co., Ltd	Due on June 30, 2009	0.0%	248,186	—

Qin Chao Mei	December 26, 2008 to June 26, 2009	18%	115,188	—

			$7,010,859	$5,274,996

Short-term loans from Industrial & Commercial Bank, Rural Cooperative Bank, and Tianjin City Commercial Bank are guaranteed by third parties in which the Company paid a one-time guarantee fee based on 1.0% to 1.5% of the guaranteed amount.  The guarantee fee included in other expense for the three months ended January 31, 2009 and 2008 was $17,695 and $18,484.

On November 5, 2007, Charleston entered into a loan agreement with Allied Merit International Investment, Inc. (“Allied Merit”) for $114,395.  The loan represents various professional expenses related to the merger paid by Allied Merit on behalf of Charleston, including the $50,000 paid to Tryant in January 2008 as discussed in Note 14.  The loan incurs interest at 8% per annum and is due upon the first round of funds raised subsequent to the $1,300,000 fund raised upon listing on the U.S Over the Counter (“OTC”) market.  Pursuant to the agreement, Allied Merit agreed to convert accrued interest into the Company’s common stock conversion rate of $2.00 per share. As of January 31, 2009, there was no conversion of accrued interest into the Company’s common stock.  Interest of $2,288 was accrued for the three months ended January 31, 2009.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

9.  Short Term Loans - Continued

On April 3, 2008, the Company entered into a loan agreement with Allied Merit for $1,000,000.  The loan does not bear interest and was originally due on July 7, 2008.  In July 1, 2008, in exchange for extending the maturity date to December 31, 2008, the Company granted to Allied Merit Series E warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.08 per share. The warrants expire on the third anniversary of the grant date. The fair value of the Series E warrants is $233,547, valued using the Black Scholes pricing model, and recorded as debt issuance costs.  The debt issuance costs will be amortized over the term of the loan; amortization expense for the three months ended January 31, 2009 was $84,926.  The fair value of the Series E warrants has been fully expensed as of January 31, 2009. The following assumptions were used to calculate the fair value of these warrants: dividend yield of 0%, expected volatility of 70.31%, risk-free interest rate of 2.73%, expected life of 3 years, stock price of $1.60 per share, exercise price of $1.08 per share.  On or about December 29, 2008, the due date of this loan was extended as follows: $200,000 is due on or before each of April 30 and May 31, 2009, and $300,000 is due on each of June 30 and July 31, 2009. This loan is secured by the pledge of 2,000,000 shares owned by Global Rock Stone Industrial, Ltd. (“Global Rock”). Global Rock is the Company’s principal stockholder and Li Liu, the Company’s principal executive officer, is affiliated with Global Rock.

On September 24, 2008, the Company borrowed $439,501 (RMB3,000,000) from Tianjin Yinna Gonggong Hangdao Shujun Company Limited.  The loan does not bear interest and was due on January 9, 2009.  The loan is guaranteed by Ms. Li Liu, CEO and major shareholder of the Company.  The loan was paid off subsequent to October 31, 2008.

On November 13, 2008, the Company entered into a loan agreement with Industrial & Commercial Bank of China, Ltd. for $583,968 (RMB4,000,000).  The annual interest rate is 8.0% per annum and is due on November 11, 2009.  The loan is guaranteed by the Medium and Small-Size Enterprise Credit Guarantee Center of Tianjin with a guarantee fee of 1% of the original loan amount.

On November 28, 2008, the Company entered into a loan agreement with Shanghai Pudong Development Bank for $1,459,918 (RMB10,000,000).  The annual interest rate is 7.3% per annum and is due on November 28, 2009. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of 1.5% of the original loan amount.

On December 26, 2008, the Company entered into a loan agreement with Tianjin Haitai Investment Guarantee Co., Ltd. for $656,963 (RMB5,000,000).  The annual interest rate is 5.8% per annum and is due on March 26, 2009. The Company has to pay a guarantee fee of 1.5% of the original loan amount to Tianjin Haitai Investment Guarantee Co., Ltd.

On December 26, 2008, the Company entered into a loan agreement with Qin Chao Mei for $115,188 (RMB789,000).  The annual interest rate is 18% per annum and is due on June 26, 2009.  The loan is secured against the equivalent value of raw material.

On February 8, 2009, the Company entered into a loan agreement with Nanda Technology Co., Ltd. for $248,186 (RMB1,700,000).  The loan does not bear interest and is not secured.  It is due on June 30, 2009.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

10.  Due to Related Parties

	January 31,	October 31,
	2009	2008
	(unaudited)	(audited)

Li Liu, a director of the Company, officer and principal shareholder	$968,353	$977,950

The amount due to Li Liu is unsecured with no stated interest or repayment terms and for the use as working capital.

11.  Long-Term Loans

As of January 31, 2009 and 2008, the Company has the following long-term loans:

	January, 31	October 31,
	2009	2008
	(unaudited)	(audited)

Installment loan GMAC-SAIC Automotive Finance Company Limited, interest at 7.33% per annum, monthly principal and interest payment of $322 from July 15, 2005 to June 17, 2009	$1,227	$2,295

Installment loan from Daimler-chrysler Automotive Finance Ltd, interest at 7.83% per annum, monthly principal and interest payment of $2,484 from September 30, 2007 to September 30, 2009	24,116	31,794

Convertible notes in principal amounts of $1,300,000, less debt discount of $365,886, interest at 8% per annum, due December 2009 (Note 14)	934,114	839,558

	959,457	873,647
Less: current portion	(959,457)	(34,089)
Long-term loans, net of current portion	$—	$839,558

(a)	The convertible notes payable, net of debt discount consists of the following as of January 31, 2009:

January 31,
2008

Convertible notes payable	$1,300,000
Less: Debt discount - Series A Warrants	(280,726)
Less: Debt discount - beneficial conversion feature	(304,800)
Accretion of debt discount - warrants and beneficial conversion feature	219,640
Convertible notes payable, net	$934,114

Accrued interest as of January 31, 2009 was $68,383 and interest expense for the three months ended January 31, 2009 was $26,214.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

12.  Income and Other Tax Payables

Income and other tax payables consist of the following:

	January 31,	October 31,
	2009	2008
	(unaudited)	(audited)

Income tax payable	$285,101	$65,075
Value added tax payable	1,366,965	1,157,293
Individual income withholding tax payable	468	—
Other tax payables	46,481	23,843
	$1,699,015	$1,246,211

13.  Income Tax

The enterprise income tax is reported on a separate entity basis.

United States

The Company was incorporated in Delaware and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the three months ended January 31, 2009 and 2008.  No tax benefit has been realized since a valuation allowance has offset the deferred tax asset.

BVI

Charleston was organized in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Tianjin Yayi, Weinan Milkgoat and Fuping Milkgoat are subject to PRC income tax.  Income tax expense for the three months ended January 31, 2009 and 2008 were $650,874 and $88,159 respectively.

As approved by the relevant tax authority in the PRC, Tianjin Yayi was fully exempted from PRC enterprise income tax for three years starting from 2004 through December 31, 2007. Effective January 1, 2008, the statutory PRC tax rate is 25% (prior to January 1, 2008, the statutory PRC rate was 33%).  Therefore, the statutory PRC rate for the three months ended January 31, 2009 was 25%.  Since the Company was exempt from income tax for the months of November and December 2007, the effective tax rate for the three months ended January 31, 2008 is less than the statutory rate.

The income tax provision consists of the following:

	Three months ended January 31,
	2009	2008
	(unaudited)

Current	$660,276	$88,159
Change in deferred tax asset	(398,102)	8,400
Change in valuation allowance	388,700	(8,400)
	$650,874	$88,159

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

13.  Income Tax - Continued

The following is a reconciliation of the tax derived by applying the PRC Statutory Rate of 25% for 2009 and one month of 2008 to the earnings before income taxes, excluding merger costs, and comparing that to the recorded income tax provisions:

	Three months ended January 31,
	2009	2008

Tax provision at PRC statutory rate	25.0%	28.1%
Tax exemption	0.0%	-22.1%
Permanent differences	1.8%	0.0%
Parent company's expenses not subject to PRC tax	2.2%	0.0%
Effective tax rate	29.0%	6.0%

14.  Merger and Offering

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

14.  Merger and Offering – Continued

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

The convertible notes are being accreted to their maturity value of $1,300,000 using the interest method and an effective monthly rate of 5.22%.  The unamortized amount as of January 31, 2009 is $365,886.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

14.  Merger and Offering – Continued

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

For the three months ended January 31, 2009, amortization of debt issuance costs and accretion of debt discount from the warrants and embedded derivatives issued in respect of the merger on June 6, 2008 (“merger”) totaled $118,913.

Each series of warrants issued in respect of the merger were valued using a Black-Scholes model.  The following assumptions were used to calculate the fair value of these warrants: dividend yield of 0%, expected volatility of 70.31%, risk-free interest rate of 2.73%, expected life of 3 years, and stock price of $1.10 per share with exercise price of $1.08-$1.35 per share.

The following table summarizes all of the Company’s warrant transactions for the three months ended January 31, 2009.

	Shares issued	Fair Value
Warrants issued in respect of the merger:
Series A Warrants	601,900	$280,726
Series B Warrants	2,148,148	1,144,743
Series C Warrants	185,185	86,367
Series D Warrants	144,448	67,368
	3,079,681	$1,579,204

			Exercise Price
	Option	Vested	per Common
	Shares	Shares	Stock Range

Balance, October 31, 2008 and January 31, 2009	3,329,681	3,329,681	$1.08-$1.35

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

14.  Merger and Offering – Continued

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding

	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Warrants
Exercise Prices	at January 31, 2009	Contractual Life (Years)	Currently Exercisable

$1.08-1.35	3,329,681	2.35	$1.16

15.  Commitments and Contingencies

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

As of January 31, 2009, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
2009	$56,937
2010	81,269
2011	81,755
2012	81,755
Thereafter	302,933
$604,649

For the three months ended January 31, 2009 and 2008, rent expense amounted to $221,989 and $116,478 respectively.& amp; amp; lt; /font>

Purchase of Office Building

On January 15, 2007, the Company signed a sales and purchase agreement with Tianjin Mengyang to buy a four-story office building of an approximate construction area of 7,800 square meters situated at Jinghai Industrial Park for a total consideration of $ 4,327,197 (equivalent to RMB29,640,000).  Tianjin Mengyang is responsible for renovation of the building.  As of October 31, 2008, the Company had advanced a total of $4,170,985 (equivalent to RMB 28,570,000) to Tianjin Mengyang in connection with this agreement. There is a 3% penalty payable to Tianjin Mengyang for funds not paid by the Company according to schedule and a 3% penalty payable to the Company by Tianjin Mengyang on the uncompleted portion of the total consideration if the project is not completed and handed over to the Company for use by September 30, 2008.  Due to the 2008 Beijing Olympics, the Tianjin city government temporarily discontinued all existing construction projects; therefore, the estimated completion date of project has been postponed to May 31, 2009.  It was agreed between both parties in a supplementary agreement signed on October 12, 2008 that no penalty would be charged to each other for this delay.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

15.  Commitments and Contingencies - Continued

The Company also advanced $341,621 (equivalent to RMB2,340,000) to Tianjin Mengyang for interior renovation of the building.  The remaining $341,621 is to be paid upon inspection of the completed renovation project. If the remaining balance is not paid upon completion of the project, Tianjin Mengyang will accrue interest on the remaining balance at the PRC prime interbank rate of 6.03% per annum for a 3 month loan.

Purchase of Factory & Warehouse

On January 15, 2007, the Company signed a factory and warehouse leasing agreement with Tianjin Mengyang to rent a total gross area of 30,165 square meters for an annual rent of $1,285,922 (RMB8,808,180) for 21 years from September 1, 2008 to August 31, 2029. A half-year deposit of $642,948 (RMB4,404,090) was paid as of April 30, 2008.  The property is to be located in Jinghai Industrial Park and Tianjin Mengyang is responsible for its construction.

On September 26, 2008, the Company signed a new factory transfer agreement with Tianjian Mengyang that cancelled the factory and warehouse leasing agreement signed on January 15, 2007.  The new agreement is to purchase three warehouses and a factory of an approximate construction area of 30,165 square meters situated at Jinghai Economic Park for a total consideration of $13,211,528 (RMB90,495,000).  The rental deposit of $642,948 (RMB4,404,909), paid with respect to the factory and warehouse leasing agreement signed on January 15, 2007, was used to partially offset the total consideration. As of December 31, 2008, the Company paid a total of $6,482,620 (RMB44,404,909) after including the amount of $642,948 (RMB4,404,909) paid originally as deposit for lease.

On January 20, 2009, the Company signed a supplemental agreement with Tianjian Mengyang to postpone the construction completion date to December 31, 2009.  Under this supplement agreement, a monthly payment of $437,975 (RMB3,000,000) is due at the end of each month from January 2009 to November 2009, totaling $4,817,729 (RMB33,000,000). The remaining balance of $1,911,046 (RMB13,090,091) is due on December 31, 2009.

As of January 31, 2009, the total amount paid for the factory and warehouse is $6,920,595 (RMB47,404,909).  The balance due to be paid is $6,290,800 (RMB43,090,091).  Interest of 0.1% per month will be charged for late payment.  According to the supplemental agreement, if the Company could not raise capital by April 30, 2009 according to its plan, Tianjian Mengyang agrees to postpone the remaining payments to March 31, 2010.

Purchase of Raw Material

The Company has written agreements with 18 village committees for the purchase of goat milk and goat placenta to ensure the steady supply of its raw material.

The details of agreements are listed as follows and the Company is obligated under the purchase agreement requiring minimum purchases as follows:

Fiscal year	Tons

2009	1,654
2010	2,205
2011	2,156
2012	1,788
Thereafter	675
8,478

The price for the goat milk and goat placenta is determined by the market. As of January 31, 2009, the market price for the goat milk and goat placenta is $438 per ton (equivalent to RMB3,000 per ton).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

15. Commitments and Contingencies – Continued

Process contracts

On December 30, 2006 the Company entered into a process contract with a third party.  The third party provided production facility, office, dormitory, equipment and personnel to process liquid milk.  The minimum monthly fee is $17,519 (RMB120,000) which was based on a minimum annual production commitment of 800 metric tons at $263 (RMB 1,800) per metric ton.  This contract expires on December 29, 2008 and is automatically renewed for one year at end of term since the Company anticipates it will have its own production capacity by the end of fiscal 2009.   As of January 31, 2009, the Company was obligated under this contract for a minimum fees of approximately $175,190 (RMB1,200,000) for the fiscal year ending October 31, 2009, and $35,038 (RMB240,000) for the fiscal year ending October 31, 2010.

On April 1, 2007, the Company entered into a process contract with a third party.  The third party will provide production facility, equipment and personnel to process liquid milk.  The monthly fee is approximately $15,037 (RMB103,000) and the contract expires on December 31, 2009.  The third party terminated the contract in February 2009. The Company does not have further commitment as a result of the termination.

Land Use Rights Agreement

On July 25, 2008, the Company entered into an agreement with the Government of the Lin Wei District of Weinan City (“Government”) pursuant to which the Company is to build a 30,000 square meter goat milk processing facility in one of the Government’s industrial parks.  The construction project is estimated to cost approximately $18,978,933 (RMB130,000,000), which includes fixed assets investment of approximately $11,679,344 (RMB80,000,000) and working capital of approximately $7,299,590 (RMB50,000,000).  In connection with this agreement, the Government will transfer land use rights of approximately 67,000 square meter to the Company for 50 years for approximately $992,744 (RMB6,800,000).  Pursuant to a supplemental agreement entered into on September 16, 2008 with the Government, the Company is required to commence construction within six months of the date of the supplemental agreement. Subsequent to January 31, 2009, the Company reached an oral agreement with the Government to extend the commencement date of the construction to no later than May 31, 2009. In accordance with the supplemental agreement, the Company paid $145,992 (RMB1,000,000) in August 2008 for part of the consideration of the land use rights and is reflected as advances to suppliers on the balance sheet.   The remaining balance of $846,752 will be paid prior to the start of construction.

16. Concentrations, Risks, and Uncertainties

The Company did not have any customer constituting greater than 10% of net sales for the three months ended January 31, 2009.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume:

	January 31,	October 31,
	2009	2008
	(unaudited)	(audited)

Lintong Hongxing Dairy Co., Ltd.	25%	13%
CPMC Holding (Tianjin) Limited	18%	*

* Constitute less than 10% of the Company's purchasing volume.

As at January 31, 2009, amount due to Lintong Hongxing Dairy Co., Ltd. and CPMC Holding (Tianjin) Limited included in accounts payable was approximately $32,007 and $109,346, respectively.  Included in advances paid to the suppliers (Note 7) is $38,031 and $-, respectively.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

17.  Operating Risk

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 9 and Note 11.  Other financial assets and liabilities do not have material interest rate risk.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify such statements by forward looking words such as “may,” “expect,” “plans,” “intends,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Such statements involve known and unknown risks, uncertainties and other factors that may cause our  actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued growth and expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  This report should be read in conjunction with the “Risk Factor” disclosure in the Annual Report on Form 10-K we filed with the SEC on February 13, 2009, which describes some of the risks and uncertainties we face.

Results of operations for the three months ended January 31, 2009 and 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and the percentage of change from the prior period.

	Three months ended
	January 31,
	2009	2008	Change	Variance
		(Restated)
Net sales	$6,550,497	$3,866,035	$2,684,462	69%

Cost of goods sold	2,116,018	1,316,762	799,256	61%

Gross profit	4,434,479	2,549,273	1,885,206	74%

Net sales for the three months ended January 31, 2009 was $6.55 million, an increase of 69% from the corresponding period in the prior year. Approximately 17% of this increase is attributable to changes in the currency exchange rate and the weakening of the United States dollar; the balance of the increase is attributable to an increase of approximately 116% in the volume of products sold which was partially offset by a decrease of approximately 16% in the weighted average price at which products were sold.  The volume of products sold increased because of the price reductions for certain of our non-premium products and an increase in the number of retail stores and distributors carrying our products.  The average price at which our products were sold decreased because of our adjustment, in the spring of 2008, of the prices at which certain products were sold; in particular, the reduction of prices in certain non-premium products to gain greater market share for such product lines which was partially offset by the increase in prices for certain premium products for which we believed demand was inelastic.

Gross profit for the three months ended January 31, 2009 was $4.43 million, an increase of 74% from the corresponding period in the prior year. Our gross margin for the most recent period was 68% compared to 66 % for the corresponding period in the prior year. Approximately 15% of the increase in gross profit is attributable to changes in the currency exchange rate; the balance of the increase is primarily attributable to the increase in net sales (excluding the currency effects) coupled with reduced material costs - material costs were reduced because of our acquisition in August, 2008 of a supplier, Fuping Doyuan Dairy Company Limited. See note 4 of our condensed consolidated financial statements.

	Three months ended
	January 31,
	2009	2008	Change	Variance
		(Restated)
Operating expenses	$1,819,010	$1,074,019	$744,991	69%
Advertising and promotion expense	$704,942	$555,441	149,501	27%
Salaries	364,152	291,102	73,050	25%
Other selling, general and administrative expenses	633,796	117,411	516,385	440%
Commission	75,506	87,951	(12,445)	(14%)
Research and development expense	40,614	22,114	18,500	84%

For the three months ended January 31, 2009, operating expenses increased approximately 69% from the corresponding period in the prior year. Changes in currency exchange rates accounted for approximately 17% of this increase. The balance of the increase is primarily attributable to the increase in other selling, general and administrative expenses, and to a lesser extent, increases in salaries and marketing and promotion expense. Other selling, general and administrative expense increased because of increases in (i) professional fees and expenses, which increased due to our status as a reporting company, (ii) labor insurance costs, which increased due to the increase in the number of our employees, and (iii) freight costs, which increased because of the volume of product shipped.  Advertising and promotion expense increased because of additional marketing efforts and salaries increased due to the increase in the number of sales and marketing personnel. Operating expenses as a percentage of net sales was 28% for the three months ended January 31, 2009 and 2008.

Interest expense in the three months ended January 31, 2009, increased by approximately 510% from the corresponding period in the prior year mainly because of the amortization of deferred financing costs associated with the issuance of Series E warrants to Allied Merit to purchase 250,000 shares of the Company’s stock (which costs were fully expensed as at January 31, 2009), amortization of debt discount and beneficial conversion feature associated with the issuance of $1,300,000 in face amount of convertible promissory notes and related warrants, and, to a lesser extent, our increased net borrowings coupled with higher rates of interest on such borrowings.  Changes in currency exchange rates had only a minimal impact on changes in interest expense.  See notes 9,11 and 13 of our condensed consolidated financial statements.

Income tax for the three months ended January 31, 2009 increased by approximately 638% from the corresponding period in the prior year. The increase is primarily attributable the fact that we were exempt from such taxes in calendar 2007 and accordingly the income tax for the three-months ended January 2008 only reflects taxes (at the statutory PRC tax rate of 25%) for one month of such period.   The increase is also attributable to a lesser extent to increased net income for the three months ended January 31, 2009.

Liquidity and Capital Resources

As of January 31, 2009 we had cash and cash equivalents of approximately $995,000 and working capital of approximately $3.4 million.  Included in working capital are advances of approximately $12.8 million, principally to Tianjin Mengyang for, among other things, (i) the purchase of an office building and (ii) purchase of a factory and a warehouse.  Advances for the most recent period increased by approximately $6.96 million from October 31, 2008; the increase is attributable to our payment to Tianjin Mengyang in the first quarter of fiscal 2009 of approximately $3.3 million and the inclusion in the current period as current assets of approximately $3.6 million in advances that at October 31, 2008, had been included as a long term asset.  This $3.6 million advance is now classified as a current asset because the payments with respect to the related obligation are due in less than one year. See notes 7 and 15 of our condensed consolidated financial statements.

We intend to, and are in the process of, expanding our administrative and production facilities to meet our current needs and anticipated increased demand for our products.  In connection therewith, we plan on spending approximately $23.5 million during the balance of fiscal 2009 through 2011 ($12.3 million during the balance of fiscal 2009 and $11.2 million during fiscal 2010-2011).  The $23.5 million in capital expenditures

•
includes approximately $7.6 million of capital purchase obligations arising during the balance of fiscal 2009 through 2011 (approximately $5.3 million in the balance of fiscal 2009 and $2.3 million during fiscal 2010-2011); and

•
excludes an aggregate of approximately $7.3 million (approximately $1.5 million in fiscal 2011 and approximately $5.8 million thereafter) of working capital that we currently anticipate will be required by the Weinan City project when it commences operations in 2011-2012.

See note 15 of our condensed consolidated financial statements.

Historically we have relied on loans from our chief executive officer, Li Liu, short-term and short-term borrowings to meet our cash, working capital and capital expenditure requirements. We anticipate that we will be able to fund our operating cash requirements, short term obligations and approximately $7.6 million of capital purchase obligations from cash flow from operations and short-term borrowings.  While we believe short term borrowings will continue to be available to us from affiliated or unaffiliated third parties to satisfy our operating cash requirements, we do not have a line of credit or other assured source of short term financing.

We currently plan on seeking $15 million in financing to fund the $23.5 million in planned capital expenditures.  No assurance can be given that we will be able to secure the financing required for these capital expenditures or that such financing will be sufficient.  Further, in the event we obtain financing through the issuance of equity or equity-linked securities, such financing may be dilutive to our security holders.  If we are unable to fund the $23.5 million in capital expenditures in the time frames contemplated, we may be required to defer, modify the scope of, or terminate the implementation of the Weinan City project and/or delay or defer the equipping of the warehouses and processing facilities to be developed in Tianjin City.  If we are unable to expand our facilities, we contemplate that we will continue to rely, as we currently do in part, on third parties to assist us in the fulfillment of our goat milk processing requirements.  Such third parties may be unwilling or unable to assist in fulfilling such processing requirements and, even if able to fulfill such requirements, our profits would be negatively impacted if we are required to rely on such third party processors.

The following table summarizes information about our net cash flows for the following periods.

	Three months Ended January 31,
	2009	2008 (Restated)
	(Dollars in thousands)
Net cash provided by operating activities	$2,061	$1,571
Net cash provided by (used in) investing activities	(3,689)	(653)
Net cash provided by (used in) financing activities	1,735	(88)

Operating Activities:

Net cash provided by operating activities was approximately $2.01 million and $1.57 million for the three months ended January 31, 2009 and 2008, respectively. Approximately 29% of the increase is attributable to the change in currency exchange rates; the balance of the increase is attributable primarily to increases in other payable and accrual expenses, increase in other tax payable, and decrease in inventories. Other tax payable increased as a result of the increase in income. Inventory decreased due to increased sales coupled with more judicious efforts in replenishing our inventory. These were offset by decrease in accounts payable and increases in accounts receivable and other receivable. Accounts payable decreased because we accelerated payments to suppliers of raw materials and packaging because we believe it enables us to obtain improved terms from these suppliers. Accounts receivable increased as a result of the increase in sales.

Investing Activities:

Net cash used in investing activities for the three months ended January 31, 2009 was approximately $3.69 million, an increase from approximately $653,000 from the corresponding period in the prior year. Approximately 8% of the increase is attributable to the change in currency exchange rates; the balance is attributable primarily to advances to Tianjin Mengyang for the construction and development of certain facilities.  See notes 7 and 15 of our condensed consolidated financial statements.

Financing Activities:

Net cash provided by financing activities for the three months ended January 31, 2009 was approximately $1.7 million compared to approximately $88,000 of net cash used by these activities during the corresponding period in the prior year. The change is primarily attributable to the short term borrowings from Shanhai Pudong Development bank in the three months ended January 31, 2009 partially offset by the repayment of short term loans.  See note 9 of our condensed consolidated financial statements and “Item 5. - Other Information.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company  (“Smaller Reporting Company”) as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

Based on management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that, except as noted below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Notwithstanding the foregoing, as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2008, our executive officers noted that information with respect to material agreements or amendments thereto was not disseminated in a manner that would allow an evaluation, on a timely basis, as to whether a Current Report on Form 8-K was required to be filed with respect thereto. Accordingly, our chief executive officer and chief financial officer have  obtained  additional guidance and/or training with respect to the circumstances and events which require the filing of a Current Report on Form 8-K though such training was not completed by the end of the period covered by this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.  Defaults Upon Senior Securities.

In the three months ended January 31, 2009, we did not default upon any senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

From time to time, and in the ordinary course of our business, we borrow money on a short-term basis.

On or about November 28, 2008, we borrowed approximately $1.5 million from Shanghai Pudong Development Bank.  The loan matures on or about November 28, 2009 and bears interest at the rate of 7.3% per annum.  This agreement provides that we may not, without the lender’s consent, pay off any third party debt, borrow any other funds, engage in certain significant restructurings, or enter into agreement or transactions which would materially and adversely impact our ability to perform our obligations under this agreement.  We have been orally advised by the lender that such limitations do not apply to this loan.

On or about December 26, 2008 we borrowed approximately $657,000 from Tianjin Haitai Investment Guarantee Co., Ltd.  Such loan matures on March 26, 2009 and bears interest at the rate of 5.8% per annum.

On or about January 20, 2009, we borrowed approximately $642,000 from Rural Cooperative Bank.  Such loan matures on or about January 19, 2010 and bears interest at the rate of 6.4% per annum.

              For information about these borrowing and our other short-term borrowings, see note 9 of our condensed consolidated financial statement.

Item 6. Exhibits.

Exhibit No.                                           Description of Exhibit

2.1	Agreement and Plan of Merger by and among Ardmore, Ardmore Acquisition Corp, Tryant LLC and Charleston Industrial Ltd. (1)

3.1	Amended and Restated Certificate of Incorporation~~.~~ (3)

3.2	Amended and Restated Bylaws (2)

4.1	Form of 8% Convertible Promissory Note (1)

4.2	Form of Series A Warrant (1)

4.3	Form of Series B Warrant (1)

4.4	Form of Series C Warrant (1)

4.5	Form of Series D Warrant (3)

4.6	Form of Series E Warrant (3)

10.1	Form of Amended and Restated Securities Purchase Agreement dated as of May 12, 2008 and entered into by and among Ardmore and the investors signatories thereto, as amended (1)

10.2	Form of Registration Rights Agreement dated as of May 12, 2008 (1)

10.3	Lease Contract of Premises between Tianjin Milk Goat Dairy Co., Ltd. and Tianjin Yayi Industrial Co., Ltd. (Translation) (1)

10.4	Building Property Transfer Agreement between Tianjin Milk Goat Dairy Co., Ltd. and Tianjin Yayi Industrial Co, Ltd. (Translation) (1)

10.5	Project Construction Contract between Tainjin Yayi Industrial Co., Ltd. and the People’s Government of Linwei District, Weinan City (Translation of Exhibit 99.5) (3)

10.6
Supplementary Agreement to the Project Construction Contract dated July 25, 2008 between Tianjin Yayi Industrial Co., Ltd. and the People’s Government of Linwei District, Weinan City (Translation of Exhibit 99.6) (3)

10.7	Plant Transfer Contract dated September 26, 2008 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. (Translation of Exhibit 99.7) (4)

10.8
Supplementary Agreement dated October 12, 2008 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. to the House Property Transfer Contract dated January 15, 2007.  (Translation of Exhibit 99.8) (4)

10.9
Supplementary Agreement dated January 20, 2009 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. to the Plant Transfer Contract dated September 26, 2008. (Translation of Exhibit 99.9) (4)

10.10	Short Term Loan Agreement for RMB 10 million with Shanghai Pudong Development Bank “SPDB” (Translation of Exhibit 99.10)

10.11	Entrusted Loan Contract by and among SPDB, Tianjin Yayi Industrial Co., Ltd. and Tianjin Haitai Investment Guarantee Co., Ltd. (Translation of Exhibit 99.11)

10.12	Loan Contract between Tianjin Yayi Industrial Co., Ltd. and Tianjin Rural Cooperative Bank. (Translation of Exhibit 99.12)

10.13	Loan Contract for Operating Fund between Tianjin Yayi Industrial Co., Ltd. and Industrial & Commercial Bank of China. (Translation of Exhibit 99.13)

31.1	Certification of principal executive officer pursuant to Section 13a-14(a).

31.2	Certification of principal financial and accounting officer pursuant to Section 13a-14(a).

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

99.7	Plant Transfer Contract dated September 26, 2008 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. (Chinese language version of exhibit 10.8) (4)

99.8
Supplementary Agreement dated October 12, 2008 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. to the House Property Transfer Contract dated January 15, 2007.  (Chinese language version of exhibit 10.9)  (4)

99.9
Supplementary Agreement dated January 20, 2009 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd., to the Plant Transfer Contract dated September 26, 2008.  (Chinese language version) (4)

99.10	Short Term Loan Agreement for RMB 10 million with Shanghai Pudong Development Bank “SPDB” (Chinese language version of exhibit 10.10)

99.11	Entrusted Loan Contract by and among SPDB, Tianjin Yayi Industrial Co., Ltd. and Tianjin Haitai Investment Guarantee Co., Ltd. (Chinese language version of exhibit 10.11)

99.12	Loan Contract between Tianjin Yayi Industrial Co., Ltd. and Tianjin Rura Cooperative Bank. (Chinese language version of exhibit 10.12)

99.13	Loan Contract for Operating Fund between Tianjin Yayi Industrial Co., Ltd. and Industrial & Commercial Bank of China. (Chinese language version of exhibit 10.13).

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

(4)           Incorporated by reference to the corresponding exhibit filed with our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 filed with the SEC on February 13,2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAYI INTERNATIONAL INC.
Dated: March 23, 2009	By:	/s/ Li Liu
Li Liu, Chief Executive Officer and President (Principal Executive Officer)

Dated: March 23, 2009	By:	/s/ Tong Li
Tong Li, Chief Financial Officer (Principal Financial and Accounting Officer)