Form 10-Q
period 2009-04-30
Yayi International Inc
filed 2009-06-22
CIK 789860

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to  _____________

Commission File Number: 000-23806

YAYI INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0046720
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

No. 9 Xingguang Road,
Northern Industrial Park of Zhongbei Town,
Xiqing District, Tianjin 300384, China
(Address of principal executive offices, Zip Code)

(86) 22-27984033
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]         No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]         No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]         Accelerated filer [  ]         Non-accelerated filer [  ] (Do not check if a smaller reporting company)         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]         No [X]

The number of shares outstanding of each of the issuer's classes of common equity, as of June 18, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	25,000,000

i

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

INDEX TO

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

Page
Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Income and Comprehensive Income	F-2
Condensed Consolidated Statements of Stockholders' Equity	F-3
Condensed Consolidated Statements of Cash Flows	F-4 – F-5
Notes to Condensed Consolidated Financial Statements	F-6 - F-31

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
	April 30	October 31
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,107,836	$891,278
Restricted cash	14,578	-
Accounts receivables, net of allowances of $46,695 and $41,050	3,056,723	2,603,078
Other receivable, net of allowances of $2,841 and $29,207	127,689	122,732
Inventory	2,766,823	3,329,776
Prepaid expenses	44,968	39,702
Advances	13,531,090	5,904,885
Deferred financing cost	65,876	184,846
Total current assets	20,715,583	13,076,297

Property, plant and equipment, net	2,660,124	2,580,385
Livestock	84,541	-
Goodwill	278,409	278,787
Deferred financing cost	-	18,686
Advances	-	3,575,186
Deferred tax asset	4,104	9,402
Other assets	-	5,627
Total assets	$23,742,761	$19,544,370
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term loans	$6,803,914	$5,274,996
Accounts payable	1,034,025	1,466,745
Other payable and accrued expenses	405,237	212,922
Dividend payable	4,462,195	4,468,250
Advance from customers	43,314	3,589
Income and other tax payable	1,419,726	1,246,211
Accrued sales return	258,859	243,774
Due to related parties	858,846	977,950
Long term loans - current portion	1,060,848	34,089

Total current liabilities	16,346,964	13,928,526
Long-term liabilities:
Long-term loans	-	839,558
Total liabilities	16,346,964	14,768,084
Commitments and contingencies (Note 16)

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 100,000,000 shares authorized, 25,000,000 shares issued and outstanding in 2009 and 2008	25,000	25,000
Additional paid in capital	3,228,244	3,228,244
Statutory surplus reserve fund	502,438	502,438
Retained earning	3,301,688	667,873
Accumulated other comprehensive income	338,427	352,731

Total stockholders' equity	7,395,797	4,776,286

Total liabilities and stockholders' equity	$23,742,761	$19,544,370

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Six months ended
	April 30,		April 30,
	2009	2008	2009	2008
		(restated)		(restated)

Net sales	$5,208,921	$3,900,503	$11,759,418	$7,766,538
Cost of goods sold	1,695,607	1,430,501	3,811,625	2,747,263

Gross profit	3,513,314	2,470,002	7,947,793	5,019,275

Operating expenses
Advertising and promotion expense	365,290	340,748	1,070,232	896,189
Salaries	400,466	350,915	764,618	642,017
Other selling, general and administrative expenses	690,471	524,503	1,324,267	641,914
Commission	140,084	69,855	215,590	157,806
Research and development expense	31,428	20,384	72,042	42,498

	1,627,739	1,306,405	3,446,749	2,380,424

Operating profit	1,885,575	1,163,597	4,501,044	2,638,851

Other income (expenses)
Interest income	825	778	2,908	5,536
Other income	620	-	1,529	-
Interest expense	(214,579)	(63,356)	(402,409)	(127,529)
Accretion of debt discount and deferred financing cost	(138,526)	-	(342,365)	-
Other expense	(44,178)	(1,384)	(49,474)	(28,146)

Other expense	(395,838)	(63,962)	(789,811)	(150,139)

Income before income taxes	1,489,737	1,099,635	3,711,233	2,488,712

Income taxes	(426,544)	(270,864)	(1,077,418)	(359,023)

Net income	1,063,193	828,771	2,633,815	2,129,689
Other comprehensive income
Foreign currency translation adjustment	24,220	145,945	(14,304)	295,579

Comprehensive income	$1,087,413	$974,716	$2,619,511	$2,425,268

Basic and diluted weighted average number of shares outstanding	25,000,000	22,325,000	25,000,000	22,325,000

Basic and diluted earnings per share	$0.04	$0.04	$0.11	$0.10

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
			Additional paid in capital	Statutory Surplus Reserve Fund	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common stock
	Number of shares	Amount

Balance at October 31, 2008 (Audited)	25,000,000	$25,000	$3,228,244	$502,438	$667,873	$352,731	$4,776,286

Net income for the six months ended April 30, 2009	-	-	-	-	2,633,815	-	2,633,815

Foreign currency translation	-	-	-	-	-	(14,304)	(14,304)

Balance at April 30, 2009	25,000,000	$25,000	$3,228,244	$502,438	$3,301,688	$338,427	$7,395,797

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	April 30,
	2009	2008
		(Restated)
Cash flow from operating activities
Net income	$2,633,815	$2,129,689
Adjustments to reconcile net income to net cash provided by operating activities:
Net foreign currency transaction loss	9,497	-
Depreciation of property, plant and equipment	172,622	121,878
Depreciation of livestock	2,155	-
Amortization of deferred financing cost	137,657	-
Allowance (recovery) of bad debts-Accounts receivable	5,680	(53,525)
Allowance (recovery) of bad debts-Other receivable	(26,382)	(66,676)
Sales return allowance	14,455	23,785
Accretion of debt discount	204,708	-
(Increase) decrease in operating assets, net of effect of acquisition:
Restricted cash	(14,557)	728,039
Accounts receivables	(461,848)	673,579
Other receivables	21,294	202,864
Inventories	557,025	(1,028,431)
Prepaid expenses	(5,243)	-
Advances to suppliers	324,518	(1,028,771)
Other assets	(4,078)	-
Deferred tax asset	9,370	(37,760)
Increase (decrease) in operating liability, net of effect of acquisition:
Accounts payable	(429,221)	(283,432)
Bills payable	-	(688,081)
Accrued payroll	(19,748)	-
Advance from customers	39,662	17,868
Other taxes payable	174,537	181,230
Other current liabilities	189,881	267,326
Net cash provided by (used in) operating activities	3,535,799	1,159,582

Cash flows from investing activities
Purchase of equipment	(250,094)	(160,021)
Advance for construction of office building	-	(579,437)
Advance for construction of factory and warehouse	(4,233,178)	-
Advance for acquisition of land use rights	(145,940)	-
Purchase of livestock	(87,268)	-
Net cash used in investing activities	(4,716,480)	(739,458)

Cash flows from financing activities
Proceeds from short term loans	2,508,682	2,413,495
Repayment of short term loans	(978,059)	(1,630,956)
Repayment of long term loans	(17,427)	(16,433)
Repayment to minority stockholders	-	(1,257)
Due (from) to related parties	(115,910)	521,055
(Increase) in restricted cash	-	(980,000)
Net cash provided by (used in) financing activities	1,397,286	305,904
Effect of exchange rate changes in cash	(47)	59,063
Net increase (decrease) in cash and cash equivalents	216,558	785,091
Cash and cash equivalents, beginning of period	891,278	256,317
Cash and cash equivalents, end of period	$1,107,836	$1,041,408

Supplemental disclosure of cash flow information
Cash paid during the period
Interest paid	$340,043	$83,288
Income tax paid	$966,301	$-
Supplemental disclosure of non-cash financing and investing activities;
Dividend payable	$-	$4,235,052

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

1. Organization and Basis of Preparation of Financial Statements

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statement of operations for the three and six months ended April 30, 2009 is not necessarily indicative of the results that may be expected for the entire year ending October 31, 2009. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2008. The Company follows the same accounting policies in the preparation of interim reports.

Yayi International, Inc (“Yayi International” or the “Company”), formerly known as Ardmore Holding Corporation or “Ardmore”, was originally organized under the laws of the state of Delaware in 1986 under the name of a predecessor corporation which engaged in a software development and consulting service business. During 2007 and 2006, Ardmore sold 875,000 post-stock split adjusted shares to Tryant, LLC, a then unrelated party, which represented over 85% of Ardmore's outstanding shares. Subsequently, Ardmore's management decided to wind up all business operations related to the former products sold by the predecessor corporation. On April 16, 2007, the name of the predecessor corporation was changed to Ardmore Holding Corporation. From April 16, 2007 until June 6, 2008 when the Company completed a reverse acquisition transaction with Charleston Industrial Limited (“Charleston”), the Company was a blank check company and did not engage in active business operations other than its search for, and evaluation of, potential business opportunities for acquisition or participation. The Company changed its fiscal year from December 31 to October 31. The Company amended its articles of incorporation on September 12, 2008 and changed its name to Yayi International Inc.

On June 6, 2008, Ardmore, its wholly owned subsidiary, Ardmore Acquisition Corp. (“Ardmore Acquisition”), Charleston Industrial Ltd., (“Charleston”) and Tryant LLC, a Delaware limited liability company and at such time the holder of a majority of Ardmore's outstanding shares of common stock, consummated a merger pursuant to which Ardmore Acquisition was merged into Charleston and Charleston became Ardmore's wholly owned subsidiary. Charleston is the owner of Tianjin Yayi Industrial Co., Ltd. (“Tianjin Yayi”), an entity organized under the laws of the People's Republic of China and as a result of this merger, Ardmore became the indirect owner of Tianjin Yayi. Pursuant to the merger, all 50,000 shares of Charleston's stock were exchanged for 22,325,000 shares newly issued common stock of Ardmore. Accordingly, all references to shares of Charleston's common stock and per share amounts have been retroactively restated to reflect the equivalent numbers of Ardmore shares. Charleston thereby became the Company's wholly owned subsidiary and the former stockholders of Charleston became the Company's controlling stockholders.

Under accounting principles generally accepted in the United States, the merger is considered to be a capital transaction in substance, rather than a business combination. That is, the merger is equivalent to the issuance of stock by Charleston for the net monetary assets of Ardmore, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the merger will be identical to that resulting from a reverse acquisition, except that no goodwill will be recorded. Under reverse acquisition accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Ardmore, are those of the legal acquiree, Charleston and subsidiary, which are considered to be the accounting acquirer. The equity section of the accompanying consolidated financial statements has been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

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

Tianjin Yayi Industrial Co., Limited

Tianjin Yayi is a Chinese enterprise organized in the People's Republic of China (“PRC”) in May 1994 in accordance with the PRC laws. Tianjin Yayi currently engages in the production and distribution of goat milk formula products for infants and toddlers, goat milk nutritional formula for adults, goat milk tablets, and goat milk drinks throughout the PRC.

Weinan Milkgoat Production Co., Limited

Weinan Milkgoat was formed on December 8, 2006. Tianjin Yayi invested $277,708 (equivalent to RMB 2,000,000) in Weinan Milkgoat and owned a 99.5% interest in Weinan Milkgoat. Liu Li, a major shareholder of Tianjin Yayi owned the remaining interest of 0.5% amounting to $1,389 (equivalent to RMB 10,000). Weinan Milkgoat engages in purchasing raw goat milk.

On December 6, 2007, Tianjin Yayi increased its investment in Weinan Milkgoat amounting to $415,174 (RMB 2,990,000) while Liu Li transferred her 0.5% interest in Weinan Milkgoat to Tianjin Yayi. As a result, Tianjin Yayi owns 100% shares of Weinan Milkgoat with a registered capital of $694,271 (RMB 5,000,000).

Fuping Milkgoat Dairy Co., Ltd. (formerly Fuping Dongyang Dairy Co., Ltd.)

Fuping Milkgoat's principal activities include purchasing of raw goat milk and processing it into milk powder for production of formula products for infants, toddlers, and adults as well as goat milk tablets and goat milk drinks. On August 8, 2008, Tianjin Yayi acquired Fuping Milkgoat Dairy Co., Ltd. (“Fuping Milkgoat”) for $621,284 (RMB 4,240,846). As a result, Tianjin Yayi owns 100% shares of Fuping Dongyang with a registered capital of $146,000 (RMB 1,000,000).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

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

Reclassification have been made to interest expense and other expense in condensed consolidated statements of income and comprehensive income for the three months ended April 30, 2008 to conform to the three months ended April 30, 2009 presentation.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

2. Summary of Significant Accounting Policies - Continued

Based on management's evaluation of historical experience, the following policy for allowance of doubtful accounts is established:

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

Leasehold improvement	3 years
Plant and buildings	10-20 years
Machinery	5-10 years
Furniture, fixtures and equipment	3-5 years
Motor vehicles	5-10 years

Recoverability of Long Lived Assets -The Company follows Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. The Company is not aware of any events or circumstances that indicate the existence of impairment, which would be material to the Company's financial statements.

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

Revenue recognition - The Company recognizes revenue on product sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”), sales returns, trade discounts and allowances. The Company is subject to VAT which is levied on majority of the Company's products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. Input VAT paid is recoverable from output VAT charged to customers.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

2. Summary of Significant Accounting Policies - Continued

Prior to January 1, 2009, the Company allows for exchange of goods that are near expiration. The Company provided for an allowance for return products since the Company has experienced returns in the normal course of business. Subsequent to January 1, 2009, the Company revised its sales contracts to disallow returns for sales made after January 1, 2009.

Research and development - Research and development costs are expensed as incurred. Research and development expenses amounted to $31,428 and $20,384 for the three months ended April 30, 2009 and 2008, respectively. Such expenditures amounted to $72,042 and $42,498 for the six months ended April 30, 2009 and 2008, respectively.

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of April 30, 2009, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $365,290 and $340,748 for the three months ended April 30, 2009 and 2008, respectively. Such expenditures amounted to $1,070,232 and $896,189 for the six months ended April 30, 2009 and 2008, respectively.

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

Foreign currency translation - Assets and liabilities of subsidiaries with a functional currency other than US$ are translated into US$ using period end exchange rates. Income and expense items are translated at the average exchange rates in effect during the period. Foreign currency translation differences are included as a component of Accumulated Other Comprehensive Income in Stockholders' Equity.

Post-retirement and post-employment benefits - The Company's subsidiaries contribute to a state pension plan in respect of its PRC employees. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

Earnings Per Common Share - The Company follows SFAS No. 128, Earnings Per Share, resulting in the presentation of basic and diluted earnings per share. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Since the Company does not have any potential common stock equivalent for the three and six months ended April 30, 2008, the basic and diluted earnings per share for the three and six months ended April 30, 2008 are the same.

For the three and six months ended April 30, 2009, common stock equivalents including stock options and warrants were anti-dilutive; therefore the amounts reported for basic and dilutive earning per share were the same.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

2. Summary of Significant Accounting Policies - Continued

Use of estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements and related disclosure in the accompanying notes. Actual results could differ from those estimates. The financial statements include some amounts that are based on management's best estimates and judgments. The most significant estimates relate to warrants valuation, discount on convertible notes, debts issuance cost, allowance for uncollectible accounts receivable, work in process inventory valuation, inventory obsolescence, depreciation, useful lives of property, plant and equipment, taxes, contingencies and employee benefit plans. These estimates may be adjusted as more current information becomes available and any adjustment could be significant. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Cost of goods sold - Cost of goods sold consists primarily of costs of raw materials, direct labor, depreciation of plant and machinery, and overhead associated with the manufacturing process.

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in other selling, general and administrative expenses. During the three months ended April 30, 2009 and 2008, shipping and handling costs were $79,052 and $55,107, respectively. Such expenditures amounted to $161,339 and $116,880 for the six months ended April 30, 2009 and 2008, respectively.

Retained earnings-appropriated - In accordance with the relevant PRC regulations and the Company's PRC subsidiaries' articles of association, Tianjin Yayi, Weinan Milkgoat and Fuping Milkgoat are required to allocate their respective net income to statutory surplus reserve.

Statutory surplus reserve - In accordance with the relevant laws and regulations of the PRC and the articles of associations of the Company's PRC subsidiaries, Tianjin Yayi, Weinan Milkgoat and Fuping Milkgoat are required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years' losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.

The statutory surplus reserves can be used to offset prior years' losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

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
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

2. Summary of Significant Accounting Policies - Continued

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. Effective November 15, 2008, the Company adopted SFAS No. 162, which did not have any impact on the Company's financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on November 1, 2008. It has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no impact on its financial statements and footnote disclosure.

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

SFAS No. 160 – Noncontrolling interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not yet determined the impact of the adoption of SFAS No. 160 on its consolidated financial statements and footnote disclosures.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity's financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

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

APB 14-1 – Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”)

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. However, because the Company's existing convertible debt instruments are settled only in stock upon maturity, this guidance will not apply, and as a result will not have an impact on the consolidated financial statements.

EITF 07-05 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock

In June 2008, the FASB issued EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock (“EITF Issue No. 07-05”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of EITF Issue No. 07-05 on its consolidated financial statements and footnote disclosure.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

2. Summary of Significant Accounting Policies - Continued

FSP FAS 107-1 and APB 28-1 – Disclosures about the Fair Value of Financial instruments for Interim Reporting Periods

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position will not have a material impact on the Company's financial statements.

FS FAS 157-4 – Additional Guidance for Fair Value Measurements

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.

FSP FAS 115-2 – Other-Than-Temporary Impairment Guidance for Debt and Equity Securities

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

3. Restatement of previously issued April 30, 2008 financial statements

The Company has restated the consolidated balance sheet, consolidated statement of income and comprehensive income, and consolidated statement of cash flows for the three and six months ended April 30, 2008 to reflect the accrual for estimated sales return.

The following is a summary of the restatement in the consolidated balance sheet and consolidated statement of income and comprehensive income as of and for the three and six months ended April 30, 2008.

				Foreign
				Currency
		Cost of Goods		Translation	Comprehensive
	Net Sales	Sold	Net Income	Adjustment	Income

As previously reported for the three months ended April 30, 2008	$3,918,880	$1,436,933	$840,716	$146,110	$986,826

Restated for estimated sales return for the three months ended April 30, 2008	(18,377)	(6,432)	(11,945)	(165)	(12,110)
Restated for the three months ended April 30, 2008	$3,900,503	$1,430,501	$828,771	$145,945	$974,716

	Basic &
	Diluted EPS
As previously reported for the three months ended April 30, 2008	$0.04
Restated for estimated sales return for the three months ended April 30, 2008	0.00

Restated for the three months ended April 30, 2008	$0.04

				Foreign
				Currency
		Cost of Goods		Translation	Comprehensive
	Net Sales	Sold	Net Income	Adjustment	Income

As previously reported for the six months ended April 30, 2008	$7,803,130	$2,760,070	$2,153,474	$296,000	$2,449,474
Restated for estimated sales return for the six months ended April 30, 2008	(36,592)	(12,807)	(23,785)	(421)	(24,206)

Restated for the six months ended April 30, 2008	$7,766,538	$2,747,263	$2,129,689	$295,579	$2,425,268

	Basic &
	Diluted EPS
As previously reported for the six months ended April 30, 2008	$0.10
Restated for estimated sales return for the six months ended April 30, 2008	0.00

Restated for the six months ended April 30, 2008	$0.10

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

4. Acquisition

The acquisition of Fuping Milkgoat was accounted for under the purchase method of accounting for cash consideration of $621,284. In accordance with this method, the results of Fuping Milkgoat have been included in the Company's consolidated financial statements from the date of acquisition, August 8, 2008.

The following unaudited pro forma financial information presents the consolidated results of the Company as though the acquisition of Fuping Milkgoat was completed as at the beginning of the six months ended April 30, 2008:

Six months ended
April 30, 2008

Net sales	$7,904,905
Net income	2,134,949
Earnings per share - basic	0.10
Earnings per share - diluted	0.10

5. Restricted Cash

	April 30,	October 31,
	2009	2008
	(unaudited)	(audited)

Bank deposits held as collateral for bills payable	$14,578	$-
	$14,578	$-

During 2009, the Company was requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company's settlement of these amounts at maturity. These bills are interest–free with maturity dates of three months from the date of issuance. As security for the banks' undertaking, the Company is required to pay bank charges as well as place a deposit with such banks equivalent to 100% of the bills' amount at the time of such issuance.

6. Other Receivables

	April 30,	October 31,
	2009	2008
	(unaudited)	(audited)

Advance to staff	$61,157	$42,196
Due from unrelated party	-	37,940
Prepayment	69,373	71,803
	130,530	151,939
Less: allowance for bad debts	(2,841)	(29,207)
	$127,689	$122,732

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

7. Inventory

Inventory consists of:

	April 30,	October 31,
	2009	2008
	(unaudited)	(audited)

Raw materials	$1,897,248	$1,852,213
Packaging	443,729	446,031
Finished goods	425,846	1,031,532
	$2,766,823	$3,329,776

$115,432 (RMB789,000) of raw materials are collateralized against short term loan (Note 10). There was no allowance made for obsolete or slow moving inventory as of April 30, 2009 and 2008.

8. Advances

Advances consist of:

	April 30,	October 31,
	2009	2008
	(unaudited)	(audited)
Advances to Tianjin Mengyang Biological Development Co., Ltd ("Tianjin Menyang"), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 16)	$4,179,834	$4,185,505
- purchase of factory and warehouse (Note 16)	8,251,990	3,575,186
- advances for renovation of office building (Note 16)	342,345	342,810
- short term loan	560,924	1,001,185
Advanced payment to other suppliers	49,696	229,185
Land use rights	146,301	146,200
	$13,531,090	$9,480,071

Less: Long-term portion - purchase of factory and warehouse	-	(3,575,186)

	$13,531,090	$5,904,885

As of April 30, 2009, the Company extended an interest-free and unsecured loan to Tianjin Mengyang, a counterparty to certain agreements with the Company relating to the lease or acquisition of real estate, for a total of $560,920 (equivalent to RMB3,834,000). Tianjin Mengyang repaid the loan in May, 2009. During three months ended April 30, 2009, the short term loan of $438,904 (equivalent to RMB3,000,000) was changed to an advance in connection with the purchase of factory and warehouse (Note 16).

The construction of office building was postponed from the original estimated completed date of May 31, 2009 to December 31, 2009 (Note 16).

The construction of factory and warehouse is estimated to be completed and could be used before December 31, 2009 (Note 16).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

9. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 30,	October 31,
	2009	2008
	(unaudited)	(audited)

At cost:
Leasehold improvement	$68,933	$69,026
Plant and buildings	532,474	378,346
Machinery	2,397,855	2,303,599
Furniture, fixtures and equipment	188,754	184,829
Motor vehicles	197,258	197,526
	3,385,274	3,133,326
Less: accumulated depreciation and amortization	(725,150)	(552,941)
	$2,660,124	$2,580,385

Motor vehicles are collateralized against long term loans (Note 12) and short term loans (Note 10).

During the three months and six months ended April 30, 2009, depreciation expenses amounted to $87,692 and $172,622, among which $69,679 and $134,652 were recorded as cost of sales. $18,013 and $37,970 were recorded as other selling, general and administrative expense for the three months and six months ended April 30, 2009.

During the three months and six months ended April 30, 2008, depreciation expenses amounted to $64,443 and $121,878, among which $57,659 and $88,214 were recorded as cost of sales. $6,784 and $33,664 were recorded as other selling, general and administrative expense for the three months and six months ended April 30, 2008.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

10. Short Term Loans

Short-term loans due within one year as of April 30, 2009 and October 31, 2008 consist of the following:

Lender	Loan Period	Collateral / Guarantee	Interest Rate per annum	April 30, 2009 (unaudited)	October 31, 2008 (audited)
Industrial & Commercial Bank	November 26, 2007 to November 12, 2008	-	8.0%	$ -	$586,000
Rural Cooperative Bank	December 29, 2007 to December 27, 2008	-	9.0%	-	937,600
Tianjin Yinna Gonggong Hangdao Shujun Company Limited	September 24, 2008 to December 24, 2008	-	0%	-	439,501
Industrial & Commercial Bank	November 14, 2008 to November 11, 2009	Guaranteed by the Medium and Small-Size Enterprise Credit Guarantee Center of Tianjin	8.0%	585,206	-
Rural Cooperative Bank	January 20, 2009 to January 19, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	643,727	-
Tianjin City Commercial Bank	July 25, 2008 to July 24, 2009	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	9.7%	2,194,522	2,197,500
Allied Merit International Investment, Inc. (Note 15)	April 12, 2008 to July 31, 2009		0%	1,000,000	1,000,000
Allied Merit International Investment, Inc.	November 5, 2007 to the completion of first round of fund raising after the reverse merger	Secured against 2,000,000 shares owned by Global Rock Stone Industrial Ltd.	8.0%	114,395	114,395
Shanghai Pudong Development Bank	November 28, 2008 to November 28, 2009	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	7.3%	1,463,015	-
Tianjin Haitai Investment Guarantee Co., Ltd.	December 26, 2008 to May 26, 2009	Guarantee fee of 1.5% of the original loan amount	5.8%	658,357	-
Qin Chao Mei	December 26, 2008 to June 26, 2009	Secured against $115,432 (RMB789,000) of raw material	18%	115,432	-
Yang San-hu	April 19, 2009 to July 19, 2009	Secured against business operation license of Fuping Milkgoat and two motor vehicles of Weinan Milkgoat and the general manager of Weinan Milkgoat.	25.2%	29,260	-
				$ 6,803,914	$5,274,996

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

10. Short Term Loans – Continued

On September 24, 2008, the Company borrowed $439,501 (RMB3,000,000) from Tianjin Yinna Gonggong Hangdao Shujun Company Limited. The loan does not bear interest and was due on January 9, 2009. The loan is guaranteed by Ms. Li Liu, CEO and major shareholder of the Company. The loan was paid off subsequent to October 31, 2008.

The Company entered into a loan agreement with Nanda Technology Co., Ltd. for $248,186 (RMB1,700,000) as of January 31, 2009. The loan does not bear interest and is not secured. The loan was repaid during the three months ended April 30, 2009.

Short-term loans from Industrial & Commercial Bank, Rural Cooperative Bank, and Tianjin City Commercial Bank are guaranteed by third parties in which the Company paid a one-time guarantee fee based on 1.0% to 1.5% of the guaranteed amount. During the three months ended April 30, 2009 and 2008, the guarantee fee included in other expense amounted to $16,107 and $-. During the six months ended April 30, 2009 and 2008, the guarantee fee included in other expense amounted to $33,802 and $18,484.

On November 13, 2008, the Company entered into a loan agreement with Industrial & Commercial Bank of China, Ltd. for $585,206 (RMB4,000,000). The annual interest rate is 8.0% per annum and is due on November 11, 2009. The loan is guaranteed by the Medium and Small-Size Enterprise Credit Guarantee Center of Tianjin with a guarantee fee of 1% of the original loan amount.

On January 20, 2009, the Company entered into a loan agreement with Rural Cooperative Bank for $643,727 (RMB4,400,000). The annual interest rate is 6.4% per annum and is due on January 19, 2010.

On July 25, 2008, the Company entered into a loan agreement with Tianjin City Commercial Bank for $2,194,522 (RMB15,000,000). The annual interest rate is 9.7% per annum and is due on July 24, 2009.

On November 5, 2007, Charleston entered into a loan agreement with Allied Merit International Investment, Inc. (“Allied Merit”) for $114,395. The loan represents various professional expenses related to the merger paid by Allied Merit on behalf of Charleston, including the $50,000 paid to Tryant in January 2008 as discussed in Note 15. The loan incurs interest at 8% per annum and is due upon the first round of funds raised subsequent to the $1,300,000 fund raised upon listing on the U.S Over the Counter (“OTC”) market. Pursuant to the agreement, Allied Merit agreed to convert accrued interest into the Company's common stock conversion rate of $2.00 per share. As of April 30, 2009, there was no conversion of accrued interest into the Company's common stock. Interest of $2,288 and $4,576 and was accrued for the three months and six months ended April 30, 2009, respectively.

On April 3, 2008, the Company entered into a loan agreement with Allied Merit for $1,000,000. The loan does not bear interest and was originally due on July 7, 2008. In July 1, 2008, in exchange for extending the maturity date to December 31, 2008, the Company granted to Allied Merit Series E warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.08 per share. The warrants expire on the third anniversary of the grant date. The fair value of the Series E warrants is $233,547, valued using the Black Scholes pricing model, and recorded as debt issuance costs. The debt issuance costs were amortized over the term of the loan and have been fully expensed as of January 31, 2009. The amortization expense for the three and six months ended April 30, 2009 was $- and $84,926. The following assumptions were used to calculate the fair value of these warrants: dividend yield of 0%, expected volatility of 70.31%, risk-free interest rate of 2.73%, expected life of 3 years, stock price of $1.60 per share, exercise price of $1.08 per share. On April 30, 2009, the due date of this loan was extended as follows: $200,000 is due on or before each of June 30 and July 31, 2009, and $300,000 is due on each of August 31 and September 30, 2009. Beginning May 1, 2009, the loan bears interest at the rate of 8% per annum. This loan is secured by the pledge of 2,000,000 shares owned by Global Rock Stone Industrial Ltd. (“Global Rock”). Global Rock is the Company's principal stockholder and Li Liu, the Company's principal executive officer, is affiliated with Global Rock.

On November 28, 2008, the Company entered into a loan agreement with Shanghai Pudong Development Bank for $1,463,015 (RMB10,000,000). The annual interest rate is 7.3% per annum and is due on November 28, 2009. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of 1.5% of the original loan amount.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

10. Short Term Loans – Continued

On December 26, 2008, the Company entered into a loan agreement with Tianjin Haitai Investment Guarantee Co., Ltd. for $731,508 (RMB5,000,000). The annual interest rate is 5.8% per annum and is due on May 26, 2009. The Company has to pay a guarantee fee of 1.5% of the original loan amount to Tianjin Haitai Investment Guarantee Co., Ltd. On January 23, 2009, the Company repaid $73,151 (RMB500,000) to Tianjin Haitai Investment Guarantee Co., Ltd. and as at April 30, 2009, the amount of loan is $658,357 (RMB4,500,000).

On December 26, 2008, the Company entered into a loan agreement with Qin Chao Mei for $115,432 (RMB789,000). The annual interest rate is 18% per annum and is due on June 26, 2009. The loan is secured against the equivalent value of raw material.

On April 19, 2009, the Company entered into a loan agreement with Yang San Hu for $29,260 (RMB200,000). The annual interest rate is 25.2% per annum and is due on July 19, 2009. The loan is secured against the business operation license of Fuping Milkgoat, a motor vehicle owned by Weinan Milkgoat and a motor vehicle owned by the general manager of Weinan Milkgoat, Liu Zhijun.

11. Due to Related Parties

	April 30,	October 31,
	2009	2008
	(unaudited)	(audited)

Li Liu, a director of the Company, officer and principal shareholder	$858,846	$977,950

The amount due to Li Liu is unsecured with no stated interest or repayment terms. The amount is for working capital purposes.

12. Long-Term Loans

As of April 30, 2009 and October 31, 2008, the Company has the following long-term loans:

	April 30,	October 31,
	2009	2008
	(unaudited)	(audited)
Installment loan GMAC-SAIC Automotive Finance Company Limited, interest at 7.33% per annum, monthly principal and interest payment of $322 from July 15, 2005 to June 17, 2009	$149	$2,295
Installment loan from Daimler-chrysler Automotive Finance Ltd, interest at 7.83% per annum, monthly principal and interest payment of $2,484 from September 30, 2007 to September 30, 2009	16,433	31,794
Convertible notes in principal amounts of $1,300,000, less debt discount of $365,886, interest at 8% per annum, due December 2009 (Note 15)	1,044,266	839,558
	1,060,848	873,647
Less: current portion	(1,060,848)	(34,089)
Long-term loans, net of current portion	$-	$839,558

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

12. Long-Term Loans – Continued

(a) The convertible notes payable, net of debt discount consists of the following as of April 30, 2009:

April 30,
2009

Convertible notes payable	$1,300,000
Less: Debt discount - Series A Warrants	(280,726)
Less: Debt discount - beneficial conversion feature	(304,800)
Accretion of debt discount - warrants and beneficial conversion feature	329,792
Convertible notes payable, net	$1,044,266

Accrued interest as of April 30, 2009 was $93,742 and interest expense for the three and six months ended April 30, 2009 was $25,359 and $51,573, respectively. There was no interest expense for the three and six months ended April 30, 2008.

13. Income and Other Tax Payables

Income and other tax payables consist of the following:

	April 30,	October 31,
	2009	2008
	(unaudited)	(audited)

Income tax payable	$171,130	$65,075
Value added tax payable	1,217,754	1,157,293
Individual income withholding tax payable	509	-
Other tax payables	30,333	23,843
	$1,419,726	$1,246,211

14. Income Tax

The enterprise income tax is reported on a separate entity basis.

United States

The Company was incorporated in Delaware and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the three and six months ended April 30, 2009 and 2008. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset.

BVI

Charleston was organized in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

14. Income Tax – Continued

PRC

Tianjin Yayi, Weinan Milkgoat and Fuping Milkgoat are subject to PRC income tax. During the three months ended April 30, 2009 and 2008, income tax expense amounted to $426,544 and $270,864. During the six months ended April 30, 2009 and 2008, income tax expense amounted to $1,077,418 and $359,023.

As approved by the relevant tax authority in the PRC, Tianjin Yayi was fully exempted from PRC enterprise income tax for three years starting from 2004 through December 31, 2007. Effective January 1, 2008, the statutory PRC tax rate is 25% (prior to January 1, 2008, the statutory PRC rate was 33%). Therefore, the statutory PRC rate for the three and six months ended April 30, 2009 and for the three months ended April 30, 2008 was 25%. Since the Company was exempt from income tax for the months of November and December 2007, the effective tax rate for the six months ended April 30, 2008 is less than the statutory rate.

The income tax provision consists of the following:

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Current	$430,648	$308,624	$1,072,120	$396,783
Change in deferred tax asset	(108,504)	(46,160)	(279,402)	(37,760)
Change in valuation allowance	104,400	8,400	284,700	-
	$426,544	$270,864	$1,077,418	$359,023

The following is a reconciliation of the tax derived by applying the PRC Statutory Rate of 25% for 2009 to the earnings before income taxes, excluding merger costs, and comparing that to the recorded income tax provisions:

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008
		(unaudited)		(unaudited)

Tax provision at PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Tax exemption	0.0%	-0.4%	0.0%	-10.6%
Permanent differences	0.4%	0.0%	1.2%	0.0%
Parent company's expenses not subject to PRC tax	3.2%	0.0%	2.8%	0.0%
Effective tax rate	28.6%	24.6%	29.0%	14.4%

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

15. Merger and Offering

Series B Warrants

On June 6, 2008, in consideration for introducing Ardmore to Tianjin Yayi, Ardmore issued to Grand Orient Fortune Investment Ltd., a British Virgin Islands limited liability company and its designees (collectively, “Grand Orient”) an aggregate of 2,000,000 shares of the Company common stock, valued at $2,200,000 (based on the stock price on June 6, 2008, the date of issuance) and Series B Warrants to acquire 2,148,148 shares of Ardmore's common stock at an exercise price of $1.08 per share, valued at $1,144,743, fair value. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrant with the following assumptions: no dividend yield, expected volatility of 70.31%, and a risk-free interest rate of 2.73% . In determining volatility of the Company's warrant, the Company used the average volatility of the Company's stock. These warrants are considered to be indexed to the Company's own stock accordance with Emerging Issue Task Force (“EITF”) No. 01-6. These warrants are exercisable on a cashless basis and may be exercised through June 2011. The exercise price of these warrants and the number of shares issuable upon their exercise is subject to adjustment upon the occurrence of specified events. Grand Orient was granted piggyback registration rights with respect to these shares and the shares of common stock issuable upon exercise of the Series B Warrants. The fair value of the common stock and Series B Warrants was expensed as merger costs.

Cancellation of shares and Issuance of Series C Warrants

In connection with this merger, on June 6, 2008, Ardmore entered into an indemnification agreement with Tryant, LLC, pursuant to which Tryant agreed to the cancellation of 325,198 shares of common stock it owned and agreed to, among other things, indemnify Ardmore for one year for breaches of representations and warranties in the merger agreement. In exchange, Ardmore (i) paid Tryant an aggregate of $200,000 (excluding $50,000 that had been previously paid by Charleston and expensed in merger costs), (ii) issued Tryant a note in principal amount of $250,000 (which matured and was paid in August 2008), and (iii) issued Tryant and its designees, Series C Warrants, exercisable on a cashless basis to acquire through June 2011, an aggregate of 185,185 shares of Ardmore common stock at an exercise price of $1.35 per share, valued at $86,367, fair value. The exercise price and number of shares issuable upon exercise of these warrants is subject to specified anti-dilution adjustments. Tryant and its designees were granted piggyback rights with respect to the shares of the Company's common stock it owned prior to these transactions and the shares issuable upon exercise of these Series C Warrants. This transaction in the total amount of $536,367 is reflected as cancellation of common stock.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

15. Merger and Offering – Continued

Convertible Promissory Note and Issuance of Series A Warrants

Contemporaneously with, and as a condition to, the completion of the merger, Ardmore issued 52 units for an aggregate purchase price of $1,300,000. Each unit consisted of: (i) an 8% convertible promissory note in principal amount of $25,000 and (ii) Ardmore's Series A Warrants. Interest on these notes is payable at maturity, the notes mature in December 2009, are unsecured and are convertible, at the holder's option, into the Company common stock at a conversion price of $1.08. The Series A Warrants included in each unit are exercisable (under specified circumstances, on a cashless basis) through June 2011 (subject to extension if, under specified circumstances, the underlying shares are not registered for resale) to acquire 11,575 shares of Ardmore's common stock at an exercise price equal to the lesser of $1.35 and the Next Round Value. The term “Next Round Value” means the per share dollar value of the securities issued by Ardmore in the first private placement that is effected after the merger, such dollar value to be equal to a fraction, the numerator of which is the aggregate purchase price of the securities sold in such private placement and the denominator of which is the number of shares of common stock (including and after giving effect to the shares of common stock issuable upon exercise or conversion of the securities issued or issuable in such private placement, determined as of the date of the first closing of such private placement), issued in such private placement. The convertible notes and Series A Warrants provide for anti-dilution adjustments upon the occurrence of specified events.

On June 18, 2009, the Company entered into a series A preferred stock purchase agreement (Note 19). The series A preferred stock is convertible into the Company's common stock at a conversion price of $0.98 per share.

The Series A Warrants that were issued with the convertible notes gave the holders the right to purchase an aggregate of 601,900 shares of Ardmore's common stock. These warrants were valued at $280,726, fair value, and in accordance with EITF No. 00-19, the warrants were classified as equity. The fair value was based on the Black Scholes. In determining volatility of the Company's warrant, the Company used the average volatility of the Company's stock. The value of these warrants was recorded as a discount on the convertible notes. The conversion option is deemed to be an embedded derivative which is classified as equity under EITF 00-19. The intrinsic value of this embedded derivative is $304,800 and is recorded as a discount on the convertible notes. The original face amount of the convertible notes of $1,300,000 was reduced by the value of the warrants issued ($280,726) and the intrinsic value of the embedded derivative ($304,800), resulting in an initial carrying value of $714,474.

The convertible notes are being accreted to their maturity value of $1,300,000 using the interest method and an effective monthly rate of 5.22% . The unamortized amount as of April 30, 2009 is $255,734.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

15. Merger and Offering – Continued

Convertible Promissory Note and Issuance of Series A Warrants

Pursuant to a registration rights agreement with the purchasers of these units, dated May 12, 2008, Ardmore agreed to register the resale of the shares of common stock underlying the notes and Series A Warrants. Generally, if Ardmore fails, subject to specified exceptions, to comply with certain of its obligations under this agreement, Ardmore may be required to pay the investors, as of the date of such failure and each monthly anniversary of such failure, partial liquidated damages equal to 1.5% of the purchase price paid by them for any unregistered securities held by them that are required to be registered; provided, however, that (i) Ardmore will not be liable for liquidated damages in excess of 1.5% of the aggregate purchase price in any 30 day period and (ii) the maximum amount payable to each purchaser shall not exceed 20% of their purchase price. Ardmore did not file a registration statement by July 21, 2008, as required by the agreement. However, under such agreement, the Company was not required to accrue any penalty with respect to such failure. Penalties will begin to accrue when specific conditions in the registration rights agreement occur.

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

For the three and six months ended April 30, 2009, amortization of debt issuance costs and accretion of debt discount from the warrants and embedded derivatives issued in respect of the merger on June 6, 2008 (“merger”) totaled $138,526 and $257,438, respectively.

Each series of warrants issued in respect of the merger was valued using a Black-Scholes model. The following assumptions were used to calculate the fair value of these warrants: dividend yield of 0%, expected volatility of 70.31%, risk-free interest rate of 2.73%, expected life of 3 years, and stock price of $1.10 per share with an exercise price of $1.08 -$1.35 per share.

The following table summarizes all of the Company's warrant transactions for the six months ended April 30, 2009.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

15. Merger and Offering – Continued

			Exercise Price
	Option	Vested	per Common
	Shares	Shares	Stock Range

Balance, October 31, 2008 and April 30, 2009	3,329,681	3,329,681	$1.08-$1.35

The following table summarizes the weighted average remaining contractual life and exercise price of the Company's outstanding warrants.

Warrants Outstanding

	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Warrants
Exercise Prices	at April 30, 2009	Contractual Life (Years)	Currently Exercisable

$1.08-1.35	3,329,681	2.11	$1.16

16. Commitments and Contingencies

Operating Leases

In the normal course of business, the Company leases office space and factory under operating lease agreements, which expire through 2029. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating lease agreements generally contain renewal options that may be exercised in the Company's discretion after the completion of the base rental terms. In addition, many of the leases provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.

As of April 30, 2009, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2009	$40,663
2010	81,325
2011	81,812
2012	81,812
Thereafter	303,144
$588,756

During the three months ended April 30, 2009 and 2008, rent expense amounted to $61,952 and $40,234. During the six months ended April 30, 2009 and 2008, rent expenses amounted to $110,726 and $86,381.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

16. Commitments and Contingencies - Continued

Purchase of Office Building

On January 15, 2007, the Company signed a sales and purchase agreement with Tianjin Mengyang to buy a four-story office building of an approximate construction area of 7,800 square meters situated at Jinghai Industrial Park for a total consideration of $4,336,376 (equivalent to RMB29,640,000). Tianjin Mengyang is responsible for the renovation of the building. As of April 30, 2009, the Company had advanced a total of $4,179,834 (equivalent to RMB 28,570,000) to Tianjin Mengyang in connection with this agreement. There is a 3% penalty payable to Tianjin Mengyang for funds not paid by the Company according to schedule and a 3% penalty payable to the Company by Tianjin Mengyang on the uncompleted portion of the total consideration if the project is not completed and handed over to the Company for use by September 30, 2008. Due to the 2008 Beijing Olympics, the Tianjin city government temporarily discontinued all existing construction projects; therefore, the estimated completion date of project has been postponed to December 31, 2009. It was agreed between both parties in a supplementary agreement signed on October 12, 2008 that no penalty would be charged to each other for this delay.

The Company also advanced $342,346 (equivalent to RMB2,340,000) to Tianjin Mengyang for the interior renovation of the building. The remaining $342,346 is to be paid upon inspection of the completed renovation project. If the remaining balance is not paid upon completion of the project, Tianjin Mengyang will accrue interest on the remaining balance at the PRC prime interbank rate of 6.03% per annum for a 3 month loan.

Purchase of Factory & Warehouse

On January 15, 2007, the Company signed a factory and warehouse leasing agreement with Tianjin Mengyang to rent a total gross area of 30,165 square meters for an annual rent of $1,288,650 (RMB8,808,180) for 21 years from September 1, 2008 to August 31, 2029. A half-year deposit of $644,312 (RMB4,404,000) was paid as of April 30, 2008. The property is to be located in Jinghai Industrial Park and Tianjin Mengyang is responsible for its construction.

On September 26, 2008, the Company signed a new factory transfer agreement with Tianjian Mengyang that cancelled the factory and warehouse leasing agreement signed on January 15, 2007. The new agreement relates to the purchase of three warehouses and a factory of an approximate construction area of 30,165 square meters situated at Jinghai Economic Park for a total consideration of $13,239,554 (RMB90,495,000). The rental deposit of $644,312 (RMB4,404,000), paid with respect to the factory and warehouse leasing agreement signed on January 15, 2007, was used to partially offset the total consideration. As of December 31, 2008, the Company paid a total of $6,496,372 (RMB44,404,000) after including the amount of $644,312 (RMB4,404,000) paid originally as deposit for lease.

On January 20, 2009, the Company signed a supplemental agreement with Tianjian Mengyang to postpone the construction completion date to December 31, 2009. Under this supplement agreement, a monthly payment of $438,904 (RMB3,000,000) is due at the end of each month from January 2009 to November 2009, totaling $4,827,949 (RMB33,000,000). The remaining balance of $1,915,233 (RMB13,091,000) is due on December 31, 2009. During the three months ended April 30, 2009, the Company made payments totaled $1,316,713 (RMB9,000,000), $438,904 (RMB3,000,000) of the payment was paid via an offset with the short term loan due from Tianjian Mengyang.

As of April 30, 2009, the total amount paid for the factory and warehouse is $8,251,989 (RMB56,404,000). The balance due to be paid is $4,987,564 (RMB34,091,000). In accordance with the supplemental agreement, the Company could not raise capital by April 30, 2009, Tianjian Mengyang agreed to postpone the balance of $1,915,233 (RMB13,091,000) to March 31, 2010.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

16. Commitments and Contingencies - Continued

On June 12, 2009, the Company signed a supplemental agreement with Tianjian Mengyang which the remaining balance for purchase of office building, factory and warehouse is $4,705,202 (RMB32,161,000). 50% of the remaining balance, $2,352,600 (RMB16,080,500) is due on the completion of the construction (on or before October 30, 2009). 25% of the remaining balance, $1,176,301 (RMB8,040,250) is due upon approval of examining the construction and transfer of title (before December 31, 2009). The remaining 25% of the balance, $1,176,301 (RMB8,040,250) is due upon receiving the certificate of ownership (before June 30, 2010). The advance payment to Tianjin Mengyang is secured against the Certificate of ownership for land and buildings of Tianjin

Mengyang.

Purchase of Raw Material

The Company has written agreements with 18 village committees for the purchase of goat milk and goat placenta to ensure the steady supply of its raw material.

The details of agreements are listed as follows and the Company is obligated under the purchase agreement requiring minimum purchases as follows:

Fiscal year	Tons

Remainder of 2009	1,103
2010	2,205
2011	2,156
2012	1,788
Thereafter	675
7,927

The price for the goat milk and goat placenta is determined by the market. As of April 30, 2009, the market price for the goat milk and goat placenta is $351 per ton (equivalent to RMB2,400 per ton).

Process contracts

On December 30, 2006 the Company entered into a process contract with a third party. The third party provided a production facility, office, dormitory, equipment and personnel to process liquid milk. The minimum monthly fee is $17,556 (RMB120,000) which was based on a minimum annual production commitment of 800 metric tons at $263 (RMB 1,800) per metric ton. This contract expired on December 29, 2008 and is automatically renewed for one year at end of term since the Company anticipates it will have its own production capacity by the end of fiscal 2009. As of April 30, 2009, the Company was obligated under this contract for minimum fees of approximately $105,337 (RMB720,000) for the remainder of fiscal year ending October 31, 2009, and $35,112 (RMB240,000) for the fiscal year ending October 31, 2010.

On April 1, 2007, the Company entered into a process contract with a third party. The third party will provide production facility, equipment and personnel to process liquid milk. The monthly fee is approximately $15,069 (RMB103,000) and the contract expires on December 31, 2009. The third party terminated the contract in February 2009. The Company does not have further commitment as a result of the termination.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

16. Commitments and Contingencies - Continued

Land Use Rights Agreement

On July 25, 2008, the Company entered into an agreement with the Government of the Lin Wei District of Weinan City (“Government”) pursuant to which the Company is to build a 30,000 square meter goat milk processing facility in one of the Government's industrial parks. The construction project is estimated to cost approximately $19,019,195 (RMB130,000,000), which includes fixed assets investment of approximately $11,704,120 (RMB80,000,000) and working capital of approximately $7,315,075 (RMB50,000,000). In connection with this agreement, the Government will transfer land use rights of approximately 67,000 square meter to the Company for 50 years for approximately $994,850 (RMB6,800,000). Pursuant to a supplemental agreement entered into on September 16, 2008 with the Government, the Company is required to commence construction within six months of the date of the supplemental agreement. Subsequent to January 31, 2009, the Company reached an oral agreement with the Government to extend the commencement date of the construction to no later than May 31, 2009. As of June 2009, the Company is in the process of obtaining related approval documents from the Government to begin construction. In accordance with the supplemental agreement, the Company paid $146,302 (RMB1,000,000) in August 2008 for part of the consideration of the land use rights and is reflected as advances to suppliers on the balance sheet. The remaining balance of $848,548 (RMB5,800,000) will be paid prior to the start of construction.

17. Concentrations, Risks, and Uncertainties

None of the Company's customers constituted greater than 10% of net sales for the three and six months ended April 30, 2009.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company's purchasing volume:

	Three months ended		Six months ended
	April 30,		April 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Lintong Hongxing Dairy Co., Ltd.	*	*	12%	*
CPMC Holding (Tianjin) Limited	*	10%	11%	*
Pacific Dairy Ingredients (Shanghai) Co., Ltd.	*	21%	*	13%

* Constitute less than 10% of the Company's purchasing volume.

As at April 30, 2009, amount due to Lintong Hongxing Dairy Co., Ltd. and CPMC Holding (Tianjin) Limited included in accounts payable was approximately $49,579 and $109,577, respectively.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 AND 2008

18. Operating Risk

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 10 and Note 12. Other financial assets and liabilities do not have material interest rate risk.

Foreign currency risk

Most of the transactions of the Company were settled in Renminbi and U.S. dollars. In the opinion of the directors, the Company does not have significant foreign currency risk exposure.

Company's operations are substantially in foreign countries

Substantially all of the Company's products are processed in China. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company's operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

19. Subsequent Event

On May 22, 2009, the Company entered into a loan agreement with Rural Corporative Bank of Tianjin for RMB10,000,000 (approximately $1,463,000). The annual interest rate is 6.37% per annum and principal and accrued interest is due on May 21, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of RMB150,000 (approximately $22,000).

On June 12, 2009, the Company entered into a loan agreement with Tianjin Binhai Rural Commercial Bank for RMB3,000,000 (approximately $439,000). The annual interest rate is 5.93% per annum and principal and accrued interest is due on September 11, 2009. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of RMB30,000 (approximately $4,400).

On June 18, 2009, the Company entered into a series A preferred stock purchase agreement, or the Stock Purchase Agreement, with an accredited investor, SAIF Partners III L.P., or SAIF. Under the Stock Purchase Agreement, the Company issued and sold to SAIF 1,530,612 shares of the Company's series A preferred stock, par value $0.001 per share, or Series A Preferred Stock, at a price per share of $9.80 for an aggregate purchase price of $15.0 million. The series A preferred stock is convertible into the Company's common stock at a conversion price of $0.98 per share.

Pursuant to the Stock Purchase Agreement, the Company also entered into an investor and registration rights agreement, pursuant to which, among other things, the Company granted to SAIF certain information and inspection rights and also agreed to register the shares of Series A Preferred Stock within a certain period of time after the Company receives the written request from the shareholders who own at least 20% of such Series A Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended October 31, 2008 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

In this report, unless indicated otherwise, references to:

  “we,” “us,” “our company,” “our” and “Yayi” refer to the combined business of Yayi International Inc. and/or its consolidated subsidiaries, as the case may be;

  “Tianjin Yayi” refers to Tianjin Yayi Industrial Co., Ltd., a company organized under the laws of the People's Republic of China;

  “Fuping Milkgoat” refers to Fuping Milkgoat Dairy Co., Ltd., a company organized under the laws of the People's Republic of China;

  “Weinan Milkgoat” refers to Weinan Milkgoat Production Co., Limited, a company organized under the laws of the People's Republic of China;

  “BVI” refers to the British Virgin Islands;

  “China,” “Chinese” and “PRC,” refer to the People's Republic of China;

  “Renminbi” and “RMB” refer to the legal currency of China;

  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

  “SEC” refers to the United States Securities and Exchange Commission;

  “Securities Act” refers to the Securities Act of 1933, as amended; and

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended

Overview of Our Business

We are a leading producer and distributor of goat milk formula products for infants, toddlers, and adults as well as goat milk tablets and goat milk drinks. We produce and distribute these products throughout China. Our current formula product lines are targeted at the premium market segment and health-conscious consumers. Our goat milk tablets and goat milk drinks cater to the mass market. We sell most of our products through distributors. Our distribution network serves approximately 3,600 retail points including infant-maternity store chains, supermarkets, and drug stores across China. We also sell our formula products through catalogue sales. Our sales, customer service, consumer education and our vast distribution network have helped us build strong brand recognition and customer loyalty in our primary markets.

Recent Development

On June 16, 2009, in accordance with Article II of the Company's Bylaws, our board of directors increased the size of the board from three to five and elected Messrs. Kenneth Jue Lee and Gang Sheng as directors of the Company to fill the vacancies created by such increase.

On June 18, 2009, we entered into a series A preferred stock purchase agreement, or the Stock Purchase Agreement, with our majority shareholder, our direct and indirect subsidiaries, our two individual founders, Li Liu and Fung Shek, or the Founders, and an accredited investor SAIF Partners III L.P., or SAIF. Under the Stock Purchase Agreement, we issued and sold to SAIF 1,530,612 shares of our series A preferred stock, par value $0.001 per share, or Series A Preferred Stock, at a price per share of $9.80 for an aggregate purchase price of $15.0 million.

Pursuant to the Stock Purchase Agreement, we also entered into (i) an investor and registration rights agreement with Global Rock, the Founders and SAIF, pursuant to which, among other things, we granted to SAIF certain information and inspection rights and we also agreed to register the shares of Series A Preferred Stock that were issued to SAIF within a certain period of time after we receive a written request from the shareholders who own at least 20% of such Series A Preferred Stock, (ii) a voting agreement, or the Voting Agreement, with Global Rock, the Founders and SAIF, pursuant to which, among other things, SAIF, Global Rock and the Founders agreed, during the term of the Voting Agreement, to vote, or cause to be voted, all shares owned by them, to ensure that the size of our board of directors will be set and remain at five directors and that two representatives designated by the holders of a majority of the outstanding shares of Series A Preferred Stock will be elected to the board of directors and (iii) a management rights agreement with SAIF, pursuant to which, SAIF has the rights to consult with and advise our management on significant business issues, including the management's proposed annual and quarterly operating plans. SAIF also has the right to examine our books and records and inspect our facilities.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the second fiscal quarter of 2009, which resulted in continued growth in our revenues and net income.

The following are some financial highlights for the second quarter of 2009:

  Revenues: Our revenues were approximately $5.21 million for the second quarter of 2009, an increase of 34% from the same quarter of last year.

  Gross Margin: Gross margin was 67% for the second quarter of 2009, as compared to 63% for the same period in 2008.

  Operating Profit: Operating profit was approximately $1.89 million for the second quarter of 2009, an increase of 62% from $1.16 million of the same period last year.

  Net Income: Net income was approximately $1.06 million for the second quarter of 2009, an increase of 28% from the same period of last year.

  Fully diluted earnings per share was $0.04 for the second quarter of 2009.

RESULTS OF OPERATIONS

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Three months ended
	April 30,
	2009	2008	Change	Variance
		(Restated)
Net sales	$5,208,921	$3,900,503	$1,308,418	34%
Cost of goods sold	1,695,607	1,430,501	265,106	19%
Gross profit	3,513,314	2,470,002	1,043,312	42%
Net income	1,063,193	828,771	234,422	28%

Net Sales. Net sales for the three months ended April 30, 2009 was approximately $5.21 million, an increase of 34% from the corresponding period in the prior year. Approximately 14% of this increase is attributable to changes in the currency exchange rate and the weakening of the U.S. dollar; the balance of the increase is attributable to an increase of approximately 114% in the volume of products sold which was partially offset by a decrease of approximately 14% in the weighted average price at which products were sold. The volume of products sold increased because of the price reductions for certain of our non-premium products and an increase in the number of retail stores and distributors carrying our products. In May 2008, we reduced the price of certain non-premium products to gain greater market share for such product lines which was partially offset by the increase in prices for certain premium products for which we believed demand was inelastic.

Gross Profit. Gross profit for the three months ended April 30, 2009 was approximately $3.51 million, an increase of 42% from the corresponding period in the prior year. Our gross margin for the most recent period was 67% compared to 63% for the corresponding period in the prior year. Approximately 12% of the increase in gross profit is attributable to changes in the currency exchange rate; the balance of the increase is primarily attributable to the increase in net sales (excluding the currency effects) coupled with reduced material costs as a result of our acquisition in August, 2008 of a supplier of raw goat milk, Fuping Milkgoat. Such vertical integration of our operations allows us to benefit from a higher profit margin for our products. See note 4 of our condensed consolidated financial statements.

The following table sets forth a summary of certain key components of our operating expenses for the periods indicated, in dollars and the percentage of change from the prior period.

	Three months ended
	April 30,
	2009	2008	Change	Variance
		(Restated)
Advertising and promotion expense	365,290	340,748	24,542	7%
Salaries	400,466	350,915	49,551	14%
Other selling, general and administrative expenses	690,471	524,503	165,968	32%
Commission	140,084	69,855	70,229	101%
Research and development expense	31,428	20,384	11,044	54%
Operating expenses	1,627,739	1,306,405	321,334	25%

Operating Expenses. For the three months ended April 30, 2009, operating expenses increased approximately 25% from the corresponding period in the prior year. Changes in currency exchange rates accounted for approximately 18% of this increase. The balance of the increase is primarily attributable to the increase in other selling, general and administrative expenses, and to a lesser extent, increases in commission and salaries. Other selling, general and administrative expense increased because of increases in (i) professional fees and expenses, which increased due to our status as a U.S. public company, (ii) expenses related to our retail stores, which increased due to additional marketing efforts and (iii) labor insurance costs, which increased due to the increase in the number of our employees. We paid more sales commission to our salespeople by implementing a new sales incentive program and our salaries increased due to the increase in the number of sales and marketing personnel. Operating expenses as a percentage of net sales was 31% for the three months ended April 30, 2009.

Interest Expense. Interest expense in the three months ended April 30, 2009 increased by 239% from the corresponding period in the prior year mainly because of the amortization of debt discount and beneficial conversion feature associated with the issuance of $1,300,000 in face amount of convertible promissory notes and related warrants in June 2008, and, to a lesser extent, our increased net borrowings although rates of interest on such borrowings is a little lower from the corresponding period in the prior year. Changes in currency exchange rates had only a minimal impact on changes in interest expense. See notes 10 and 12 of our condensed consolidated financial statements.

Income Tax. Yayi International Inc. is subject to United States tax. No provision for income taxes in the United States has been made as Yayi International Inc. had no income taxable in the United States. Charleston Industrial Ltd. was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Our PRC subsidiaries, Tianjin Yayi, Weinan Milkgoat and Fuping Milkgoat are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. Each of Tianjin Yayi, Weinan Milkgoat and Fuping Milkgoat has been subject to a 25% income tax rate in 2008 and 2009.

Income tax for the three months ended April 30, 2009 increased by approximately 57% from the corresponding period in the prior year. We paid more tax during the second quarter of 2009 because of the increase in sales and taxable income.

Net Income. Net income increased by approximately $0.23 million, or 28% to approximately $1.06 million for the three months ended April 30, 2009, as a result of the factors described above.

Six Months Ended April 30, 2009 Compared to Six Months Ended April 30, 2008

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Six months ended
	April 30,
	2009	2008	Change	Variance
		(Restated)
Net sales	$11,759,418	$7,766,538	$3,992,880	51%
Cost of goods sold	3,811,625	2,747,263	1,064,362	39%
Gross profit	7,947,793	5,019,275	2,928,518	58%
Net income	2,633,815	2,129,689	504,126	24%

Net Sales. Net sales for the six months ended April 30, 2009 was approximately $11.76 million, an increase of 51% from the corresponding period in the prior year. Approximately 15% of this increase is attributable to changes in the currency exchange rate and the weakening of the U.S. dollar; the balance of the increase is attributable to an increase of approximately 112% in the volume of products sold which was partially offset by a decrease of approximately 12% in the weighted average price at which products were sold. The volume of products sold increased because of the price reductions for certain of our non-premium products and an increase in the number of retail stores and distributors carrying our products. In May 2008, we reduced the price of certain non-premium products to gain greater market share for such product lines which was partially offset by the increase in prices for certain premium products for which we believed demand was inelastic.

Gross Profit. Gross profit for the six months ended April 30, 2009 was approximately $7.95 million, an increase of 58% from the corresponding period in the prior year. Our gross margin for the most recent period was 68% compared to 65% for the corresponding period in the prior year. Approximately 14% of the increase in gross profit is attributable to changes in the currency exchange rate; the balance of the increase is primarily attributable to the increase in net sales (excluding the currency effects) coupled with reduced material costs as a result of our acquisition in August, 2008 of a supplier of raw goat milk, Fuping Milkgoat. Such vertical integration of our operations allows us to benefit from a higher profit margin for our products. See note 4 of our condensed consolidated financial statements.

The following table sets forth a summary of certain key components of our operating expenses for the periods indicated, in dollars and the percentage of change from the prior period.

	Six months ended
	April 30,
	2009	2008	Change	Variance
		(Restated)
Advertising and promotion expense	1,070,232	896,189	174,043	19%
Salaries	764,618	642,017	122,601	19%
Other selling, general and administrative expenses	1,324,267	641,914	682,353	106%
Commission	215,590	157,806	57,784	37%
Research and development expense	72,042	42,498	29,544	70%
Operating expenses	3,446,749	2,380,424	1,066,325	45%

Operating Expenses. For the six months ended April 30, 2009, operating expenses increased approximately 45% from the corresponding period in the prior year. Changes in currency exchange rates accounted for approximately 17% of this increase. The balance of the increase is primarily attributable to the increase in other selling, general and administrative expenses, and to a lesser extent, increases in advertising and promotion expense and salaries. Other selling, general and administrative expense increased because of increases in (i) professional fees and expenses, which increased due to our status as a U.S. public company, (ii) labor insurance costs, which increased due to the increase in the number of our employees. and (iii) freight costs, which increased because of the volume of product shipped. We paid more sales commission to our salespeople by implementing a new sales incentive program and our salaries increased due to the increase in the number of sales and marketing personnel. Operating expenses as a percentage of net sales was 29% for the six months ended April 30, 2009.

Interest Expense. Interest expense in the six months ended April 30, 2009 increased by 216% from the corresponding period in the prior year mainly because of the amortization of debt discount and beneficial conversion feature associated with the issuance of $1,300,000 in face amount of convertible promissory notes and related warrants in June 2008, and, to a lesser extent, our increased net borrowings although rates of interest on such borrowings is a little lower from the corresponding period in the prior year Changes in currency exchange rates had only a minimal impact on changes in interest expense. See notes 10 and 12 of our condensed consolidated financial statements.

Income Tax. Income tax for the six months ended April 30, 2009 increased by approximately 200% from the corresponding period in the prior year. The increase is primarily attributable the fact that we were exempt from such taxes in calendar 2007 and accordingly the income tax for the six-months ended April 2008 only reflects taxes (at the statutory PRC tax rate of 25%) for four months of such period. The increase is also attributable to a lesser extent to the increased in sales and taxable income for the six months ended April 30, 2009.

Net Income. Net income increased by approximately $0.50 million, or 24% to approximately $2.62 million for the six months ended April 30, 2009, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2009, we had cash and cash equivalents of approximately $1.1 million and working capital of approximately $4.4 million. Included in working capital are advances of approximately $13.53 million, principally to Tianjin Mengyang Biological Development Co., Ltd, or Tianjin Mengyang, for, among other things, (i) the purchase of an office building and (ii) the purchase of a factory and a warehouse. Advances for the most recent period increased by approximately $7.63 million from October 31, 2008; the increase is attributable to our payment to Tianjin Mengyang in the first half of fiscal 2009 of approximately $4.7 million and the inclusion in the current period as current assets of approximately $3.6 million in advances that at October 31, 2008, had been included as a long term asset. This $3.6 million advance is now classified as a current asset because the payments with respect to the related obligation are due in less than one year. See notes 8 and 16 of our condensed consolidated financial statements.

We intend to, and are in the process of, expanding our administrative and production facilities to meet our current needs and anticipated increased demand for our products. In connection therewith, we plan on spending approximately $16.4 million during the balance of fiscal 2009 through 2011 ($4.8 million during the balance of fiscal 2009 and $11.6 million during fiscal 2010-2011). The $16.4 million in capital expenditure:

1)

includes approximately $5.8 million of capital purchase obligations arising during the balance of fiscal 2009 through 2011 (approximately $0.8 million in the balance of fiscal 2009 and $5.0 million during fiscal 2010-2011); and

2)

excludes an aggregate of approximately $7.1 million (approximately $0.3 million in fiscal 2010 and approximately $6.8 million thereafter) of working capital that we currently anticipate will be required by our goat milk processing facility in Weinan City, Shaanxi Province when it commences operations in 2010-2012.

See note 16 of our condensed consolidated financial statements.

On June 18, 2009, we completed a private placement pursuant to which we issued and sold 1,530,612 shares of Series A Preferred Stock to SAIF. As a result of this private placement we raised $15 million in gross proceeds.

We believe that our currently available working capital, after receiving the aggregate proceeds of our recent capital raising activity, should be adequate to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

The following table summarizes information about our net cash flows for the following periods.

	Six months
	Ended April 30,
	2009	2008
	(Dollars in thousands)
Net cash provided by operating activities	$3,536	$1,160
Net cash (used in) investing activities	(4,716)	(739)
Net cash provided by financing activities	1,397	306
Net increase in cash and cash equivalent	217	785

Operating Activities:

Net cash provided by operating activities was approximately $3.54 million and $1.16 million for the six months ended April 30, 2009 and 2008, respectively. Approximately 8% of the increase in the net cash provided by operating activities is attributable to the change in currency exchange rates; the balance of the increase is attributable primarily to the decrease in advance to suppliers and the decrease in inventory. Advance to suppliers decreased as a result of our acquisition in August, 2008 of a supplier of raw goat milk, Fuping Milkgoat. See note 4 of our condensed consolidated financial statements. Inventory decreased due to increased sales coupled with more judicious efforts in replenishing our inventory. The increase in the net cash provided by operating activities was partially offset by increases in accounts receivable and other receivable. Accounts receivable increase as a result of the increase in sales.

Investing Activities:

Net cash used in investing activities for the six months ended April 30, 2009 was approximately $4.72 million, an increase of approximately $3.98 million from the corresponding period in the prior year. Approximately 6% of the increase is attributable to the change in currency exchange rates while the balance is attributable primarily to advances to Tianjin Mengyang for the construction and development of certain facilities. See notes 8 and 16 of our condensed consolidated financial statements.

Financing Activities:

Net cash provided by financing activities for the six months ended April 30, 2009 was approximately $1.40 million compared to approximately $0.31 million of net cash provided by these activities during the corresponding period in the prior year. The change is primarily attributable to the short term borrowings from Shanghai Pudong Development Bank and Tianjin Haitai Investment Guarantee Co., Ltd in the six months ended April 30, 2009 partially offset by the repayment of short term loans. See note 10 of our condensed consolidated financial statements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

While the consumption of goat milk is not seasonal, goat milk production is seasonal because goats generally do not produce milk from November through February. During such period, we generate sales of goat milk power from our inventory that builds during the period preceding such hiatus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Li Liu and Ms. Tong Li, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Li Liu and Ms. Tong Li concluded that as of April 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended April 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended April 30, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBITS.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: June 22, 2009

YAYI INTERNATIONAL INC.

By: /s/ Li Liu
Li Liu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Tong Li
Tong Li
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.