Form 10-Q
period 2009-07-31
Yayi International Inc
filed 2009-09-14
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2009

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
(86) 22-27984033

(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 11, 2009 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	25,000,000

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

Page

Condensed Consolidated Balance Sheets	F-1 – F-2

Condensed Consolidated Statements of Income and Comprehensive Income	F-3

Condensed Consolidated Statements of Stockholders’ Equity	F-4

Condensed Consolidated Statements of Cash Flows	F-5 – F-6

Notes to Condensed Consolidated Financial Statements	F-7 - F-33

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31 2009	October 31 2008

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,839,705	$891,278
Restricted cash	772,603	—
Accounts receivables, net of allowances of $44,332 and $41,050	2,911,138	2,603,078
Other receivables, net of allowances of $3,141 and $29,207	256,892	122,732
Inventories	2,812,744	3,329,776
Prepaid expenses	58,671	39,702
Advances	15,838,845	5,904,885
Deferred financing cost	44,286	184,846

Total current assets	36,534,884	13,076,297

Property, plant and equipment, net	2,574,861	2,580,385
Construction in progress	1,658,335	—
Livestock, net	60,994	—
Goodwill	278,108	278,787
Deferred financing cost	—	18,686
Advances	—	3,575,186
Deferred tax asset	17,275	9,402
Other assets	—	5,627

Total assets	$41,124,457	$19,544,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$6,974,320	$5,274,996
Accounts payable	1,286,520	1,466,745
Other payable and accrued expenses	1,221,428	212,922
Dividend payable	—	4,468,250
Advance from customers	52,983	3,589
Income and other tax payable	1,471,903	1,246,211
Accrued sales return	204,624	243,774
Due to related parties	5,307,979	977,950
Long term loans – current portion	1,136,034	34,089

Total current liabilities	17,655,791	13,928,526

Long-term liabilities:
Long-term loans	—	839,558

Total liabilities	17,655,791	14,768,084

Commitments and contingencies (Note 16)

PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	14,264,871	—

STOCKHOLDERS’ EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 25,000,000 shares issued and outstanding	25,000	25,000
Additional paid in capital	3,228,244	3,228,244
Statutory surplus reserve fund	502,438	502,438
Retained earning	5,139,038	667,873
Accumulated other comprehensive income	309,075	352,731

Total stockholders’ equity	9,203,795	4,776,286

Total liabilities and stockholders’ equity	$41,124,457	$19,544,370

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS)
(UNAUDITED)

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008

		(restated)		(restated)
Net sales	$7,141,880	$6,308,081	$18,901,298	$14,074,619

Cost of goods sold	2,403,326	2,178,123	6,214,951	4,925,386

Gross profit	4,738,554	4,129,958	12,686,347	9,149,233

Operating expenses
Advertising and promotion expense	282,247	244,515	1,352,479	1,140,704
Salaries	495,108	341,870	1,259,726	983,887
Other selling, general and administrative expenses	915,965	1,232,408	2,240,232	1,874,322
Commission	217,951	82,267	433,541	240,073
Research and development expense	43,993	30,811	116,035	73,309

	1,955,264	1,931,871	5,402,013	4,312,295

Operating profit	2,783,290	2,198,087	7,284,334	4,836,938

Other income (expenses)
Merger costs	—	(3,456,784)	—	(3,456,784)
Interest income	1,923	1,009	4,831	6,545
Other income	14,975	40,537	16,504	40,537
Interest expense	(176,701)	(111,582)	(579,110)	(239,111)
Accretion of debt discount and deferred financing cost	(105,401)	(76,460)	(447,766)	(76,460)
Other expense	(26,566)	(95,791)	(76,040)	(123,937)

Other expense	(291,770)	(3,699,071)	(1,081,581)	(3,849,210)

Income (loss) before income taxes	2,491,520	(1,500,984)	6,202,753	987,728

Income taxes	(654,170)	(531,247)	(1,731,588)	(890,270)

Net income (loss)	1,837,350	(2,032,231)	4,471,165	97,458

Other comprehensive income
Foreign currency translation adjustment	(29,352)	144,092	(43,656)	439,671

Comprehensive income (loss)	$1,807,998	$(1,888,139)	$4,427,509	$537,129

Basic and weighted average number of shares outstanding	25,000,000	23,982,337	25,000,000	22,883,516

Basic and earnings (loss) per share	$0.07	$(0.08)	$0.18	$0.00
Diluted weighted average number of shares outstanding	25,000,000	23,982,337	25,000,000	23,197,954
Diluted earnings (loss) per share	$0.07	$(0.08)	$0.18	$0.00

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

						Accumulated
	Common stock					Other
	Number of		Additional paid	Statutory Surplus	Retained	Comprehensive	Total Stockholders’
	shares	Amount	in capital	Reserve Fund	Earnings	Income (Loss)	Equity

Balance at October 31, 2008 (Audited)	25,000,000	$25,000	$3,228,244	$502,438	$667,873	$352,731	$4,776,286

Net income for the nine months ended July 31, 2009	—	—	—	—	4,471,165	—	4,471,165

Foreign currency translation	—	—	—	—	—	(43,656)	(43,656)

Balance at July 31, 2009	25,000,000	$25,000	$3,228,244	$502,438	$5,139,038	$309,075	$9,203,795

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended July 31,
	2009	2008

		(Restated)
Cash flow from operating activities
Net income	$4,471,165	$97,458
Adjustments to reconcile net income to net cash provided by operating activities:
Net foreign currency transaction loss	14,474	(36,759)
Depreciation of property, plant and equipment	263,224	191,103
Depreciation of livestock	4,124	—
Amortization of deferred financing cost	159,246	32,544
Allowance (recovery) of bad debts-Accounts receivable	3,366	(82,337)
Allowance (recovery) of bad debts-Other receivable	(26,080)	32,224
Sales return allowance	(39,500)	43,104
Merger costs from issuance of warrants and common stock	—	3,359,291
Accretion of debt discount	288,520	43,916

(Increase) decrease in operating assets, net of effect of acquisition:
Restricted cash	(772,603)	676,980
Accounts receivables	(317,199)	364,974
Other receivables	(108,693)	230,167
Inventories	508,091	(2,213,931)
Prepaid expenses	(19,001)	—
Advances	248,947	(430,480)
Other assets	(4,078)	—
Deferred tax asset	(3,819)	443
Increase (decrease) in operating liability, net of effect of acquisition:		—
Accounts payable	(175,507)	(501,291)
Bills payable	—	(637,023)
Advance from customers	49,381	15,295
Income and other tax payable	228,243	178,428
Other payable and accrued expenses	986,767	129,361

Net cash provided by operating activities	5,759,068	1,493,467

Cash flows from investing activities
Purchase of equipment	(258,278)	(164,147)
Advance for construction of office building	—	(1,931,842)
Advance for construction of factory and warehouse	(4,111,242)	—
Advance for acquisition of land use rights	(145,940)	—
Advance for purchase of equipment	(1,740,133)	—
Purchase of construction in progress	(2,288,538)	—
Cash acquired from Ardmore	—	23
Purchase of livestock	(66,154)	—

Net cash used in investing activities	(8,610,285)	(2,095,966)

(Continued)

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Continued)

Cash flows from financing activities
Proceeds from short term loans	6,681,198	5,440,619
Repayment of short term loans	(4,994,806)	(3,077,171)
Repayment of long term loans	(26,039)	(24,655)
Repayment to minority stockholders	—	(1,257)
Net proceeds from private placement	—	1,001,993
Net proceeds from issuance of Series A preferred stock	14,264,871	—
Dividend paid to previous stockholders of Tianjin Yayi	(2,550,504)	—
Due (from) to related parties	2,426,324	(295,904)

Net cash provided by financing activities	15,801,044	3,043,625

Effect of exchange rate changes in cash	(1,400)	101,337

Net increase in cash and cash equivalents	12,948,427	2,542,463

Cash and cash equivalents, beginning of period	891,278	256,317

Cash and cash equivalents, end of period	$13,839,705	$2,798,780

Supplemental disclosure of cash flow information Cash paid during the period

Interest paid	$499,795	$168,161

Income tax paid	$1,586,460	$426,142

Supplemental disclosure of non-cash financing and investing activities:

Repayment of short-term loan from Tianjin Mengyang offset against advances	$877,508	$—

Dividend payable	$—	$4,235,052

Settlement of dividend payable	$1,916,669	$—

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

1. Organization and Basis of Preparation of Financial Statements

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statement of operations for the three and nine months ended July 31, 2009 is not necessarily indicative of the results that may be expected for the entire year ending October 31, 2009. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008. The Company follows the same accounting policies in the preparation of interim reports.

Yayi International, Inc (“Yayi International” or the “Company”), formerly known as Ardmore Holding Corporation or “Ardmore”, was originally organized under the laws of the state of Delaware in 1986 under the name of a predecessor corporation which engaged in a software development and consulting service business. During 2007 and 2006, Ardmore sold 875,000 post-stock split adjusted shares to Tryant, LLC, a then unrelated party, which represented over 85% of Ardmore’s outstanding shares. Subsequently, Ardmore’s management decided to wind up all business operations related to the former products sold by the predecessor corporation. On April 16, 2007, the name of the predecessor corporation was changed to Ardmore Holding Corporation. From April 16, 2007 until June 6, 2008 when the Company completed a reverse acquisition transaction with Charleston Industrial Limited (“Charleston”), the Company was a blank check company and did not engage in active business operations other than its search for, and evaluation of, potential business opportunities for acquisition or participation. The Company changed its fiscal year from December 31 to October 31. The Company amended its articles of incorporation on September 12, 2008 and changed its name to Yayi International Inc.

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

Under accounting principles generally accepted in the United States, the merger is considered to be a capital transaction in substance, rather than a business combination. That is, the merger is equivalent to the issuance of stock by Charleston for the net monetary assets of Ardmore, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the merger will be identical to that resulting from a reverse acquisition, except that no goodwill will be recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, Ardmore, are those of the legal acquiree, Charleston and subsidiary, which are considered to be the accounting acquirer. The equity section has been restated to reflect the recapitalization of the Company due to the reverse acquisition.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

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

Fuping Milkgoat Dairy Co., Ltd. (formerly Fuping Dongyang Dairy Co., Ltd.)

Fuping Milkgoat’s principal activities include purchasing of raw goat milk and processing it into milk powder for production of formula products for infants, toddlers, and adults as well as goat milk tablets and goat milk drinks. On August 8, 2008, Tianjin Yayi acquired Fuping Milkgoat Dairy Co., Ltd. (“Fuping Milkgoat”) for $621,284 (RMB 4,240,846). As a result, Tianjin Yayi owns 100% shares of Fuping Dongyang with a registered capital of $146,000 (RMB 1,000,000).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

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

Reclassification have been made to interest expense and other expense in condensed consolidated statements of income and comprehensive income for the three months ended July 31, 2008 to conform to the three months ended July 31, 2009 presentation.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

2. Summary of Significant Accounting Policies - Continued

Livestock – Livestock consists of goats for milk production and for breeding purposes. The livestock is depreciated according to its estimated useful lives, which is 5 years for male goats and 7 years for female goats. The cost of raising the young goat is allocated to livestock and depreciation starts upon reaching maturity 13 months from date of birth. Not all young goats survive to maturity or disposition. Normal losses of young goats are not expensed directly but allocated to the surviving young goats. When abnormal losses of young goats occur, the accumulated costs of young goats lost are written off in the period in which the abnormal losses occur.

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

Property, plant and equipment-Property, plant and equipment are stated at cost including the cost of improvements. Maintenance and repairs are charged to expense as incurred. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. The residual value of property, plant and equipment is 5% of the cost. Depreciation and amortization are provided on the straight-line method based on the shorter of the estimated useful lives of the assets or lease term as follows:

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
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

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

Research and development - Research and development costs are expensed as incurred. Research and development expenses amounted to $43,993 and $30,811 for the three months ended July 31, 2009 and 2008, respectively. Such expenditures amounted to $116,035 and $73,309 for the nine months ended July 31, 2009 and 2008, respectively.

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of July 31, 2009, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $282,247 and $244,515 for the three months ended July 31, 2009 and 2008, respectively. Such expenditures amounted to $1,352,479 and $1,140,704 for the nine months ended July 31, 2009 and 2008, respectively.

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

Earnings Per Common Share - The Company follows SFAS No. 128, Earnings Per Share, resulting in the presentation of basic and diluted earnings per share. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Since the Company does not have any potential common stock equivalent for the three and nine months ended July 31, 2008, the basic and diluted earnings per share for the three and nine months ended July 31, 2008 are the same.

For the three and nine months ended July 31, 2009, common stock equivalents including stock options, preferred stock and warrants were anti-dilutive; therefore the amounts reported for basic and dilutive earning per share were the same.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

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

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in other selling, general and administrative expenses. During the three months ended July 31, 2009 and 2008, shipping and handling costs were $230,593 and $166,743, respectively. Such expenditures amounted to $391,932 and $283,623 for the nine months ended July 31, 2009 and 2008, respectively.

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

3. Restatement of previously issued July 31, 2008 financial statements

The Company has restated the consolidated balance sheet, consolidated statement of income and comprehensive income, and consolidated statement of cash flows for the three and nine months ended July 31, 2008 to reflect the accrual for estimated sales return.

The following is a summary of the restatement in the consolidated balance sheet and consolidated statement of income and comprehensive income as of and for the three and nine months ended July 31, 2008.

	Net Sales	Cost of Goods Sold	Net (Loss)	Foreign Currency Translation Adjustment	Comprehensive (loss)

As previously reported for the three months ended July 31, 2008	$6,337,802	$2,188,525	$(2,012,912)	$144,302	$(1,868,610)
Restated for estimated sales return for the three months ended July 31, 2008	(29,721)	(10,402)	(19,319)	(210)	(19,529)

Restated for the three months ended July 31, 2008	$6,308,081	$2,178,123	$(2,032,231)	$144,092	$(1,888,139)

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

Basic & Diluted EPS

As previously reported for the three months ended July 31, 2008	$(0.08)
Restated for estimated sales return for the three months ended July 31, 2008	0.00

Restated for the three months ended July 31, 2008	$(0.08)

	Net Sales	Cost of Goods Sold	Net Income	Foreign Currency Translation Adjustment	Comprehensive Income

As previously reported for the nine months ended July 31, 2008	$14,140,932	$4,948,595	$140,562	$440,302	$580,864
Restated for estimated sales return for the nine months ended July 31, 2008	(66,313)	(23,209)	(43,104)	(631)	(43,735)

Restated for the nine months ended July 31, 2008	$14,074,619	$4,925,386	$97,458	$439,671	$537,129

Basic & Diluted EPS

As previously reported for the nine months ended July 31, 2008	$0.01
Restated for estimated sales return for the nine months ended July 31, 2008	(0.01)

Restated for the nine months ended July 31, 2008	$0.00

4. Acquisition

The acquisition of Fuping Milkgoat was accounted for under the purchase method of accounting for cash consideration of $621,284. In accordance with this method, the results of Fuping Milkgoat have been included in the Company’s consolidated financial statements from the date of acquisition, August 8, 2008.

The following unaudited pro forma financial information presents the consolidated results of the Company as though the acquisition of Fuping Milkgoat was completed as at the beginning of the nine months ended July 31, 2008:

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

Nine months ended July 31, 2008

Net sales	$14,074,619
Net income	97,458
Earnings per share - basic	—
Earnings per share - diluted	—

5. Restricted Cash

	July 31, 2009	October 31, 2008

	(unaudited)	(audited)
Bank deposits held as collateral for bills payable	$41,887	$—
Bank deposits held as registered capital (Note 21)	730,716	—

	$772,603	$—

During 2009, the Company was requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest free with maturity dates of three months from the date of issuance. As security for the banks’ undertaking, the Company is required to pay bank charges as well as place a deposit with such banks equivalent to 100% of the bills’ amount at the time of such issuance.

Cash of $730,716 (RMB5,000,000) was held in a bank account of Shanxi Milkgoat Dairy Co., Ltd., a subsidiary in the process of being registered (Note 21).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

6. Other Receivables

	July 31, 2009	October 31, 2008

	(unaudited)	(audited)
Advance to staff	$124,606	$42,196
Due from unrelated party	—	37,940
Prepayment	135,427	71,803

	260,003	151,939
Less: allowance for bad debts	(3,141)	(29,207)

	$256,892	$122,732

7. Inventories

Inventories consist of:

	July 31, 2009	October 31, 2008

	(unaudited)	(audited)
Raw materials	$2,083,167	$1,852,213
Packaging	432,431	446,031
Finished goods	297,146	1,031,532

	$2,812,744	$3,329,776

There was no allowance made for obsolete or slow moving inventory as of July 31, 2009 and 2008.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

8. Advances

Advances consist of:

	July 31, 2009	October 31, 2008

	(unaudited)	(audited)
Advances to Tianjin Mengyang Biological Development Co., Ltd (“Tianjin Menyang”), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 16)	$4,175,313	$4,185,505
- purchase of factory and warehouse (Note 16)	8,681,495	3,575,186
- advances for renovation of office building (Note 16)	341,975	342,810
- short term loan	—	1,001,185
Advanced payment to other suppliers	125,183	229,185
Advanced payment for construction in progress (Note 16)	629,293	—
Advanced payment for purchasing and machinery equipment (Note 16)	1,739,443	—
Advanced payment for acquisition of land use rights	146,143	146,200

	$15,838,845	$9,480,071
Less: Long-term portion - purchase of factory and warehouse	—	(3,575,186)

	$15,838,845	$5,904,885

As of July 31, 2009, Tianjin Mengyang had repaid to the Company all amounts of the short term loan.

The construction of office building was postponed from the original estimated completed date of May 31, 2009 to December 31, 2009 (Note 16).

The construction of factory and warehouse is estimated to be completed and could be used before December 31, 2009 (Note 16).

The construction of farm facilities is estimated to be completed before October 15, 2009 (Note 16).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

9. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	July 31, 2009	October 31, 2008

	(unaudited)	(audited)

At cost:
Leasehold improvement	$68,858	$69,026
Plant and buildings	533,754	378,346
Machinery	2,401,587	2,303,599
Furniture, fixtures and equipment	188,549	184,829
Motor vehicles	197,045	197,526

	3,389,793	3,133,326
Less: accumulated depreciation and amortization	(814,932)	(552,941)

	$2,574,861	$2,580,385

Motor vehicles are collateralized against long term loans (Note 12).

During the three months and nine months ended July 31, 2009, depreciation expenses amounted to $90,602 and $263,224, among which $73,062 and $207,714 were recorded as cost of sales. $17,540 and $55,510 were recorded as other selling, general and administrative expense for the three months and nine months ended July 31, 2009.

During the three months and nine months ended July 31, 2008, depreciation expenses amounted to $69,225 and $191,103, among which $51,885 and $140,099 were recorded as cost of sales. $17,340 and $51,004 were recorded as other selling, general and administrative expense for the three months and nine months ended July 31, 2008.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

10. Short Term Loans

Short-term loans due within one year as of July 31, 2009 and October 31, 2008 consist of the following:

				July 31, 2009	October 31, 2008

Lender	Loan Period	Collateral / Guarantee	Interest Rate per annum	(unaudited)	(audited)

Industrial & Commercial Bank of China	November 26, 2007 to November 12, 2008	—	8.0%	$—	$586,000

Rural Cooperative Bank of Tianjin	December 29, 2007 to December 27, 2008	—	9.0%	—	937,600

Tianjin Yinna Gonggong Hangdao Shujun Company Limited	September 24, 2008 to December 24, 2008	—	0.0%	—	439,501

Tianjin City Commercial Bank	July 25, 2008 to July 24, 2009	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	9.7%	—	2,197,500

Allied Merit International Investment, Inc. (Note 15)	April 12, 2008 to July 31, 2009	Secured against 2,000,000 shares owned by Global Rock Stone Industrial Ltd.	8.0%	—	1,000,000

Industrial & Commercial Bank of China	November 14, 2008 to November 11, 2009	Guaranteed by the Medium and Small-Size Enterprise Credit Guarantee Center of Tianjin	8.0%	584,573	—

Rural Cooperative Bank of Tianjin	January 20, 2009 to January 19, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	643,030	—

Allied Merit International Investment, Inc.	November 5, 2007 to the completion of first round of fund raising after the reverse merger	—	0.0%	193,272	114,395

Shanghai Pudong Development Bank	November 28, 2008 to November 28, 2009	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	7.3%	1,461,433	—

Tianjin Binhai Rural Commercial Bank	June 12, 2009 to September 11, 2009	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. and Ms. Li Liu	5.8%	438,430	—

Rural Cooperative Bank of Tianjin	May 22, 2009 to May 21, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	1,461,433	—

Rural Cooperative Bank of Tianjin	July 3, 2009 to May 21, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd	6.4%	2,192,149	—

				$6,974,320	$5,274,996

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

10. Short Term Loans - Continued

Short-term loans from Industrial & Commercial Bank of China, Rural Cooperative Bank of Tianjin, and Tianjin City Commercial Bank are guaranteed by third parties in which the Company paid a one-time guarantee fee based on 1.0% to 1.5% of the guaranteed amount. During the three months ended July 31, 2009 and 2008, the guarantee fee included in other expense amounted to $19,591 and $3,435. During the nine months ended July 31, 2009 and 2008, the guarantee fee included in other expense amounted to $53,393 and $21,919.

On November 13, 2008, the Company entered into a loan agreement with Industrial & Commercial Bank of China, for $584,573 (RMB4,000,000). The annual interest rate is 8.0% per annum and is due on November 11, 2009. The loan is guaranteed by the Medium and Small-Size Enterprise Credit Guarantee Center of Tianjin with a guarantee fee of 1% of the original loan amount.

On January 20, 2009, the Company entered into a loan agreement with Rural Cooperative Bank of Tianjin for $643,030 (RMB4,400,000). The annual interest rate is 6.4% per annum and is due on January 19, 2010.

On July 25, 2008, the Company entered into a loan agreement with Tianjin City Commercial Bank for $2,192,149 (RMB15,000,000). The annual interest rate is 9.7% per annum and is due on July 24, 2009. The loan was paid off as of July 31, 2009.

On November 5, 2007, Charleston entered into a loan agreement with Allied Merit International Investment, Inc. (“Allied Merit”) for $114,395. The loan represents various professional expenses related to the merger paid by Allied Merit on behalf of Charleston, including the $50,000 paid to Tryant in January 2008 as discussed in Note 15. The loan incurs interest at 8% per annum and is due upon the first round of funds raised subsequent to the $1,300,000 fund raised upon listing on the U.S Over the Counter (“OTC”) market. Pursuant to the agreement, Allied Merit agreed to convert accrued interest into the Company’s common stock conversion rate of $2.00 per share. As of July 31, 2009, there was no conversion of accrued interest into the Company’s common stock. Interest of $0 and $4,576 was accrued for the three months and nine months ended July 31, 2009, respectively. During the three months ended July 31, 2009, Allied Merit lent an additional $78,877 to Charleston. As of July 31, 2009, the total amount owed to Allied Merit is $193,272. Pursuant to an agreement dated June 15, 2009, signed between Charleston and Allied Merit, Allied Merit agreed to waive the previously accrued interest on the loan.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

10. Short Term Loans - Continued

On April 3, 2008, the Company entered into a loan agreement with Allied Merit for $1,000,000. The loan does not bear interest and was originally due on July 7, 2008. On July 15, 2008, in exchange for extending the maturity date to December 31, 2008, the Company granted to Allied Merit Series E warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.08 per share. The warrants expire on the third anniversary of the grant date. The fair value of the Series E warrants is $233,547, valued using the Black Scholes pricing model, and recorded as debt issuance costs. The debt issuance costs were amortized over the term of the loan and have been fully expensed as of January 31, 2009. The amortization expense for the three and nine months ended July 31, 2009 was $0 and $84,926. As of July 31, 2009 the Company had repaid to Allied Merit all amounts owed under the Note including all principal and interest due. On July 8, 2009, the Company, Allied Merit and Global Rock entered into a termination and release agreement (the “Agreement”) to terminate the Loan Agreements and to terminate, release and discharge any and all of the security interests created under the Stock Pledge Agreement Allied Merit unconditionally and irrevocably terminated, released and discharged all security interests that were created in its favor by Global Rock under the Stock Pledge Agreement and assigned, transferred and delivered to Global Rock all of its right, title and interest in the pledged property.

On November 28, 2008, the Company entered into a loan agreement with Shanghai Pudong Development Bank for $1,461,433 (RMB10,000,000). The annual interest rate is 7.3% per annum and is due on November 28, 2009. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of $21,921 (RMB150,000).

On December 26, 2008, the Company entered into a loan agreement with Tianjin Haitai Investment Guarantee Co., Ltd. for $730,716 (RMB5,000,000). The annual interest rate is 5.8% per annum and is due on May 26, 2009. The Company has to pay a guarantee fee of 1.5% of the original loan amount to Tianjin Haitai Investment Guarantee Co., Ltd. On January 23, 2009, the Company repaid $73,072 (RMB500,000) to Tianjin Haitai Investment Guarantee Co., Ltd. The loan was paid off as of July 31, 2009.

On May 22, 2009, the Company entered into a loan agreement with Rural Corporative Bank of Tianjin for $1,461,433 (RMB10,000,000). The annual interest rate is 6.4% per annum and is due on May 21, 2010. The loan is guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of $21,921 (RMB150,000).

On June 12, 2009, the Company entered into a loan agreement with Tianjin Binhai Rural Commercial Bank for $438,430 (RMB3,000,000). The annual interest rate is 5.8% per annum and is due on September 11, 2009. The loan is guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. and Ms. Li Liu, CEO and major shareholder of the Company with a guarantee fee of $4,384 (RMB30,000).

On July 3, 2009, the Company entered into a loan agreement with Rural Corporative Bank of Tianjin for $2,192,149 (RMB15,000,000). The annual interest rate is 6.4% per annum and is due on May 21, 2010. The loan is guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd with a guarantee fee of $21,921 (RMB150,000).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

11. Due to Related Parties

	July 31, 2009	October 31, 2008

	(unaudited)	(audited)

Li Liu, a director of the Company, officer and principal shareholder	$3,391,310	$977,950
Other shareholders	1,916,669	—

	$5,307,979	$977,950

The amount due to Li Liu and other shareholders are unsecured with no stated interest or repayment terms. (See Note 20)

12. Long-Term Loans

As of July 31, 2009 and October 31, 2008, the Company has the following long-term loans:

	July 31, 2009	October 31, 2008

	(unaudited)	(audited)

Installment loan GMAC-SAIC Automotive Finance Company Limited, interest at 7.33% per annum, monthly principal and interest payment of $322 from July 15, 2005 to June 17, 2009	$-	$2,295

Installment loan from Daimler-Chrysler Automotive Finance Ltd, interest at 7.83% per annum, monthly principal and interest payment of $2,484 from September 30, 2007 to September 30, 2009	7,956	31,794

Convertible notes in principal amounts of $1,300,000, less debt discount of $171,922, interest at 8% per annum, due December 2009 (Note 15)	1,128,078	839,558

	1,136,034	873,647
Less: current portion	(1,136,034)	(34,089)

Long-term loans, net of current portion	$-	$839,558

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

12. Long-Term Loans – Continued

(a) The convertible notes payable, net of debt discount consists of the following as of July 31, 2009:

July 31, 2009

Convertible notes payable	$1,300,000
Less: Debt discount - Series A Warrants	(280,726)
Less: Debt discount - beneficial conversion feature	(304,800)
Accretion of debt discount - warrants and beneficial conversion feature	413,604

Convertible notes payable, net	$1,128,078

Accrued interest on the convertible notes payable as of July 31, 2009 was $119,956 and interest expense for the three and nine months ended July 31, 2009 was $26,214 and $77,787, respectively. Accrued interest as of July 31, 2008 and interest expense for the three and nine months period ended July 31, 2008 was $15,965.

13. Income and Other Tax Payables

Income and other tax payables consist of the following:

	July 31, 2009	October 31, 2008

	(unaudited)	(audited)

Income tax payable	$218,153	$65,075
Value added tax payable	1,222,677	1,157,293
Individual income withholding tax payable	481	—
Other tax payables	30,592	23,843

	$1,471,903	$1,246,211

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

14. Income Tax

The enterprise income tax is reported on a separate entity basis.

United States

The Company was incorporated in Delaware and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the three and nine months ended July 31, 2009 and 2008. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset.

BVI

Charleston was organized in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Tianjin Yayi, Weinan Milkgoat and Fuping Milkgoat are subject to PRC income tax. During the three months ended July 31, 2009 and 2008, income tax expense amounted to $654,170 and $531,247. During the nine months ended July 31, 2009 and 2008, income tax expense amounted to $1,731,588 and $890,270.

As approved by the relevant tax authority in the PRC, Tianjin Yayi was fully exempted from PRC enterprise income tax for three years starting from 2004 through December 31, 2007. Effective January 1, 2008, the statutory PRC tax rate is 25% (prior to January 1, 2008, the statutory PRC rate was 33%). Therefore, the statutory PRC rate for the three and nine months ended July 31, 2009 and for the three months ended July 31, 2008 was 25%. Since the Company was exempt from income tax for the months of November and December 2007, the PRC effective tax rate 20% for the nine months ended July 31, 2008 is less than the statutory rate.

The income tax provision consists of the following:

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008

	(unaudited)		(unaudited)

Current	$667,341	$493,487	$1,739,461	$890,270
Change in deferred tax asset	(105,771)	46,160	(385,173)	8,400
Change in valuation allowance	92,600	(8,400)	377,300	(8,400)

	$654,170	$531,247	$1,731,588	$890,270

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

14. Income Tax – Continued

The following is a reconciliation of the tax derived by applying the PRC Statutory Rate of 25% for three months and nine months to July 31, 2009 and 2008 to the earnings before income taxes, excluding merger costs, and comparing that to the recorded income tax provisions:

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008

	(unaudited)		(unaudited)

Tax provision at PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Tax exemption	0.0%	0.0%	0.0%	-6.3%
Permanent differences	0.0%	—	0.7%	0.2%
Parent company’s expenses not subject to PRC tax	1.3%	2%	2.2%	1.1%

Effective tax rate	26.3%	27.0%	27.9%	20.0%

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
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

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

The convertible notes are being accreted to their maturity value of $1,300,000 using the interest method and an effective monthly rate of 5.22%. The unamortized amount as of July 31, 2009 is $171,922.

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
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

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

For the three and nine months ended July 31, 2009, amortization of debt issuance costs and accretion of debt discount from the warrants and embedded derivatives issued in respect of the merger on June 6, 2008 (“merger”) totaled $105,401 and $362,839, respectively.

Each series of warrants issued in respect of the merger were valued using a Black-Scholes model. The following assumptions were used to calculate the fair value of these warrants: dividend yield of 0%, expected volatility of 70.31%, risk-free interest rate of 2.73%, expected life of 3 years, and stock price of $1.10 per share with exercise price of $1.08-$1.35 per share.

The following table summarizes all of the Company’s warrant transactions as of July 31, 2009.

	Shares issued	Fair Value

Warrants issued in respect of the merger:
Series A Warrants	601,900	$280,726
Series B Warrants	2,148,148	1,144,743
Series C Warrants	185,185	86,367
Series D Warrants	144,448	67,368

	3,079,681	$1,579,204

Warrants issued in exchange for extension of maturity date of loan from Allied Merit:
Series E Warrants (Note 10)	250,000	233,547

	3,329,681	$1,812,751

	Option Shares	Vested Shares	Exercise Price per Common Stock Range

Balance, October 31, 2008 and July 31, 2009	3,329,681	3,329,681	$1.08-$1.35

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

15. Merger and Offering – Continued

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding

Range of Exercise Prices	Number Outstanding Currently Exercisable at July 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Warrants Currently Exercisable

$1.08-1.35	3,329,681	2.10	$1.16

16. Commitments and Contingencies

Operating Leases

In the normal course of business, the Company leases office space and factory under operating leases agreements, which expire through 2029. The Company rents office space, primarily for regional sales administration offices, in commercial office complexes that are conducive to administrative operations. The operating leases agreements generally contain renewal options that may be exercised in the Company’s discretion after the completion of the base rental terms. In addition, many of the leases provide for regular increases to the base rental rate at specified intervals, which usually occur on an annual basis.

As of July 31, 2009, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
Remainder of 2009	$20,216
2010	81,840
2011	81,840
2012	83,058
Thereafter	303,734

$570,688

During the three months ended July 31, 2009 and 2008, rent expense amounted to $52,755 and $73,438. During the nine months ended July 31, 2009 and 2008, rent expenses amounted to $163,501 and $159,819.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

16. Commitments and Contingencies - Continued

Purchase of Office Building

On January 15, 2007, the Company signed a sales and purchase agreement with Tianjin Mengyang to buy a four-story office building of an approximate construction area of 7,800 square meters situated at Jinghai Industrial Park for a total consideration of $ 4,331,687 (equivalent to RMB29,640,000). Tianjin Mengyang is responsible for renovation of the building. As of July 31, 2009, the Company had advanced a total of $4,175,313 (equivalent to RMB 28,570,000) to Tianjin Mengyang in connection with this agreement. There is a 3% penalty payable to Tianjin Mengyang for funds not paid by the Company according to schedule and a 3% penalty payable to the Company by Tianjin Mengyang on the uncompleted portion of the total consideration if the project is not completed and handed over to the Company for use by September 30, 2008. Due to the 2008 Beijing Olympics, the Tianjin city government temporarily discontinued all existing construction projects; therefore, the estimated completion date of project has been postponed to December 31, 2009. It was agreed between both parties in a supplementary agreement signed on October 12, 2008 that no penalty would be charged to each other for this delay.

The Company also advanced $341,975 (equivalent to RMB2,340,000) to Tianjin Mengyang for interior renovation of the building. The remaining $341,975 is to be paid upon inspection of the completed renovation project. If the remaining balance is not paid upon completion of the project, Tianjin Mengyang will accrue interest on the remaining balance at the PRC prime interbank rate of 6.03% per annum for a 3 month loan.

Purchase of Factory & Warehouse

On January 15, 2007, the Company signed a factory and warehouse leasing agreement with Tianjin Mengyang to rent a total gross area of 30,165 square meters for an annual rent of $1,287,369 (RMB8,808,180) for 21 years from September 1, 2008 to August 31, 2029. A half-year deposit of $643,671 (RMB4,404,000) was paid as of April 30, 2008. The property is to be located in Jinghai Industrial Park and Tianjin Mengyang is responsible for its construction.

On September 26, 2008, the Company signed a new factory transfer agreement with Tianjin Mengyang that cancelled the factory and warehouse leasing agreement signed on January 15, 2007. The new agreement is to purchase three warehouses and a factory of an approximate construction area of 30,165 square meters situated at Jinghai Economic Park for a total consideration of $13,225,236 (RMB90,495,000). The rental deposit of $643,615 (RMB4,404,000), paid with respect to the factory and warehouse leasing agreement signed on January 15, 2007, was used to partially offset the total consideration. As of December 31, 2008, the Company paid a total of $6,489,346 (RMB44,404,000) after including the amount of $643,615 (RMB4,404,000) paid originally as deposit for lease.

On January 20, 2009, the Company signed a supplemental agreement with Tianjin Mengyang to postpone the construction completion date to December 31, 2009. Under this supplement agreement, a monthly payment of $438,430 (RMB3,000,000) is due at the end of each month from January 2009 to November 2009, totaling $4,822,728 (RMB33,000,000). The remaining balance of $1,913,162 (RMB13,091,000) is due on December 31, 2009. During the three months and nine months ended July 31, 2009, the Company made payments totaled $438,604 (RMB3,000,000) and $5,112,728 (RMB35,000,000), respectively. $877,508 (RMB6,000,000) of the payment was paid via an offset with the short term loan due from Tianjin Mengyang. Total payment made as of July 31, 2009 was $8,681,495 (RMB59,404,000).

On June 12, 2009, the Company signed a supplemental agreement with Tianjin Mengyang which the remaining balance for purchase of office building, factory and warehouse is $4,700,113 (RMB32,161,000). 50% of the remaining balance, $2,350,057 (RMB16,080,500) is due on the completion of the construction (on or before October 30, 2009). 25% of the remaining balance, $1,175,028 (RMB8,040,250) is due upon satisfactory inspection of the construction and transfer of title (before December 31, 2009). The remaining 25% of the balance, $1,175,028 (RMB8,040,250) is due upon receiving the certificate of ownership (before December 31, 2009). The advance payment to Tianjin Mengyang is secured against the Certificate of Ownership for land and buildings of Tianjin Mengyang.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

16. Commitments and Contingencies - Continued

Purchase of Machinery & Equipment

As of July 31, 2009, the Company signed the contract for purchasing machinery and equipment with the total amount of $6,210,286 (RMB42,494,500). $1,739,441 (RMB11,902,300) has been paid as of July 31, 2009. The remaining balance of $4,470,845 (RMB30,592,200) will be paid progressively. The machinery and equipment is expected to be delivered and inspected by December 28, 2009 and final payment of 5% is to be paid within 6 months after approval of final inspection of equipment received.

Construction in progress of goat farm facilities

As of July 31,2009, the Company signed the agreements with two construction companies, Zhuangli Construction Team and Fupin County Qinzheng Construction Engineering Corporation for the construction of goat farm facilities with the total amount of $2,522,433 (RMB17,260,000). $1,828,545 (RMB12,512,000) has been paid as of July 31, 2009. The remaining balance of $693,888 (RMB4,748,000) will be paid progressively. The final payment of 25% of Zhuangli is due one year after the construction is approved and accepted. The construction by Zhuangli must be completed by September 20, 2009. The remaining balance for the construction by Qinzheng will be paid progressively and final payment of 10% is due one year after the construction is approved and accepted. The construction by Qinzheng must be completed by October 15, 2009.

As of July 31,2009, the Company signed an agreement with Zhuangli for the construction of goat farm facilities with the total amount of $482,273 (RMB3,300,000). $458,890 (RMB3,140,000) has been paid as of July 31, 2009. The remaining balance of $23,383 (RMB160,000) is due one year after the construction is approved and accepted. The construction is expected to be completed by the end of November, 2009.

Purchase of Raw Material

The Company has written agreements with 18 village committees for the purchase of goat milk and goat placenta to ensure the steady supply of its raw material.

The details of agreements are listed as follows and the Company is obligated under the purchase agreement requiring minimum purchases as follows:

Fiscal year	Tons

Remainder of 2009	551
2010	2,205
2011	2,156
2012	1,788
Thereafter	675

7,375

The price for the goat milk and goat placenta is determined by the market. As of July 31, 2009, the market price for the goat milk and goat placenta is $351 per ton (equivalent to RMB2,400 per ton).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

16. Commitments and Contingencies - Continued

Process contracts

On December 30, 2006 the Company entered into a process contract with a third party. The third party provided production facility, office, dormitory, equipment and personnel to process liquid milk. The minimum monthly fee is $17,537 (RMB120,000) which was based on a minimum annual production commitment of 800 metric tons at $263 (RMB 1,800) per metric ton. This contract expired on December 29, 2008 and is automatically renewed for one year at end of term since the Company anticipates it will have its own production capacity by the end of fiscal 2009. The third party terminated the contract in February 2009 orally. The Company does not have further commitment as a result of the termination.

On April 1, 2007, the Company entered into a process contract with a third party. The third party will provide production facility, equipment and personnel to process liquid milk. The monthly fee is approximately $15,052 (RMB103,000) and the contract expires on December 31, 2009. The third party terminated the contract in February 2009 orally. The Company does not have further commitment as a result of the termination.

Land Use Rights Agreement

On July 25, 2008, the Company entered into an agreement with the Government of the Lin Wei District of Weinan City (“Government”) pursuant to which the Company is to build a 30,000 square meter goat milk processing facility in one of the Government’s industrial parks. The construction project is estimated to cost approximately $18,998,626 (RMB130,000,000), which includes fixed assets investment of approximately $11,691,462 (RMB80,000,000) and working capital of approximately $7,307,164 (RMB50,000,000). In connection with this agreement, the Government will transfer land use rights of approximately 67,000 square meter to the Company for 50 years for approximately $993,774 (RMB6,800,000). Pursuant to a supplemental agreement entered into on September 16, 2008 with the Government, the Company is required to commence construction within six months of the date of the supplemental agreement. Subsequent to January 31, 2009, the Company reached an oral agreement with the Government to extend the commencement date of the construction to no later than May 31, 2009. As of July 31, 2009, the Company has obtained the related approval documents from the Government to begin construction. In accordance with the supplemental agreement, the Company paid $146,143 (RMB1,000,000) for part of the consideration of the land use rights. This is reflected as advances as of July 31, 2009. The remaining balance of $847,631 (RMB5,800,000) will be paid prior to the start of construction and upon the establishment of the new company, Shanxi Milkgoat Dairy Co., Ltd (Note 21). As of July 31, 2009, the Company has not paid the remaining balance yet as it is in the midst of the registration process for setting up the new company. The construction is expected to commence after the payment is made.

17. Concentrations, Risks, and Uncertainties

The Company did not have any customer constituting greater than 10% of net sales for the three and nine months ended July 31, 2009.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company did not have any suppliers constituting greater than 10% of the Company’s purchase for the three and nine months ended July 31, 2009.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

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

19. Series A Redeemable Preferred Stock

Series A Redeemable Convertible Preferred Stock
On June 18, 2009, the Company entered into a series A preferred stock purchase agreement (the “Stock Purchase Agreement”) where it issued and sold to an accredited investor, SAIF Partners III L.P. 1,530,612 shares of the Company’s Series A Preferred Stock, par value $0.001 per share (the “Series A Redeemable Convertible Preferred Stock”) at a price per share of $9.80 for an aggregate purchase price of $15.0 million (the “Private Placement”). The Series A Redeemable Convertible Preferred Stock is convertible into the Company’s common stock, at the option of the holder at any time, at an initial conversion price at $0.98 per share, which conversion price is subject to stock split, recapitalization and other anti-dilution protection, as well as adjustments based on the Company’s financial performance.

In connection with the Private Placement, the Company filed a Certificate of Designation of Series A Redeemable Convertible Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate”) on June 16, 2009, which became effective upon filing. Pursuant to the Certificate, there are 1,530,612 shares of Series A Redeemable Convertible Preferred Stock authorized.

Dividends and Liquidation Rights
The holders of the Series A Redeemable Convertible Preferred Stock are entitled to receive non-cumulative dividends prior and in preference to any declaration or payment of dividend on the Company’s common stock, at the rate of 10% of US$9.80 per share per annum, when, as and if declared by the Board. In the event of the Company’s Liquidation Event, as defined in the Certificate, the holders of the Series A Redeemable Convertible Preferred Stock will be entitled to receive, prior to any distribution to holders of the common stock, an amount per share equal to the sum of (i) $9.80 plus an annualized internal rate of return of 15% for the period from the issuance date of the Series A Redeemable Convertible Preferred Stock to the date when the full payment is made and (ii) an amount equal to all declared but unpaid dividends for each outstanding share of Series A Redeemable Convertible Preferred Stock, subject to stock split, stock dividend, recapitalization or other similar events as provided for in the Certificate.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

19. Series A Redeemable Preferred Stock - Continued

Voting Rights
The holders of Series A Redeemable Convertible Preferred Stock have the right to one vote for each share of the Company’s common stock into which a share of Series A Redeemable Convertible Preferred Stock could then be converted. The holders of Series A Redeemable Convertible Preferred Stock have full voting rights and powers equal to the voting rights and powers of the holders of the Company’s common stock, and are entitled to notice of any stockholders’ meeting in accordance with the Bylaws of the Company and to vote, together with the holders of the Company’s common stock as a single class, with respect to any matter upon which holders of the Company’s common stock have the right to vote. In addition, as long as there are at least 15,306 shares of Series A Redeemable Convertible Preferred Stock outstanding, the Company may not, without the approval of the holders of at least two-thirds of the then outstanding shares of Series A Redeemable Convertible Preferred Stock voting together as a single class or the approval from at least one director elected by the holders of shares of Series A Redeemable Convertible Preferred Stock, take certain material corporate actions as provided for in the Certificate.

Redemption
At any time and from time to time after June 30, 2012, the holders of not less than a majority of the then outstanding Series A Redeemable Convertible Preferred Stock have the right to request the Company to redeem all of the then outstanding shares of Series A Redeemable Convertible Preferred Stock in cash, if the following qualified events has not occurred: (i) the Company’s shares of common stock or American Depository Shares representing shares of the common stock are listed on the New York Stock Exchange or the NASDAQ Global Market, and (ii) the closing market price of such listing securities represents a price of no less than $4.25 per share of common stock, subject to adjustment, in any consecutive 30-trading-day period. The per share redemption amount is equal to the sum of (i) the purchase price of $9.8 per share plus an internal rate of return of 25% for the period from the issuance date of the Series A Redeemable Convertible Preferred Stock to the redemption date, and (ii) an amount equal to all declared but unpaid dividends for each outstanding share of Series A Redeemable Convertible Preferred Stock. As of July 31, 2009, the aggregate redemption amount is $15,443,875 (1,530,612 shares x $98 x 25% / 365 days x 43 days).

The Series A Redeemable Convertible Preferred Stock is not redeemable currently and it is not probable that it will become redeemable; therefore subsequent adjustment to the Series A Redeemable Convertible Preferred Stock’s redemption amount is not necessary until it is probable that the Series A Redeemable Convertible Preferred Stock will become redeemable. Based on management’s future projection of earnings per share and considering P/E ratio of similar companies in the dairy industry, management believes it is probable that the Company will be able to maintain a closing market price of no less than $4.25 per share of common stock for 30 consecutive trading days. In addition, the Company is currently working on complying with the NASDAQ listing requirements. The Company believes it is probable that the qualified events, as defined above, will occur. As such, the Company does not expect that the Series A Redeemable Convertible Preferred Stock will become redeemable and hence no accretion to redemption value was made.

In accordance with Emerging Issues Task Force (EITF) D-98, the Series A Redeemable Convertible Preferred Stock is classified outside of permanent equity because the occurrence of the qualified events are not solely within the control of the Company. In accordance with Topic D-42, the issuance costs of $735,129 are netted against the Private Placement of the Series A Redeemable Convertible Preferred Stock.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 AND 2008

20. Dividend Payable

On June 12, 2009, the former individual shareholders of Tianjin Yayi before Charleston acquired their interests on January 15, 2008 (the “Individual Shareholders”), entered into a restructuring agreement whereby the Individual Shareholders agreed to, upon receipt of $4,457,370 (RMB30,500,000) of dividend payable from Charleston, grant an interest-free loan of the same amount to Tianjin Yayi.

As of July 31, 2009, the entire amount of dividend was paid off and the Individual Shareholders loaned the same amount money to Tianjin Yayi. The amount owing to the Individual Shareholders who are also shareholders of the Company was recorded as due to related parties in the balance sheets (See Note 11).

In connection with the restructuring agreement, the natural shareholders also agree to reinvest the money received of $4,457,370 (RMB30,500,000) in a subsidiary of Yayi International which will be confirmed as the Company works through relevant regulatory approval process.

As the first private placement subsequent to the date of the restructuring agreement has occurred, as of July 31, 2009, the restructuring process has been initiated.

21. Subsequent Event

After July 31, 2009, Tianjin Yayi formed a wholly-owned subsidiary company, Shanxi Milkgoat Dairy Co., Ltd, and is applying for the registration with the Administration of Industry and Commerceof Weinan City, Shannxi Province with a registered capital of RMB 5 million.

On August 18, 2009, Tianjin Yayi was granted approval from Tianjin Municipal Government to increase its registered capital from RMB30 million to RMB 90 million. The increased registered capital will be paid up after completing routine regulatory procedures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended October 31, 2008 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

In this report, unless indicated otherwise, references to:

•	“we,” “us,” “our company,” “our” and “Yayi” refer to the combined business of Yayi International Inc. and/or its consolidated subsidiaries, as the case may be;
•	“Tianjin Yayi” refers to Tianjin Yayi Industrial Co., Ltd., a company organized under the laws of the People’s Republic of China;
•	“Fuping Milkgoat” refers to Fuping Milkgoat Dairy Co., Ltd., a company organized under the laws of the People’s Republic of China;
•	“Weinan Milkgoat” refers to Weinan Milkgoat Production Co., Limited, a company organized under the laws of the People’s Republic of China;
•	“BVI” refers to the British Virgin Islands;
•	“China,” “Chinese” and “PRC,” refer to the People’s Republic of China;
•	“Renminbi” and “RMB” refer to the legal currency of China;
•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
•	“SEC” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended; and
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended

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

Third Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the third fiscal quarter of 2009, which resulted in continued growth in our revenues and net income.

The following are some financial highlights for the third quarter of 2009:

•	Revenues: Our revenues were approximately $7.14 million for the third quarter of 2009, an increase of 13% from the same quarter of last year.

•	Gross Margin: Gross margin was 66% for the third quarter of 2009, as compared to 65% for the same period in 2008.

•	Operating Profit: Operating profit was approximately $2.78 million for the third quarter of 2009, an increase of 27% from $2.20 million of the same period last year.

•	Net Income: Net income was approximately $1.84 million for the third quarter of 2009, as compared to $(2.03) million net loss for the same period of last year.

•	Fully diluted earnings per share was $0.07 for the third quarter of 2009.

RESULTS OF OPERATIONS

Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Three months ended July 31,

	2009	2008	Change	Variance

		(Restated)
Net sales	$7,141,880	$6,308,081	$833,799	13%

Cost of goods sold	2,403,326	2,178,123	225,203	10%

Gross profit	4,738,554	4,129,958	608,596	15%

Net income	1,837,350	(2,032,231)	3,869,581	N/A %

Net Sales. Net sales for the three months ended July 31, 2009 was approximately $7.14 million, an increase of 13% from the corresponding period in the prior year. Approximately 19% of this increase is attributable to changes in the currency exchange rate and the weakening of the U.S. dollar; the balance of the increase is attributable to an increase of approximately 92% in the volume of products sold and an increase of approximately 8% in the weighted average price at which products were sold. The volume of products sold increased because of the price reductions for certain of our non-premium products and an increase in the number of retail stores and distributors carrying our products. In May 2008, we reduced the price of certain non-premium products to gain greater market share for such product lines which was partially offset by the increase in prices for certain premium products for which we believed demand was inelastic. The weighted average price increase is due to changes in mix of goods sold.

Gross Profit. Gross profit for the three months ended July 31, 2009 was approximately $4.74 million, an increase of 15% from the corresponding period in the prior year. Our gross margin for the most recent period was 66% compared to 65% for the corresponding period in the prior year. Approximately 17% of the increase in gross profit is attributable to changes in the currency exchange rate; the balance of the increase is primarily attributable to the increase in net sales (excluding the currency effects) coupled with reduced material costs as a result of our acquisition in August,

2008 of a supplier of raw goat milk, Fuping Milkgoat. Such vertical integration of our operations allows us to benefit from a higher profit margin for our products. See note 4 of our condensed consolidated financial statements.

The following table sets forth a summary of certain key components of our operating expenses for the periods indicated, in dollars and the percentage of change from the prior period.

	Three months ended
	July 31,

	2009	2008	Change	Variance

		(Restated)
Advertising and promotion expense	$282,247	$244,515	$37,732	15%
Salaries	495,108	341,870	153,238	45%
Other selling, general and administrative expenses	915,965	1,232,408	(316,443)	-26%
Commission	217,951	82,267	135,684	165%
Research and development expense	43,993	30,811	13,182	43%

Operating expenses	1,955,264	1,931,871	23,393	1%

Operating Expenses. For the three months ended July 31, 2009, operating expenses increased approximately 1% from the corresponding period in the prior year. Changes in currency exchange rates accounted for approximately 90% of this increase. The balance of the increase is primarily attributable to the increase in commission and salaries and offset by other selling, general and administrative expenses. We paid more sales commission to our salespeople by implementing a new sales incentive program and our salaries increased due to the increase in the number of sales and marketing personnel. Other selling, general and administrative expense decreased because of decreases in (i) wear and tear of goods, which decreased as a result of improved transportation management efforts and (ii) bad debts allowance, which decreased due to the improved credit management. Operating expenses as a percentage of net sales was 27% for the three months ended July 31, 2009.

Interest Expense. Interest expense in the three months ended July 31, 2009 increased by 58% from the corresponding period in the prior year mainly because of our increased net borrowings although rates of interest on such borrowings is slightly lower that that of the corresponding period in the prior year. Changes in currency exchange rates had only a minimal impact on changes in interest expense. See notes 10 of our condensed consolidated financial statements.

Income Tax. Yayi International Inc. is subject to United States tax. No provision for income taxes in the United States has been made as Yayi International Inc. had no income taxable in the United States. Charleston Industrial Ltd. was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes. Our PRC subsidiaries, Tianjin Yayi, Weinan Milkgoat and Fuping Milkgoat are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their PRC statutory financial statements in accordance with relevant income tax laws. Each of Tianjin Yayi, Weinan Milkgoat and Fuping Milkgoat has been subject to a 25% income tax rate in calendar year 2008 and 2009.

Income tax for the three months ended July 31, 2009 increased by approximately 23% from the corresponding period in the prior year. Income tax was higher during the third quarter of 2009 because of the increase in taxable income.

Net Income. Net income increased by approximately $3.86 million to approximately $1.83 million for the three months ended July 31 , 2009. After excluding merger costs in the corresponding period in the prior year , net income increased by approximately $412,797, or 29% as a result of the factors described above.

Nine Months Ended July 31, 2009 Compared to Nine Months Ended July 31, 2008

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Nine months ended July 31,

	2009	2008	Change	Variance

		(Restated)
Net sales	$18,901,298	$14,074,619	$4,826,679	34%

Cost of goods sold	6,214,951	4,925,386	1,289,565	26%

Gross profit	12,686,347	9,149,233	3,537,114	39%

Net income	4,471,165	97,458	4,373,707	4488%

Net Sales. Net sales for the nine months ended July 31, 2009 was approximately $18.9 million, an increase of 34% from the corresponding period in the prior year. Approximately 15% of this increase is attributable to changes in the currency exchange rate and the weakening of the U.S. dollar; the balance of the increase is attributable to an increase of approximately 105% in the volume of products sold which was partially offset by a decrease of approximately 5% in the weighted average price at which products were sold. The volume of products sold increased because of the price reductions for certain of our non-premium products and an increase in the number of retail stores and distributors carrying our products. In May 2008, we reduced the price of certain non-premium products to gain greater market share for such product lines which was partially offset by the increase in prices for certain premium products for which we believed demand was inelastic.

Gross Profit. Gross profit for the nine months ended July 31, 2009 was approximately $12.69 million, an increase of 39% from the corresponding period in the prior year. Our gross margin for the most recent period was 67% compared to 65% for the corresponding period in the prior year. Approximately 13% of the increase in gross profit is attributable to changes in the currency exchange rate; the balance of the increase is primarily attributable to the increase in net sales (excluding the currency effects) coupled with reduced material costs as a result of our acquisition in August, 2008 of a supplier of raw goat milk, Fuping Milkgoat. Such vertical integration of our operations allows us to benefit from a higher profit margin for our products. See note 4 of our condensed consolidated financial statements.

The following table sets forth a summary of certain key components of our operating expenses for the periods indicated, in dollars and the percentage of change from the prior period.

	Nine months ended July 31,		Change	Variance

	2009	2008

		(Restated)
Advertising and promotion expense	$1,352,479	$1,140,704	$211,775	19%
Salaries	1,259,726	983,887	275,839	28%
Other selling, general and administrative expenses	2,240,232	1,874,322	365,910	20%
Commission	433,541	240,073	193,468	81%
Research and development expense	116,035	73,309	42,726	58%

Operating expenses	5,402,013	4,312,295	1,089,718	25%

Operating Expenses. For the nine months ended July 31, 2009, operating expenses increased approximately 25% from the corresponding period in the prior year. Changes in currency exchange rates accounted for approximately 17% of this increase. The balance of the increase is primarily attributable to the increase in other selling, general and administrative expenses, and to a lesser extent, increases in advertising and promotion expense and salaries. Other selling, general and administrative expense increased because of increases in (i) professional fees and expenses, which increased due to our status as a U.S. public company, (ii) freight costs, which increased because of the volume of product shipped, and (iii) labor insurance costs, which increased due to the increase in the number of our employees. We paid more sales commission to our salespeople by implementing a new sales incentive program and our salaries increased due to the increase in the number of sales and marketing personnel. Operating expenses as a percentage of net sales was 29% for the nine months ended July 31, 2009.

Interest Expense. Interest expense in the nine months ended July 31, 2009 increased by 142% from the corresponding period in the prior year mainly because of our increased net borrowings although rates of interest on such borrowings is slightly lower than that of the corresponding period in the prior year. Changes in currency exchange rates had only a minimal impact on changes in interest expense. See notes 10 and 12 of our condensed consolidated financial statements.

Income Tax. Income tax for the nine months ended July 31, 2009 increased by approximately 95% from the corresponding period in the prior year. The increase is primarily attributable to the increased in sales and taxable income for the nine months ended July 31, 2009.

Net Income. Net income increased by approximately $4.37 million to approximately $4.47 million for the nine months ended July 31, 2009. After excluding merger costs in the corresponding period in the prior year, net income increased by approximately $917,000, or 26% as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2009, we had cash and cash equivalents of approximately $13.8 million and working capital of approximately $18.9 million. Included in working capital are advances of approximately $15.84 million, principally to Tianjin Mengyang Biological Development Co., Ltd, or Tianjin Mengyang, for, among other things, (i) the purchase of an office building and (ii) the purchase of a factory and a warehouse. Advances for the most recent period increased by approximately $9.93 million from October 31, 2008; the increase is attributable to our payment to Tianjin Mengyang in the three quarters of fiscal 2009 of approximately $4.1 million and the inclusion in the current period as current assets of approximately $3.6 million in advances that at October 31, 2008, had been included as a long term asset. This $3.6 million advance is now classified as a current asset because the payments with respect to the related obligation are due in less than one year. See notes 8 and 16 of our condensed consolidated financial statements.

We intend to, and are in the process of, expanding our administrative and production facilities to meet our current needs and anticipated increased demand for our products. In connection therewith, we plan on spending approximately $21.7 million during the balance of fiscal 2009 through 2011 ($5.2 million during the balance of fiscal 2009 and $16.5 million during fiscal 2010-2011). The $21.7 million in capital expenditure:

1)

includes approximately $10.9 million of capital purchase obligations arising during the balance of fiscal 2009 through 2011 (approximately $1.1 million in the balance of fiscal 2009 and $9.8 million during fiscal 2010-2011); and

2)

excludes an aggregate of approximately $7.3 million (approximately $0.3 million in fiscal 2010 and approximately $7 million thereafter) of working capital that we currently anticipate will be required by our goat milk processing facility in Weinan City, Shaanxi Province when it commences operations in 2010-2012.

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

The following table summarizes information about our net cash flows for the following periods.

	Nine months Ended July 31,

	2009	2008

Net cash provided by operating activities	$5,759,068	$1,493,467
Net cash (used in) investing activities	(8,610,285)	(2,095,966)
Net cash provided by financing activities	15,801,044	3,043,625
Net increase in cash and cash equivalent	12,948,427	2,542,463

Operating Activities:

Net cash provided by operating activities was approximately $5.76 million and $1.49 million for the nine months ended July 31, 2009 and 2008, respectively. Approximately 7% of the increase in the net cash provided by operating activities is attributable to the change in currency exchange rates; the balance of the increase is attributable primarily to the increase of net income and to a lesser extent attribute to the decrease in advance to suppliers and the decrease in inventory. Advance to suppliers decreased as a result of changes of payment term according to supplemental agreement with Tianjin Mengyang for purchase of office building, factory and warehouse. See note 16 of our condensed consolidated financial statements. Inventory decreased due to increased sales coupled with more judicious efforts in replenishing our inventory. The increase in the net cash provided by operating activities was partially offset by increases in accounts receivable and restricted cash. Accounts receivable increase as a result of the increase in sales. Restricted cash increases due to a cash deposit of $730,716 (RMB5,000,000) in a bank account of Shanxi Milkgoat Dairy Co., Ltd., a subsidiary which was established on September 9, 2009. See note 5 and 21 of our condensed consolidated financial statements.

Investing Activities:

Net cash used in investing activities for the nine months ended July 31, 2009 was approximately $8.61 million, an increase of approximately $6.51 million from the corresponding period in the prior year. Approximately 1% of the increase is attributable to the change in currency exchange rates while the balance is attributable primarily to advances to Tianjin Mengyang for the construction and development of certain facilities. See notes 8 and 16 of our condensed consolidated financial statements.

Financing Activities:

Net cash provided by financing activities for the nine months ended July 31, 2009 was approximately $15.8 million compared to approximately $3.0 million of net cash provided by these activities during the corresponding period in the prior year. The change is primarily attributable to issuing and selling to the investor, SAIF Partners III L.P. 1,530,612 shares of the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.001 per share at a price per share of $9.80 for an aggregate purchase price of $15.0 million. See note 19 of our condensed consolidated financial statements.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

While the consumption of goat milk is not season, goat milk production is seasonal because goats generally do not produce milk from November through February. During such period, we generate sales of goat milk powder from our inventory that builds during the period preceding such hiatus.

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

Recently Adopted Accounting Pronouncements

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP FAS 157-2”), Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this statement for financial assets and financial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of November 1, 2008. The Company will adopt the statement for nonfinancial assets and nonfinancial liabilities on November 1, 2009. The adoption of this statement for financial assets and financial liabilities did not have a material impact on its consolidated financial statements, and the Company does not anticipate that the full adoption of SFAS 157 will significantly impact the consolidated financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on November 1, 2008. It has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no impact on its consolidated financial statements and footnote disclosure.

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. Effective November 15, 2008, the Company adopted SFAS No. 162, which did not have any impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1 – Disclosures about the Fair Value of Financial instruments for Interim Reporting Periods

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s consolidated financial statements.

FS FAS 157-4 – Additional Guidance for Fair Value Measurements

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on the Company’s consolidated financial statements.

FSP FAS 115-2 – Other-Than-Temporary Impairment Guidance for Debt and Equity Securities

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on the Company’s consolidated financial statements.

SFAS No.165 – Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. SFAS No. 165 was adopted for its interim period ended July 31, 2009. Subsequent events have been evaluated through September 10, 2009, the date the consolidated financial statements were issued as further discussed in EITF Topic No. D-86.

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

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective November 15, 2008. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

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

APB 14-1 – Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”)

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning November 1, 2009, and retrospective application is required for all periods presented. The Company is currently evaluating the impact of this on its consolidated financial statements.

EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share information must be adjusted retrospectively. The Company will adopt FSP EITF 03-6-1 as of November 1, 2009; the Company does not currently have any share-based awards that would qualify as participating securities.

EITF 07-05 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”), which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of EITF Issue No. 07-05 on its consolidated financial statements and footnote disclosure.

SFAS No. 167 - Amendments to FASB Interpretation (“FIN”) No. 46(R)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This Statement is a revision to FIN 46(R) and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This Statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

SFAS No. 168 – The FASB Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have an effect on the Company’s financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Li Liu and Ms. Tong Li, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Li Liu and Ms. Tong Li concluded that as of July 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended July 31, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended July 31, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On May 22, 2009, our subsidiary Tianjin Yayi entered into a loan agreement with Rural Corporative Bank of Tianjin for $1,461,433 (RMB10,000,000). The annual interest rate is 6.4% per annum and the loan will mature on May 21, 2010. The loan is guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of $21,921 (RMB150,000).

On July 3, 2009, our subsidiary Tianjin Yayi entered into a loan agreement with Rural Corporative Bank of Tianjin for $2,192,149 (RMB15,000,000). The annual interest rate is 6.4% per annum and the loan will mature on May 21, 2010. The loan is guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd with a guarantee fee of $21,921 (RMB150,000).

On June 10, 2009, our subsidiary Weinan Milkgoat entered into a construction agreement with Zhuangli Construction Team for the construction of a goat farm facility located in Fuping County for RMB 7.36 million (approximately $1.08). The construction period is from June 20, 2009 to September 20, 2009. Pursuant to the construction agreement, Weinan Milkgoat agreed to pay 30% of the contract price when the contract was entered into, 45% of the contract price when the construction of the principal part of the facility starts and the rest 25% will be paid within 12 months after the completion of the construction.

On July 2, 2009, our subsidiary Weinan Milkgoat entered into a construction agreement with Fuping County Qinzheng Construction Engineering Corporation for the construction of a goat farm facility located in Fuping County for RMB 9.9 million (approximately $1.46). The construction period is from July 5, 2009 to October 15, 2009. Pursuant to the construction agreement, Weinan Milkgoat agreed to pay 30% of the contract price by July 10, 2009, 40% of the contract price by July 20, 2009. Weinan Milkgoat will pay 20% of the contract price when the construction is completed and the rest 10% within 12 months thereafter.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the agreements or the transactions contemplated thereby or a complete explanation of the materials thereof. The foregoing description is qualified in its entirety by reference to the English Translation of Loan Agreement, the English Translation of Comprehensive Credit Agreement, the English Translation of Zhuangli Construction

Agreement and the English Translation of Qinzheng Construction Agreement attached hereto as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively.

ITEM 6. EXHIBITS.

EXHIBITS.

10.1*	English Summary of Loan Agreement, by and between Tianjin Yayi and Rural Corporative Bank of Tianjin, dated May 22, 2009.

10.2*	English Summary of Comprehensive Credit Agreement, by and between Tianjin Yayi and Rural Corporative Bank of Tianjin, dated July 3, 2009.

10.3*	English Translation of Zhuangli Construction Agreement, by and between Weinan Milkgoat and Zhuangli Construction Team, dated June 10, 2009.

10.4*	English Translation of Qinzheng Construction Agreement, by and between Weinan Milkgoat and Fuping County Qinzheng Construction Engineering Corporation, dated July 2, 2009.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: September 14, 2009

YAYI INTERNATIONAL INC.

By: /s/ Li Liu

Li Liu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Tong Li

Tong Li
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	English Summary of Loan Agreement, by and between Tianjin Yayi and Rural Corporative Bank of Tianjin, dated May 22, 2009.

10.2*	English Summary of Comprehensive Credit Agreement, by and between Tianjin Yayi and Rural Corporative Bank of Tianjin, dated July 3, 2009.

10.3*	English Translation of Zhuangli Construction Agreement, by and between Weinan Milkgoat and Zhuangli Construction Team, dated June 10, 2009.

10.4*	English Translation of Qinzheng Construction Agreement, by and between Weinan Milkgoat and Fuping County Qinzheng Construction Engineering Corporation, dated July 2, 2009.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.