Form 10-K
period 2009-10-31
Yayi International Inc
filed 2010-02-16
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: October 31, 2009

OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________

Commission File Number: 000-23806

YAYI INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0046720
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

No. 9 Xingguang Road,
Northern Industrial Park of Zhongbei Town,
Xiqing District, Tianjin 300384, China
(Address of principal executive office and zip code)

(86)22-2798-4033
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     [     ]                    No    [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     [     ]                    No    [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     [ X ]                    No    [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [     ]            Accelerated filer [     ]            Non-accelerated filer [     ]            Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     [     ]                    No    [ X ]

As of April 30, 2009, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $7.18 million. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2010, there were 26,303,113 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

YAYI INTERNATIONAL INC.

FORM 10-K
For the Fiscal Year Ended October 31, 2009

i

Use of Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

  “we,” “us,” “our company,” “our” and “Yayi” refer to the combined business of Yayi International Inc. and/or its consolidated subsidiaries, as the case may be;

  “Charleston” refers to Charleston Industrial Co. Limited, our direct, wholly-owned subsidiary, a BVI corporation;

  “Tianjin Yayi” refers to Tianjin Yayi Industrial Co. Ltd., our indirect, wholly-owned subsidiary, a Chinese company;

  “BVI” refers to the British Virgin Islands;

  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

  “Renminbi” and “RMB” refer to the legal currency of China;

  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

  “SEC” refers to the United States Securities and Exchange Commission;

  “Securities Act” refers to the Securities Act of 1933, as amended; and

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended

Forward-Looking Statements

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

  the recent credit crisis and turmoil in the global financial system;

  our reliance on small goat farms and individual goat farmers for our supply of raw goat milk and third parties in the processing of raw goat milk; and

  adverse changes in political and economic policies of the PRC government.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this annual report are discussed in Item 1A “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this annual report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this annual report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PART I

ITEM 1.     BUSINESS

Overview

We are the first mover and a leading producer and distributor of premium goat milk formula products for infants, toddlers, young children, and adults in China. Our current formula product lines are targeted at the premium segment of the diary market and health-conscious consumers. Headquartered in Tianjin, we sell and distribute our products through a network of approximately 3,600 retail points including infant-maternity chain stores, supermarkets (including multinational chains) and drug stores, as well as catalogue sales across China. We are vertically integrated and source raw goat milk from our proprietary dairy farms as well as neighboring goat dairy farmers on a long-term contract basis in collection centers, which helps us maintain quality control.

History and Corporate Structure

We were originally incorporated in Delaware in 1986 under the name of Commercial Ventures Ltd. The name was changed to FIN U.S.A., Inc. in 1987, and in 1993 to I/NET, INC. I/NET, developed and marketed computer software for mid range computers. In 2006, Tryant, LLC acquired a significant part of ownership of I/NET. In connection therewith, the business operations related to I/NET’s prior activities ended and the company commenced seeking other business opportunities. On April 15, 2007, our name was changed to Ardmore Holding Corporation and in September 2008, following the reverse merger described below, our name was changed to Yayi International Inc.

In June 2008, we entered into and completed a series of transactions pursuant to which we, among other things, (i) raised gross proceeds of $1.3 million from the sales of our convertible notes and warrants to certain investors, or the 2008 Investors, and (ii) acquired, through a reverse subsidiary merger, Charleston. Charleston owns 100% equity interest in Tianjin, an entity organized under the laws of PRC. Tianjin Yayi is a leading manufacturer and distributor of goat milk powder products in China. As a result of this reverse merger, we became the owner of Tianjin Yayi. On November 24, 2009, we and the 2008 Investors entered into a Settlement Agreement pursuant to which, each of the 2008 Investors converted its own entire principal amount of and accrued interest on all of the notes it holds into an aggregate 1,296,275 shares of the Company’s common stock at a conversion price of $1.08 per share.

In August 2008, we acquired Fuping Milkgoat Dairy Co., Ltd., or Fuping Milkgoat for approximately $620,000. Fuping Milkgoat purchases raw goat milk and processes it into powder.

On June 18, 2009, we entered into a series A preferred stock purchase agreement, or the Stock Purchase Agreement with Global Rock Stone Industrial Ltd, a BVI company, or Global Rock, Charleston, Tianjin Yayi, the individuals named thereto and an accredited investor, SAIF Partners III L.P. (“SAIF”). Pursuant to the Stock Purchase Agreement, we issued and sold to SAIF 1,530,612 shares of the Company’s Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), at a price per share of $9.80 for an aggregate purchase price of $15.0 million. The Series A Preferred Stock is convertible into the Company’s common stock at an initial conversion price at $0.98 per share, which conversion price is subject to stock split, recapitalization and other anti-dilution protection, as well as adjustments based on the Company’s financial performance.

In connection with the above private placement transaction, on June 16, 2009, we filed a Certificate of Designation of Series A Preferred Stock with the Secretary of State of the State of Delaware, or the Certificate, which became effective upon filing. Pursuant to the Certificate, there are 1,530,612 shares of Series A Preferred Stock authorized. The holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, when, as and if declared by the Board. The shares of Series A Preferred Stock may be converted into the Company’s common stock at the option of the holders of the Series A Preferred Stock in whole or in part at any time at an initial conversion price of $0.98, subject to future adjustments set forth in the Certificate. Specifically, the Certificate established a minimum after-tax net income threshold of $10.45 million for the 12-month period ending June 30, 2010 and $14.3 million for the 12-month period ending June 30, 2011, or the 2011 Net Income Threshold. If we fail to achieve these net income thresholds, then the conversion price of the Series A Preferred Stock is reduced in accordance with a formula specified in the Certificate. The adjustment applicable to the 12-month period ending June 30, 2011, however, contains a grace period that provides us with additional time if it has not achieved the 2011 Net Income Threshold by June 30, 2011. If the Company has not achieved the 2011 Net Income Threshold, the conversion price will be instead adjusted based on the Company’s after-tax net income on an annualized basis for an 18-month period ending December 31, 2011.

The following chart reflects our organizational structure as of the date of this report.

Dairy Industry in China

Industry Growth Drivers

China’s large population, growing disposable income and rapidly changing consumer habits create a favorable market for premium dairy products. According to a report by Bank of America Merrill Lynch, China’s per capita dairy consumption remains one of the lowest globally, merely 18.3kg in 2008 which is 1/7 of the consumption in US. Industry professionals forecast that the per capita dairy consumption in China could reach 27kg by 2015 and 36kg by 2020 driven by increasing population and higher per capita consumption.

The prospects for China’s infant formula market look particularly promising with on average 17 million newborns each year. The country may be experiencing a small baby boom due to an exception to China’s one-child policy; parents who are both single children of their respective families are allowed to have a second child. According to Euromonitor, the infant formula market is expected to grow at a compound annual growth rate of 23.1% between 2008 and 2013. In general, the one-child policy makes Chinese parents inclined to prioritize their children’s health over other consumption, which supports the market for premium infant formula products.

The Case of Goat Milk

According to China Dairy Association, goat milk can potentially account for 3% of China’s RMB200 billion (approximately $29 billion) dairy market. We , with our broad product portfolio and first mover position in goat milk production and distribution, are well positioned to take advantage of this increased demand.

China’s government has been promoting milk consumption since the mid 1990s because of its beneficial nutritional properties. The Eleventh Five-Year Plan (2006-2011) encourages every Chinese citizen to consume 0.5 kg of dairy products per day. The favorable government policies coupled with the prevalence of sensitivity towards cow milk products in China further support the demand for goat milk. Independent studies (for example Prosser et al (2003) and Bevilacqua et al (2001)) demonstrate that goat milk has a beneficial protein structure compared with cow milk, facilitating absorption of nutrients in goat milk by the human digestive system, which may make goat milk a more suitable alternative for Chinese consumers who have experienced problems with digesting cow milk.

Compared with cow milk, the molecules of lactose and fat globules are smaller in goat milk, making goat milk more easily absorbed by individuals who are sensitive to milk products. Moreover, lower acidity, the concentration of medium-chain triglyceride fatty acids, and the absence of r-casein, the main allergen found in cow milk, improve the digestibility of goat milk, making it an appealing substitute for cow milk.

Post Melamine Scandal Era

In 2008, the reputation of China’s dairy industry was severely damaged as melamine, a toxic chemical used to manufacture plastics, was discovered in products from 22 domestic dairy producers. In response, the Chinese government issued the Regulation on the Supervision and Administration of the Quality and Safety of Dairy Products, which encourages stricter national standards for the quality and safety of dairy products, heightens sanitary requirements, and imposes more responsibility on dairy processors to control the sources of raw milk. In addition, a Food Safety Act has been implemented in June 2009 to revise problems related to the scandal. Dairy processors are strongly encouraged to implement HACCP or GMP quality certification systems. Further efforts to align the interests of different parties including farmers, processors, dairies and consumers are underway.

Following the scandal, the Ministry of Agriculture stipulated that only one milk processing plant be allowed on a ranch within the radius of 60 kilometers. New projects must reach processing capacity of 200 tons of raw milk per day based on raw milk sources proprietary to or controlled by the dairy processor, and raw milk must contribute to no less than 30% of total processing capacity. The added capacity in expansion projects must reach at least 100 tons of raw milk per day, and 75% of the existing processing capacity must be based on raw milk sources proprietary to or controlled by the dairy processor.

With the growing awareness and lingering safety concerns about cow milk, we are well positioned to take advantage of the unprecedented opportunity to cement our presence in the goat milk and premium infant formula sectors.

Our Competitive Strengths

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

  First Mover Advantage. Goat milk is emerging as an ideal substitute to cow milk as consumers are increasingly aware of its benefits particularly for infants, who prefer a dairy product with a nutritional and molecular composition closer to human milk. We are the first Chinese company to produce, sell and distribute goat milk formula products throughout China since 2001.

  Dedication to Quality Control. We source raw milk from our proprietary dairy farms and other goat dairy farmers on long-term contract basis in the Shaanxi Province in northwestern China, where dairy goats are abundant and of optimal breed for milk production. Vertically integrated production and the ability to control raw goat milk sources enable us to secure raw material supply, and thus maintain our leading position in the market. Proprietary dairy farm and goat milk collection centers have also benefited us following the 2008 cow milk scandal, when melamine was found in various cow milk-based infant formula products in China. In the wake of the scandal, Chinese food safety authorities imposed stricter industry regulation regarding supply chain quality control and expansion plans for dairy processors, which has benefited established players like us . Our facilities are ISO 9001, ISO 14001 and HACCP certified.

  High-end Products. We have been a leading producer and distributor of goat milk formula products for infants, toddlers, young children, and adults in China. Our current formula product lines are targeted at the premium segment of the diary market and health-conscious consumers. Given goat milk’s nutritional and molecular composition closer to human milk as well as the scarcity of goat milk for dairy goats have limited production capacity when compared to dairy cows, our goat milk products are positioned as a much more highly valued dairy product in the market.

  Experienced Management. Our senior management team has extensive operating experience and industry knowledge. Ms. Li Liu, who is our founder, Chairwoman, CEO and President, started the Company’s goat milk business since 2001. She has been a pioneer in the industry. Mr. Feng Shek, who has served as our Executive Director, Vice President and Deputy General Manager, was deeply involved in the goat milk business while at P&G Taiwan. He was formerly Director of Sales for P&G Taiwan.

Our Growth Strategy

As a leading goat milk producer and distributor in China, we believe we are well positioned to capitalize on future industry growth in China. We are dedicated to providing healthy and high quality products to our consumers. We will implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

  Focus on brand development. In order to manifest its position as China’s leader in goat milk products and to educate consumers about the benefits of goat milk, we plan to invest in strengthening our brand equity. In November 2009, we engaged US-based branding and strategic positioning agency, Trout & Partners to enhance our brand position and build “Milk Goat” into a household brand in China. As part of the strategy, we intend to target more supermarkets with our products.

  Increase production capacity. We are in the process of increasing our production capacity for goat milk products by more than 400%. We broke ground on a new facility in Shaanxi Province in November 2009, which is expected to commence production by the end of 2010 and become the largest raw goat milk processing base in China. We have also invested in a new processing plant in Tianjin, which is expected to go into trial production in the second quarter of calendar year 2010. While increasing production, we also develop our product portfolio in order to penetrate additional consumer segments.

  Expand distribution network. We sell and distribute our products through a network of approximately 3,600 retail points including infant-maternity chain stores, supermarkets (including multinational chains) and drug stores, as well as catalogue sales across China. The infant-maternity chain stores currently contribute to the bulk of our sales efforts. Beginning in 2010, we expect to expand aggressively into the supermarkets segment as well as online sales through our online store on Taobao.com.

  Focus on quality control. We continue to improve our product inspection procedures and monitor our raw milk suppliers in order to ensure the high quality of our products.

Our Goat Milk Products – Powder and Liquid

We currently manufacture and distribute powder and liquid goat milk products. For our fiscal years ended October 31, 2009 and 2008, powder products accounted for approximately 99% and 90% of net sales, respectively, and liquid products accounted for approximately 1% and 8% of net sales, respectively. Our powder products are sold throughout most of China. Sales of powdered products began in Tianjin and Beijing during 2001 to 2003, in Southern China during 2004 to 2006 and Northern China during 2006 through the present. Sales of liquid products began in Tianjin in January 2007 and in Beijing, Zhejiang and Fujian in March 2008. We anticipate gradually expanding the areas in which liquid products are sold. Powder products generally generate higher gross margins than liquid products though we believe that over the long term, the sales volume of our liquid products will be greater than powder products.

We sell approximately 58 different goat milk powder products. Our principal goat milk powder product lines may generally be categorized as follows:

  Powders targeted to or formulated for infants aged 0 - 6 months old, babies 6 - 12 months old, toddlers from 1 - 3 years old, pre-schoolers from 3-7 years old and children, teens and adolescents. Generally, powders targeted to age groups ranging from 0 to 7 years old represent between 60-70% of our net sales.

  Powders targeted to or formulated for pre-and post-natal women.

  Powders targeted to or formulated for those interested in maintaining general health and well being, enhancing beauty, inducing restfulness and reducing eye fatigue.

  Sugar-free goat milk powder targeted to or formulated for those who desire to regulate their sugar intake.

  Powders targeted to or formulated for health conscious adults.

Most of our goat milk products are formulated through the inclusion of supplements such as vitamins, calcium, iron, selenium, chromium and omega-3 fatty acids, as needed to address the nutritional or health needs of the consumer.

Raw Materials and Suppliers

Our supply of goat milk comes from Saanen dairy goats raised on individual and small-scale farms in Weinan City in China’s Shaanxi Province. This province is one of the three largest goat milk producing areas in China; an area especially conducive to the production of goat milk, with a reputation as one of the most fertile and agriculturally rich regions in China in which to raise dairy goats. Saanen dairy goats are known for the quantity and quality of milk they produce and usually yield the industry’s ideal of 3-4 percent milk fat. In fiscal 2009, approximately 41% of our goat milk requirements were supplied by five small-scale cooperative farms (i.e., farms that generally support flocks of between 100-200 goats), ,and approximately 59% of these requirements were supplied by 18 small-scale farm (i.e., farms that generally support flocks of between 100-200 goats) In fiscal 2009, we acquired an aggregate of approximately 9,418 tons of raw goat milk, of which approximately 3,868 tons was purchased from the five small scale cooperative farms and the balance was acquired from the individual farms. We have short-term supply arrangements with local governmental and quasi-governmental authorities pursuant to which we purchase all the milk produced by the small-scale farms subject to that local authority at a price negotiated from time to time by us and the individual farm.

We are not dependent on any single supplier or group of suppliers for our raw milk supply. No supplier of raw goat milk accounted for more than ten percent of our goat milk requirements for the fiscal years ended October 31, 2009 and 2008. We believe that our relationships with our raw goat milk suppliers are satisfactory and that alternative sources of supply are available to us on no less favorable terms than are currently available.

Other materials used to produce powdered include desalting whey powder, lactose, plant fat powder, lactalbumin, whey protein concentrate, soybean lecithin, various vitamin and mineral supplements and packaging materials. During fiscal 2009, LinTong Honxing Dairy Co., Ltd. accounted for approximately 7.6% of our purchasing volume and during fiscal 2008, it accounted for 13% of our purchasing volume. We have not experienced any significant difficulty in purchasing these or any other materials. We believe that alternative sources of supply are available to us on no less favorable terms than are currently available.

Processing

The raw goat milk is collected by hand or machine and brought to a collection station. There are approximately 500 collection stations (fifty of which are engaged with us through cooperation) distributed throughout Weinan County that are used to collect the goat milk into refrigerated storage tanks, which are then delivered by refrigerated vans to our processing plants.

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

We have one spray tower in our Fuping Milkgoat Goat Milk Co. Ltd., which is used to make raw liquid goat milk into raw goat milk powder.

We have engaged two independent processors to assist us in the processing of our raw goat milk into powder products. They provide, among other things, production facilities, offices, dormitories, equipment and personnel to assist in the processing of raw liquid goat milk into raw goat milk powder products.

Sales and Marketing

Currently, we have 428 experienced marketing personnel who are responsible for market research, promotion and advertisement. We strengthen our market presence by employing various types of marketing strategies. We participate in annual trade shows such as National Baby and Young Children Fair and National Sugar and Spirit Fair, offer seminars and lectures to local communities regarding the health benefits of our goat milk products, television advertisements at national and local levels, and other promotional activities. These activities help to promote our reputation and brand name recognition in the industry.

We use more than 400 distributors to sell our products. The distributors are located in 26 provinces in China. We sell and distribute our products through a network of approximately 3,600 retail points including infant-maternity chain stores, supermarkets (including multinational chains) and drug stores, as well as catalogue sales across China.

We use three independent trucking contractors to distribute our products throughout China. We selected these trucking companies based on cost and efficiency. We believe that alternative shipping arrangements are available if required, on no less favorable terms than are currently available.

We do not significantly depend on any single customer for the sales of our products. We did not have any customer constituting greater than 10% of net sales for the year ended October 31, 2009.

Competition

The dairy industry in China is highly competitive and we face substantial competition from both cow and goat milk producers.

Cow milk accounts for more than 90% of the milk consumed in China. The principal producers and distributors of cow milk are Inner Mongolia Yili Industrial Group Co., Ltd. and Inner Mongolia Meng Niu Dairy (Group) Co., Ltd. We compete with cow milk based on the nutritional advantages of goat milk. Those advantages include higher nutritional levels of proteins and vitamins (in particular, vitamins B1, B2 and C) and ease of digestibility. These factors make goat milk particularly attractive for those interested in maintaining a healthy lifestyle and for use by infants and other consumers sensitive to dairy products or allergic to cow milk. However, cow milk’s competitive advantages over goat milk include more favorable pricing, easy availability, and greater market acceptance. This greater market acceptance is attributable to, among other things, the historic association of goat milk with unfavorable smells, a much larger supply of available cow milk, and the fact that goat milk has only recently developed as an alternative available to consumers in China on a mass-market basis. We are working to improve acceptance of goat milk through marketing efforts geared towards emphasizing its nutritional advantages and its favorable taste and smell.

We also compete directly with China and foreign-based goat milk manufacturers. Our China based competitors include Dalian Jiuyang, Shaanxi Red Star Dairy Ltd. and Shaanxi Guanshan Dairy Ltd. We believe that the principal competitive advantages in competing with our China-based competitors are product recognition (including recognition based on quality flavor and price), strong distribution relationships, established supply sources, and quality. Our foreign competitors include Karihome (Dairy Goat Co-operative (NZ) Ltd ("DGC")) and Mead Johnson. We compete with our foreign competitors, and in particular, the products sold by Mead Johnson principally through more favorable pricing though we believe that the quality of our products is comparable to, if not superior to, the quality of our competitors’ products.

Research and Development

Our research and development activities focus on upgrading and enhancing our unique, traditional recipes for our products and improvement in packaging. We currently have five employees dedicated to research and development.

For the years ended October 31, 2009 and 2008, we expended $150,101 and $113,309, respectively, with respect to research and development activities. We are in the process of developing new goat milk based products but do not anticipate that such products will have a material impact in the near term on our results of operations.

Intellectual Property

In 2002, we registered in China the trademark, “Mei Ke Gao Te” (a transliteration of “Milk Goat” in Chinese) for use with our liquid and powder products and the trademark, “Yi Mei Shi” for use with our powder products. The “Mei Ke Gao Te” mark is generally used for all our products other than those formulated to provide a particular nutritional or health benefit and the “Yi Mei Shi” mark is used for those products emphasizing a specific health or nutritional benefit. Each of such trademarks has a term of ten years and may be renewed thereafter.

On June 12, 2009, we entered into a purchase agreement to buy the goat odor elimination technologies out right from Taiwan Richlink Enterprise Company Ltd., pursuant to which we are permitted to use these technologies with respect to all of our products. All payments required to be made by us under this arrangement have been made. We are prohibited, with certain exceptions, from disclosing or transferring the technology.

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

The national, provincial and local governments have increased their oversight of the production and distribution of dairy products in response to melamine contamination of certain dairy products produced in China. In September 2008, our goat milk products were inspected by China's Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”). AQSIQ determined that our products are safe. We anticipate that we will incur additional expense in complying with additional governmental regulation and oversight. We anticipate that we will generate additional net sales as consumers migrate to dairy products processed by companies, such as Tianjin Yayi, with reputations for producing quality products, though no assurance can be given in this regard.

We believe that we comply in all material respects with applicable rules and regulations.

Seasonality

While the consumption of goat milk is not seasonal, goat milk production is seasonal because goats generally do not produce milk from November through February. During such period, we generate sales of goat milk powder from our inventory that builds during the period preceding such hiatus.

Our Employees

As of October 31, 2009, we employed 604 full-time employees. The following table sets forth the number of our employees by function as of October 31, 2009.

FUNCTION	NUMBER OF EMPLOYEES
Sales Department	428
Production Department	96
Financial Department	12
Administrative Office	68
TOTAL	604

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages and we believe our relationship with our employees is satisfactory.

We are required by the PRC law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Insurance

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure. See “Risk Factors – We do not carry any business interruption insurance, third-party liability insurance for our production facilities or insurance that covers the risk of loss of our products in shipment.”

ITEM 1A.     RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this report. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline. You should also refer to the other information about us contained in this report, including our financial statements and related notes.

RISKS RELATED TO OUR BUSINESS

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

The global economic crisis could further impair the dairy industry thereby limiting demand for our products and affecting the overall availability and cost of external financing for our operations.

The continuation or intensification of the global economic crisis and turmoil in the global financial markets may adversely impact our business and our potential sources of capital financing. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, these economic conditions also impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Consumer purchases of discretionary items, including our goat milk powder, generally decline during recessionary periods and other periods where disposable income is adversely affected. If demand for our products fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed. Presently, it is unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the dairy industry and other industries that affect our business. Although these conditions have not presently impaired our ability to access credit markets and finance our operations, the impact of the current crisis on our ability to obtain capital financing in the future, and the cost and terms of same, is unclear.

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

Raw goat milk is the primary raw material we use to produce our products. We do not own our goats and depend on small goat farms and individual goat farmers for our supply of raw goat milk. We expect that we will need to continue to increase the number of farms and farmers from which we source raw milk. If we are not able to maintain our relationships with current suppliers and develop new sources of supply, we will not be able to meet our production goals and our sales will fall. If we are forced to expand our sources for raw milk, it may be more and more difficult for us to maintain our quality control over the handling of the product in our supply and manufacturing chain. A decrease in the quality of our raw materials would cause a decrease in the quality of our product and could damage our reputation and cause sales to decrease.

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

We face competition from cow milk and goat milk producers. Most of our competitors producing cow milk are well established, have greater financial, marketing, personnel and other resources than we have been in business for longer periods of time than we have, and have products that have gained wide customer acceptance in the marketplace. The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to our advertising claims. The milk industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. We may be unable to compete successfully or our competitors may develop products that have superior qualities or gain wider market acceptance than ours.

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

Our sales and reputation may be affected by product liability claims, litigation, product recalls, or adverse publicity in relation to our products.

The sale of products for human consumption involves an inherent risk of injury to consumers. We face risks associated with product liability claims, litigation, or product recalls, if our products cause injury, or become adulterated or misbranded. Our products are subject to product tampering, and to contamination risks, such as mold, bacteria, insects, and other pests, and off-flavor contamination during the various stages of the procurement, production, transportation and storage processes. If any of our products were to be tampered with, or become tainted in any of these respects and we were unable to detect this, our products could be subject to product liability claims or product recalls. We cannot predict what impact such product liability claims or resulting negative publicity would have on our business or on our brand image. The successful assertion of product liability claims against us could result in potentially significant monetary damages, diversion of management resources and require us to make significant payments and incur substantial legal expenses. We do not have product liability insurance and have not made provisions for potential product liability claims. Therefore, we may not have adequate resources to satisfy a judgment if a successful claim is brought against us. Even if a product liability claim is not successfully pursued to judgment by a claimant, we may still incur substantial legal expenses defending against such a claim. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in the suspension of production or distribution of our products, loss of certain licenses, or other governmental penalties. A widespread product recall could result in significant loss due to the cost of conducting a product recall including destruction of inventory and the loss of sales resulting from the unavailability of the product for a period of time. In addition, product liability claims and product recalls could have a material adverse effect on the demand for our products and on our business goodwill and reputation. Adverse publicity could result in a loss of consumer confidence in our products.

We compete in an industry that is brand-conscious, and unless we are able to establish and maintain brand name recognition, our sales may be negatively impacted.

Our business is substantially dependent upon awareness and market acceptance of our products and brand by our targeted consumers. In addition, our business depends on acceptance by our suppliers and consumers of our brand. Although we believe that we have made progress towards establishing market recognition for our brands “Mei Ke Gao Te” and “Yi Mei Shi” in the dairy products industry in China, it is too early in the product life cycle of the brand to determine whether our products and brand will achieve and maintain satisfactory levels of acceptance by our customers.

Expansion of our business may put added pressure on our management and operational infrastructure impeding our ability to meet any potential increased demand for the products that we sell and possibly hurting our future operating results.

Our business plan is to grow our operations significantly to meet anticipated growth in demand for the products that we sell, and by the introduction of new product offerings. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. The evolution of our business also presents numerous risks and challenges, including:

  our ability to successfully and rapidly expand sales to potential new distributors in response to potentially increasing demand;

  the costs associated with such growth, which are difficult to quantify, but could be significant; and

  rapid technological change.

To accommodate any such growth and compete effectively, we may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage our employees, and such funding may not be available in sufficient quantities, if at all. If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

Due to our rapid growth in recent years, our past results may not be indicative of our future performance and evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in net income for the fiscal year ended October 31, 2009 to $5.4 million, from $1.8 million for the prior fiscal year. We may not be able to achieve similar growth in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Moreover, our ability to achieve satisfactory production results at higher volumes is unproven. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

We depend heavily on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Li Liu, our chief executive officer and chairperson, and Feng Shek, our Vice President. If we lose any of these key employees and are unable to find a qualified replacement in a timely manner, our business will be negative impacted. In addition, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete the institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the reclamation, technical, and marketing aspects of our business, any part of which could be harmed by turnover in the future.

Our inability to protect our intellectual property may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights, know how and trade secrets, could result in the expenditure of significant financial and managerial resources. We produce, market and sell our products using trademarks of “Mei Ke Gao Te” and “Yi Mei Shi.” We regard our intellectual property, particularly our trademark, know how and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of patent, trademark, trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our patent, trademark, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, and profitably exploit our products.

We do not carry any business interruption insurance, third-party liability insurance for our production facilities or insurance that covers the risk of loss of our products in shipment.

Operation of our facilities involves many risks, including equipment failures, natural disasters, industrial accidents, power outages, labor disturbances and other business interruptions. Furthermore, if any of our products are faulty, then we may become subject to product liability claims or we may have to engage in a product recall. We do not carry any business interruption insurance, product recall or third-party liability insurance for our production facilities or with respect to our products to cover claims pertaining to personal injury or property or environmental damage arising from defects in our products, product recalls, accidents on our property or damage relating to our operations. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Our management has identified deficiencies in our internal control over financial reporting, which if not properly remediated could result in material misstatements in our future interim and annual financial statements and have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

See “Item 9A(T). Controls and Procedures” for a discussion of matters pertaining to our internal controls over financial reporting.

Although we are in the process of implementing initiatives aimed at addressing these deficiencies, these initiatives may not remediate the inadequacy. Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial and other information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. Further, it could cause our investors to lose confidence in the information we report, which could adversely affect the price of our common stock.

We do not have any independent directors and may be unable to appoint any qualified independent directors.

We currently do not have any independent directors. We plan to appoint a number of independent directors that will constitute a majority of our board of directors before our common stock is listed on a national securities exchange or NASDAQ, but we may not be able to identify independent directors qualified to be on our board.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

  a higher level of government involvement;

  a early stage of development of the market-oriented sector of the economy;

  a rapid growth rate;

  a higher level of control over foreign exchange; and

  the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

If we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

Our operations are subject to PRC laws and regulations applicable to us. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations. Our failure to comply with applicable PRC laws and regulations could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products. It is possible that changes to such laws or more rigorous enforcement of such laws or with respect to our current or past practices could have a material adverse effect on our business, operating results and financial condition.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

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

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to hedge our exposure successfully at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to our non-PRC stockholders and us.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that Yayi International Inc. is a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that CSRC approval is required in connection with the reverse acquisition of Charleston, the reverse acquisition may be unwound, or we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule, among other things, requires that an offshore company controlled by PRC companies or individuals that have acquired a PRC domestic company for the purpose of listing the PRC domestic company’s equity interest on an overseas stock exchange must obtain the approval of the CSRC prior to the listing and trading of such offshore company’s securities on an overseas stock exchange. On September 21, 2006, the CSRC, pursuant to the M&A Rule, published on its official web site procedures specifying documents and materials required to be submitted to it by offshore companies seeking CSRC approval of their overseas listings.

We do not believe that the M&A Rule concerning the CSRC approval for acquisition of a PRC domestic company by an offshore company controlled by PRC companies or individuals applies to our reverse acquisition of Charleston because neither Yayi International Inc. nor Charleston is a “Special Purpose Vehicle” or an “offshore company controlled by PRC companies or individuals” as defined in the M&A Rule. If the CSRC or another PRC governmental agency subsequently determines that we must obtain CSRC approval prior to the completion of the reverse acquisition, the reverse acquisition may be unwound and we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China and limit our operating privileges in China, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

You may have difficulty enforcing judgments against us.

We are a Delaware holding company and most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, the trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about us or our business. If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price for our common stock or trading volume to decline.

Furthermore, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Certificate of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock. In connection with our private placement transaction in June 2009, we filed a Certificate of Designation of Series A Preferred Stock with the Secretary of State of the State of Delaware on June 16, 2009, pursuant to which we issued 1,530,612 shares of Series A Preferred Stock to SAIF.

Because we do not intend to pay any dividends, stockholders must rely on stock appreciation for any return on their investment in our common stock.

We have not paid any dividends on our common stock and we do not intend to declare and pay any dividends on our common stock. Earnings, if any, are expected to be retained by us to finance and expand our business.

ITEM 2.     PROPERTIES

There is no private ownership of land in China and all land ownership is held by the government of China, its agencies, and collectives. In the case of land used for business purposes, land use rights can be obtained from the government for a period up to 50 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required land transfer fee.

We own or lease the following manufacturing and production facilities:

  we own a facility located in Fuping County of Shaanxi Province capable of spray drying 50 metric tons of raw milk per day. The facility occupies an area of 100 square meters.

  our wholly owned facility located in the Xiqing District of Tianjin City, which is, on the basis of a daily double shift, capable of combining and formulating the milk powder with the nutritional supplements and then packaging the end product at a rate of seven metric tons per day. The facility occupies an area of 800 square meters.

  we also own a production line for box-packed milk powder, which has the production capacity of 500 metric tons per year. These production lines are located at our Xiqing facility.

We entered into a series of agreements in fiscal 2009 to purchase and construct 9 farm facilities and 10 raw milk collection station, to ensure a steady supply of raw liquid goat milk.

Construction in progress of goat farm facilities

During the year ended October 31, 2009, we signed several agreements with two construction companies, Zhuangli Construction Team and Fupin County Qinzheng Construction Engineering Corporation for the construction of farm facilities with a total amount of $2,524,093 (RMB17,260,000). $1,551,893 (RMB10,612,000) has been paid as of October 31, 2009. The remaining balance of $972,200 (RMB6,648,000) will be paid progressively. The final payment of 25% to Zhuangli Construction Team is due one year after the construction is completed and accepted. The remaining balance for the construction by Qinzheng Construction Engineering Corporation will be paid progressively and final payment of 10% is due one year after the construction is approved and accepted. Due to the changes of some construction location, the completion date was extended to May, 2010. On September 2009, we signed a supplemental agreement with Qinzheng Construction Engineering Corporation reducing the total amount of costs by $277,855 (RMB1,900,000) due to the changes of construction location. The remaining balance after reduction is $694,345 (RMB4,748,000) and will be paid progressively.

During the year ended October 31, 2009, we signed an agreement with Zhuangli Construction Team for the construction of goat milking stations with the total amount of $482,590 (RMB3,300,000). $459,192 (RMB3,140,000) has been paid as of October 31, 2009. The remaining balance of $23,398 (RMB160,000) is due one year after the construction is completed and accepted. Due to the low milk production season, we decided to postpone the date for installing equipment to May, 2010.

In August and October 2009, we signed 8 purchase agreements with 8 different farmers to buy farm facilities with the total amount of $1,197,701 (RMB8,190,000). All the purchase prices have been paid of by January 2010.

Purchase of Machinery & Equipment for Jinghai facilities

During the year ended October 31, 2009, we signed three contracts for purchasing machinery and equipment to expand our goat milk powder production lines and liquid goat milk production line, with the total amount of $6,214,372 (RMB42,494,500). $1,740,586 (RMB11,902,300) has been paid as of October 31, 2009. The remaining balance of $4,473,786 (RMB30,592,200) will be paid progressively. The machinery and equipment is expected to be delivered and inspected by March 31, 2010 and final payment of 5% is to be paid within 6 months after approval of final inspection of equipment received.

We also have approximately 26 sales offices located throughout China; these offices assist in coordinating, developing, and maintaining relationships with our distributors and retailers. The number of such offices fluctuates from time to time based on our assessment of our marketing and sales requirements. The leases for the sales offices are generally on an annual basis.

Our current administrative, processing and warehousing facilities are insufficient for our needs. Accordingly, we have entered into a number of agreements and arrangements to expand our facilities that are summarized below.

We and Tianjin Mengyang entered into an agreement in January 2007, subsequently amended, pursuant to which they would renovate and we would acquire a four-story office building, located in Tianjin City, which would serve as our executive, sales and administrative headquarters. The renovation, which was delayed, is now expected to be completed in July 2010.

We had entered into a factory and warehouse leasing agreement in January 2007 with Tianjin Mengyang pursuant to which we were to lease through 2029 an approximately 30,000 square meter factory and warehouse that was to be built in Tianjin City, China. In September 2008, this agreement was cancelled and in lieu thereof, the parties entered into a new agreement, subsequently amended, pursuant to which we have agreed to acquire facilities that are to be converted into three warehouses and a processing facility. In addition to the payments to be made to Tianjin Mengyang in connection with this agreement, we anticipate that we will require approximately $6 million to equip such facility to perform the contemplated functions. These facilities are to be completed by March 2010. In July 2008, we entered into an agreement, subsequently amended, with the government of Lin Wei District of Weinan City, or Weinan City Government, pursuant to which we are to build a 30,000 square meter goat milk processing facility in the Government’s industrial park. In connection with this agreement, Weinan City Government will transfer land use rights of approximately 67,000 square meter to the Company for 50 years for approximately $993,774 (RMB6,800,000). It is anticipated that initially such facility will be capable of spray drying 480 metric tons of raw goat milk per day and that at a later stage, such facility may be expanded as requirements dictate. We are to commence construction of this facility by March 2010 and have paid Weinan City Government an aggregate of approximately $942,096. In addition to the payments made to Weinan City Government, it is estimated that this project will cost approximately $16 million (approximately $9 million of fixed asset investment and approximately $7 million in working capital when such facility commences operations) and that such facility will commence operations in November 2010.

On October 28, 2009, our wholly owned subsidiary, Shaanxi Milkgoat, entered into a Project Installation Agreement ("Installation Agreement") with Heilongjiang Tianhong Food Equipment Co., Ltd. ("Heilongjiang Tianhong"), which provided for, among others, that Heilongjiang Tianhong was to provide and install all the process pipelines and the central system pipelines at Shaanxi Milkgoat’s new joint production facility. Pursuant to the Installation Agreement, Shaanxi Milkgoat agreed to pay Heiliongjiang Tianhong an aggregate of RMB 12,535,000 (approximately $1.84 million) in five installments for the service that Heilongjiang Tianhong will provide. Heiliongjiang Tianhong agreed to complete the installation within 90 days after Shaanxi Milkgoat provides to Heilongjiang Tianhong an appropriate construction site for the installation according to the Installation Agreement.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

Our common stock is quoted under the symbol “YYIN.OB” on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., but had not been traded in the Over-The-Counter market except on a limited and sporadic basis. The CUSIP number is 985290105.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low

Year Ended October 31, 2009
First Quarter	$2.00	$0.40
Second Quarter	$0.80	$0.40
Third Quarter	$0.80	$0.25
Fourth Quarter	$1.25	$0.25

Year Ended October 31, 2008
First Quarter	$1.10	$1.10
Second Quarter	$1.10	$1.10
Third Quarter	$1.60	$1.10

Fourth Quarter	$3.60	$1.25
__________________
(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

On February 16, 2010, there were approximately 368 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are the first mover and a leading producer and distributor of premium goat milk formula products for infants, toddlers, young children, and adults in China. Our current formula product lines are targeted at the premium segment of the diary market and health-conscious consumers. Headquartered in Tianjin, we sell and distribute our products through a network of approximately 3,600 retail points including infant-maternity chain stores, supermarkets (including multinational chains) and drug stores, as well as catalogue sales across China. We are vertically integrated and source raw goat milk from our proprietary dairy farms as well as neighboring goat dairy farmers on a long-term contract basis in collection centers, which helps us maintain quality control.

Our net sales revenue grew by 14% in the fiscal year ended October 31, 2009 to approximately $24.8 million, from approximately $21.8 million for 2008. Our gross margin for 2009 was 68%.

Growth Strategy

As a leading goat milk producer and distributor in China, we believe we are well positioned to capitalize on future industry growth in China. We are dedicated to providing healthy and high quality products to our consumers. We intend to implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

  Focus on brand development. In order to manifest our position as China’s leader in goat milk products and to educate consumers about the benefits of goat milk, we plan to invest in strengthening our brand equity. In November 2009, we engaged US-based branding and strategic positioning agency, Trout & Partners to enhance our brand position and build “Milk Goat” into a household brand in China. As part of the strategy, we plan to target more supermarkets with our products.

  Increase production capacity. We are in the process of increasing our production capacity for goat milk products by more than 400%. We broke ground on a new facility in Shaanxi Province in November 2009, which is expected to commence production by the end of 2010 and become the largest raw goat milk processing base in China. We have also invested in a new processing plant in Tianjin, which is expected to go into trial production in the second quarter of calendar year 2010. While increasing production, we also develop our product portfolio in order to penetrate additional consumer segments.

  Expand distribution network. We sell and distribute our products through a network of approximately 3,600 retail points including infant-maternity chain stores, supermarkets (including multinational chains) and drug stores, as well as catalogue sales across China. The infant-maternity chain stores currently contribute to the bulk of our sales efforts. Beginning in 2010, we intend to expand aggressively into the supermarkets segment as well as online sales through our online store on Taobao.com.

  Focus on quality control. We continue to improve our product inspection procedures and monitor our raw milk suppliers in order to ensure the high quality of our products.

We are also, as described under “-Liquidity and Capital Resources” engaged in expanding our administrative, processing and warehousing facilities. See also “Item 2. Properties”.

Taxation

United States

Yayi International Inc. is subject to United States tax at a tax rate of 35%. No provision for income taxes in the United States has been made as Yayi International Inc. had no income taxable in the United States.

British Virgin Islands

Charleston was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

PRC

In 2007, the PRC government promulgated the new Enterprise Income Tax Law, or EIT Law, and the relevant implementation rules, which became effective on January 1, 2008. Under the EIT Law and its implementation rules, all domestic and foreign investment companies will be subject to a uniform enterprise income tax at the rate of 25% and dividends from PRC subsidiaries to their non-PRC shareholders will be subject to a withholding tax at a rate of 20%, which is further reduced to 10% by the implementation rules, if the non-PRC shareholder is considered to be a non-PRC tax resident enterprise without any establishment or place within China or if the dividends payable has no connection with the non-PRC shareholder’s establishment or place within China, unless any such non-PRC shareholder’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. In addition, pursuant to the EIT Law, enterprises established under the laws of non-PRC jurisdictions, but whose “de facto management body” is located in the PRC, should be treated as resident enterprises for PRC tax purposes However, it is currently uncertain whether we may be deemed a resident enterprise, or how to interpret whether any income or gain is derived from sources within China. See “Risk Factors - Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to our non-PRC shareholders and us. If we, as a Delaware company with substantially all of our management located in China, were treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which would have an impact on our effective tax rate.

The EIT Law and the Implementing Rules also imposes a unified EIT of 25% on both foreign invested enterprises and domestic enterprises, effective January 1, 2008. As a result, each of our PRC subsidiaries, Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat, and Shaanxi Milkgoat have been subject to a 25% income tax rate in calendar year 2008 and 2009.

Results of Operations

Fiscal Year ended October 31, 2009 Compared to Fiscal Year Ended October 31, 2008

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Fiscal Year ended
	October 31,
	2009	2008	Change	Variance
		(Restated)
Net sales	$24,845,685	$21,791,268	$3,054,417	14%

Cost of goods sold	8,025,009	7,600,454	424,555	6%

Gross profit	16,820,676	14,190,814	2,629,862	19%

Net income	5,395,981	1,825,217	3,570,764	196%

Net Sales. Net sales for fiscal 2009 were approximately $24.8 million, an increase of 14% from the prior year. Approximately 18% of this increase is attributable to changes in the currency exchange rate and the weakening of the U.S. dollar; the balance of the increase is attributable to an increase of approximately 101% in the volume of products sold which was partially offset by a decrease of approximately 1% in the weighted average price at which products were sold. The volume of products sold increased because of the improvement of incentives for sales team that resulted in better sales efforts coupled with better advertisement and promotion. The weighted average price decreased because of difference in portfolio mix of products between the two years.

Gross Profit. Gross profit for fiscal 2009 was approximately $16.82 million, an increase of 19% from the prior year. Our gross margin for 2009 was 68% compared to 65% for 2008. Approximately 19% of the increase in gross profit is attributable to changes in the currency exchange rate; the balance of the increase is primarily attributable to the increase in net sales (excluding the currency effects) coupled with reduced material costs as a result of our acquisition in August, 2008 of a supplier of raw goat milk, Fuping Milkgoat. Such vertical integration of our operations allows us to benefit from a higher profit margin for our products. See note 4 of our consolidated financial statements.

The following table sets forth a summary of certain key components of our operating expenses for the periods indicated, in dollars and the percentage of change from the prior period.

	Fiscal Year ended
	October 31,		Change	Variance
	2009	2008
		(Restated)
Advertising and promotion expenses	1,956,512	1,723,569	232,943	14%
Salaries	1,606,774	1,333,775	272,999	20%
Other selling, general and administrative expenses	3,586,607	2,735,313	851,294	31%
Commissions	432,642	405,146	27,496	7%
Research and development expenses	150,101	111,309	38,792	35%

Operating expenses	7,732,636	6,309,112	1,423,524	23%

Operating Expenses. For fiscal 2009, operating expenses increased approximately 23% from fiscal 2008. Changes in currency exchange rates accounted for approximately 12% of this increase. The balance of the increase is primarily attributable to the increase in other selling, general administrative expenses, and to a lesser extent, salaries, advertising and promotion expense. Other selling, general and administrative expense increased because of increases in (i) professional fees and expenses, which increased due to our status as a U.S. public company, (ii) marketing strategy consulting fee, which increased by about $512,000 because the Company has engaged Trout & Partners China to assist in streamlining its product portfolio and refining its brand image in order to position and strengthen its “Milk Goat” brand as the premium goat milk brand throughout China; (iii) freight costs, which increased because of the volume of product shipped. The increase of Other selling, general and administrative expense is partially offset by the decrease of charges by retail stores, because the Company has been in the process of streamlining its products. The Company consciously restrained its marketing activities in the fourth quarter and sales of its planned new products such as goat milk tea, goat milk tablets, and coffee mate that subsequently resulted in lower sales than its original projections. Salaries increased due to the increase in the average sales rate. The Company’s advertising and promotion in 2009, as a percentage of sales, is 8% which is similar to the percentage of prior year. Operating expenses as a percentage of net sales was 31% for fiscal 2009 versus 29% for fiscal 2008.

Interest Expense. Interest expense in fiscal 2009 increased by 19% from the prior year mainly because of our increased net borrowings although rates of interest on such borrowings is slightly lower than that of the corresponding period in the prior year. Changes in currency exchange rates had only a minimal impact on changes in interest expense. See notes 8 and 10 of our consolidated financial statements.

Accretion of debt discount and deferred financing cost. Accretion of debt discount and deferred financing cost increased by 649% from prior year which is mainly due to the fact that the convertible notes beneficial period is from June 2008 to December 2009.

Income Tax. Income tax in fiscal 2009 increased by approximately 35% from the corresponding period in the prior year. The increase is primarily attributable to the increased in sales and taxable income in fiscal 2009.

Net Income. Net income increased by approximately $3.57 million to approximately $5.4 million in fiscal 2009. After excluding merger costs in the prior year, accretion of debt discount and deferred financing cost of convertible notes and liquidated damage of convertible notes accrued this year , net income increased by approximately $750,000, or 14%, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2009, we had cash and cash equivalents of approximately $10.4 million and working capital of approximately $18.2 million. Included in working capital are advances of approximately $18.54 million, principally to Tianjin Mengyang Biological Development Co., Ltd, (“Tianjin Mengyang”) for, among other things, (i) the purchase of an office building and (ii) the purchase of a factory and a warehouse. Advances increased by approximately $12.64 million from October 31, 2008; the increase is attributable to our payment to Tianjin Mengyang in fiscal 2009 of approximately $7.5 million and the inclusion in fiscal 2009 as current assets of approximately $3.6 million in advances that at October 31, 2008, had been included as a long term asset. This $3.6 million advance is now classified as a current asset because the payments with respect to the related obligation are due in less than one year. See notes 6 and 14 of our consolidated financial statements.

We intend to, and are in the process of, expanding our administrative and production facilities to meet our current needs and anticipated increased demand for our products. In connection therewith, we plan on spending approximately $16.6 million during fiscal 2010 through 2011 ($9.4 million during fiscal 2010 and $7.2 million during fiscal 2011). The $16.6 million in capital expenditure:

1)	includes approximately $6.3 million of capital purchase obligations arising during fiscal 2010 through 2011 (approximately $5.9 million in the balance of fiscal 2010 and $0.4 million during fiscal 2011); and

2)	excludes an aggregate of approximately $7.3 million (approximately $0.3 million in fiscal 2011 and approximately $7 million thereafter) of working capital that we currently anticipate will be required by our goat milk processing facility in Weinan City, Shaanxi Province when it commences operations in 2010-2012.

See note 14 of our consolidated financial statements.

On June 18, 2009, we completed a private placement pursuant to which we issued and sold 1,530,612 shares of Series A Preferred Stock to SAIF. As a result of this private placement, we raised $15 million in gross proceeds.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs, changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

The following table summarizes information about our net cash flows for the following periods.

	Fiscal Year Ended
	October 31,
	2009	2008

Net cash provided by operating activities	$6,534,843	$3,816,554
Net cash (used in) investing activities	(12,400,482)	(5,658,527)
Net cash provided by financing activities	15,360,090	2,387,373
Net increase in cash and cash equivalent	9,476,935	634,961

Operating Activities:

Net cash provided by operating activities was approximately $6.53 million and $3.82 million for fiscal 2009 and 2008, respectively. Approximately 9% of the increase in the net cash provided by operating activities is attributable to the change in currency exchange rates; the balance of the increase is attributable primarily to the increase of net income and to a lesser extent attribute to the decrease in inventory. Inventory decreased due to increased sales coupled with more judicious efforts in replenishing our inventory. The increase in the net cash provided by operating activities was partially offset by increases in accounts receivable. Accounts receivable increase as a result of the increase in sales.

Investing Activities:

Net cash used in investing activities for fiscal 2009 was approximately $12.40 million, an increase of approximately $6.74 million from 2008. Approximately 12% of the increase is attributable to the change in currency exchange rates while the balance is attributable primarily to advances to Tianjin Mengyang for the construction and development of certain facilities In addition, the increase came from our construction of farm facilities located in Weinan, Shaanxi and to a lesser extent attribute to. the purchase of equipment for enhancing our production capacity in Weinan and Tianjin in fiscal 2010. See notes 6 and 14 of our consolidated financial statements.

Financing Activities:

Net cash provided by financing activities for fiscal 2009 was approximately $15.4 million compared to approximately $2.4 million of net cash provided by these activities in 2008. The change is primarily attributable to issuing and selling to the investor, SAIF Partners III L.P. 1,530,612 shares of the Company’s Series A Preferred Stock at a price per share of $9.80 for an aggregate purchase price of $15.0 million. See note 18 of our consolidated financial statements.

Critical Accounting Policies

The principal activities of the Company and its subsidiaries consist of manufacturing and selling of goat milk powder and liquid goat milk. All activities of the Company are conducted principally by its subsidiaries Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat operating in the PRC.

Basis of Consolidation - The consolidated financial statements include the accounts of Yayi International Inc. and its wholly-owned subsidiary, Charleston together with its wholly-owned subsidiaries, Tianjin Yayi, Weinan Milkgoat Fuping Milkgoat and Shaanxi Milkgoat. All material intercompany transactions have been eliminated in consolidation.

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Fair Value of Financial Instruments – FASB ASC 820-10 requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

Leasehold improvement	Lesser of term of the lease or the estimated useful lives of the assets
Plant and machinery	10 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

Recoverability of Long Lived Assets -The Company follows FASB ASC 360. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. The Company is not aware of any events or circumstances that indicate the existence of impairment, which would be material to the Company’s financial statements.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, In accordance with FASB ASC 350-30, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment, applying a fair-value based test fair value is generally determined using a discounted cash flow analysis.

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

Research and development - Research and development costs are expensed as incurred. Research and development expenses amounted to $150,101 and $111,309 for the year ended October 31, 2009 and 2008, respectively.

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of October 31, 2009, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $1,956,512 and $1,723,569 for the year ended October 31, 2009 and 2008, respectively.

Comprehensive income - The Company follows FASB ASC 220-10 in reporting comprehensive income. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

Income taxes – The Company follows FASB ASC 740 when accounting for income taxes. Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

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

Earnings Per Common Share - The Company follows FASB ASC 260-10, resulting in the presentation of basic and diluted earnings per share. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds.

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

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in other selling, general and administrative expenses. During the year ended October 31, 2009 and 2008, shipping and handling costs were $504,353 and $346,796, respectively.

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

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. generally accepted accounting principles (“GAAP”) and established only two levels of GAAP, authoritative and non-authoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We adopted and applied the provisions of the ASC for the Company’s fiscal year ended October 31, 2009, and have eliminated references to pre-ASC accounting standards throughout the consolidated financial statements. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued FASB ASC 855-10 on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, management of a reporting entity is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. FASB ASC 855-10 was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. The Company adopted this standard in the quarter ended July 31, 2009. Subsequent events have been evaluated through February 12, 2010, the date the consolidated financial statements were issued as further discussed in this standard.

Fair Value and Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB ASC 820 intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FASB ASC 820 related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. FASB ASC 820 on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. FASB ASC 820 was effective for fiscal years and interim periods ended after June 15, 2009. As such, the Company adopted this guidance for the quarter ended July 31, 2009. Adoption of the FASB ASC 820 did not have a material impact on the Company’s consolidated financial statements.

Financial Instruments

In February 2007, the FASB issued FASB ASC 825 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FASB ASC 825 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this standard on November 1, 2008. It has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no impact on its consolidated financial statements and footnote disclosure.

In April 2009, the FASB issued FASB ASC 825-10 to require disclosures about the fair value of financial instruments on an interim basis. Previously, this has been disclosed on an annual basis only. The Company adopted this standard for the quarter ended July 31, 2009. This standard has not impacted the Company’s consolidated balance sheets or income statements, as its requirements are disclosure-only in nature.

Fair Value Measurement

In September 2006, the FASB issued FASB ASC 820 related to fair value measurements. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB ASC 820-10 which delayed the effective date of the fair value measurements and disclosures for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, "Measuring Liabilities at Fair Value" in relation to the fair value measurement of liabilities. The Company adopted the applicable portions of the provisions of the new standards as of November 1, 2008, and will adopt the provision related to the nonfinancial assets and nonfinancial liabilities on November 1, 2009. The adoption of this standard for financial assets and financial liabilities did not have a material impact on its consolidated financial statements. Although the Company will continue to evaluate the application of the provision for the nonfinancial assets and nonfinancial liabilities, the Company does not expect the adoption to have a material impact on the consolidated financial statements.

Decreases in Ownership of a Subsidiary – a Scope Clarification

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-02 update to address the accounting and reporting for Decreases in ownership of a subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FASB ASC 810 (now included in Subtopic 810-10). For those entities that have already adopted FASB ASC 810, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FASB ASC 810. The Company does not expect the provisions of this standard to have a material effect on the financial position, results of operations, or cash flows of the Company.

Distributions to Shareholders with Components of Stock and Cash

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-01 update to address the accounting for distributions to shareholders with components of stock and cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the provisions of this standard to have a material effect on the financial position, results of operations, or cash flows of the Company.

Own-Share Lending Arrangements in Contemplation of Convertible Debt issuance or Other Financing

In October 2009, the FASB issued FASB ASC 470-20 update to address equity-classified share lending arrangements on an entity’s own shares, when executed in contemplation of a convertible debt offering or other financing. This accounting update addresses how to account for the share-lending arrangement and the effect, if any, that the loaned shares have on earnings-per-share calculations. The share lending arrangement is required to be measured at fair value and recognized as an issuance cost associated with the convertible debt offering or other financing. Earnings-per-share calculations would not be affected by the loaned shares unless the share borrower defaults on the arrangement and does not return the shares. If counterparty default is probable, the share lender is required to recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries. FASB ASC 470-20 is effective for share lending agreements entered into after June 15, 2009, and effective for fiscal years and interim periods within those years beginning on or after December 15, 2009 for all other outstanding arrangements, with retrospective application to those arrangements on the effective date. The Company is currently evaluating the impact of this standard upon its adoption on the Company’s consolidated financial statements.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 update that amended the accounting standard for fair value measurements. Specifically, Accounting Standards Update (ASU) No. 2009-05 update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of the accounting standard on fair value measurements (e.g. an income approach or market approach). Accounting Standards Update (ASU) No. 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This standard will be effective for the first interim period beginning November 1, 2009. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

Earnings per Share Calculation on Share-Based Payments

In June 2008, the FASB issued FASB ASC 260-10 that clarifies whether instruments granted in share-based payment transactions should be included in computing earnings per share. Under this standard, the Company will be required to include restricted stock that contains non-forfeitable rights to dividends in the calculation of basic earnings per share ("EPS"), and will need to calculate basic EPS using the "two-class method." The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. All prior period earnings per share information must be adjusted retrospectively. The Company will adopt this standard as of November 1, 2009; the Company does not currently have any share-based awards that would qualify as participating securities.

Convertible Debt Instruments

In May 2008, the FASB issued FASB ASC 470-20 related to convertible debt instruments. FASB ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion, including partial cash settlement, to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FASB ASC 470-20 is effective for the Company’s fiscal year beginning November 1, 2009, and retrospective application is required for all periods presented. The Company is currently evaluating the impact of this on its consolidated financial statements

Useful Life of Intangible Asset

In April 2008, the FASB issued FASB ASC 350-30 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FASB ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this standard is not currently applicable to the Company.

Noncontrolling Interests

In December 2007, the FASB issued FASB ASC 810-10 on noncontrolling interests in consolidated financial statements. FASB ASC 810-10 changes the accounting and reporting for minority interests, which must be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. FASB ASC 810-10 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on the consolidated financial statements as the Company does not currently have noncontrolling interests.

Business Combination

In December 2007, the FASB issued FASB ASC 805 which related to business combinations. FASB ASC 805 expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FASB ASC 805 which clarified the accounting for pre-acquisition contingencies. This standard is effective for the Company beginning November 1, 2009 and will change the accounting for business combinations on a prospective basis.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of October 31, 2009 and 2008 begins on page F-1 of this annual report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Li Liu and Ms. Tong Li, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Li Liu and Ms. Tong Li concluded that as of October 31, 2009 our disclosure controls and procedures were not effective due to the significant deficiencies in our internal control over financial reporting for the period as disclosed below.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of October 31, 2009. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“ COSO”). Based on that evaluation, our management concluded that our internal controls over financial reporting as of October 31, 2009 were not effective due to the following significant deficiencies:

1)	Our internal audit function is significantly deficient due to insufficient qualified resources and appropriate system to perform such function. Therefore, our ability to prevent and control lapses and errors in our accounting function could not be rendered effectively.

2)	Our current accounting staff is relatively inexperienced with respect to U.S. GAAP and needs substantial training to meet the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate. The lack of sufficient and adequately trained accounting personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

In order to correct the foregoing significant deficiencies, we have taken and are taking the following remediation measures:

1)	We have engaged a third party professional consultant, as announced on November 17, 2009, to assist us in assessing, improving and monitoring our internal control over financial reporting. We have been actively working with the external consultant to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.

2)	We are committed to develop a comprehensive and risk-based internal audit function within the Company. Due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we have engaged an external professional consultancy firm to assist the management in developing the internal audit system. At the same time, we have enhanced our efforts to hire sufficient internal audit resources with assistance from recruiters and through referrals.

3)	With the assistance from external consultancy firm, we are in the process of enhancing the overall accounting policy and arranging necessary training for our existing accounting staff on U.S. GAAP.

Our management is committed to improving our internal controls. We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to put effective controls in place.

Our management does not believe that these significant deficiencies in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the fiscal year ended as of October 31, 2009 to contain a material misstatement.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(c) Changes in internal control over financial reporting

We will regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new and more efficient systems, consolidating activities, and migrating processes.

Except as described above, during the fourth quarter of the fiscal year ended October 31, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2009, but was not reported.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position
Li Liu	51	Chairperson, CEO and President
Feng Shek	54	Director and Vice President
Cili Yan	51	Director
Tong Li	43	Chief Financial Officer
Kenneth Jue Lee	42	Director
Gang Sheng	36	Director

Li Liu. Ms. Liu has been our Chairwoman, CEO and President since the completion of the reverse acquisition of Charleston on June 6, 2008. Ms. Liu has also served as Chairwoman and General Manager of Tianjin Yayi since 1994. Ms. Liu has extensive experience in operational management and business development. Ms. Liu graduated with a medical degree from Tianjin Medical University in 1983 and is expecting to receive her EMBA from Tshinghua University, China.

Feng Shek. Mr. Shek became our director and Vice President on June 6, 2008. Mr. Shek has served as a Deputy General Manager of Tianjin Yayi since 2000. As Deputy General Manager, he is responsible for Tianjin Yayi’s sales network and market development. He was formerly a Director of Sales at P&G Taiwan. Mr. Shek graduated from State University of Boston.

Cili Yan. Ms. Yan became our director on June 6, 2008. She is a committee member of the Tianjin Subcommission of the Chinese Revolutionary Nationalist. Ms. Yan currently teaches at Tianjin Huanhu Secondary School. She graduated from Tianjin Normal Specialized Postsecondary College.

Tong Li. Ms. Li became our Chief Financial Officer on June 6, 2008. Before Ms. Li joined Tianjin Yayi as its Chief Financial Officer in May 2008, she was employed as a certified public accountant at Jin Ping Xie Tong Public Accountants from August 2006 through April 2008. From July 2004 to June 2005, she served as Financial Manager at CGE-BC Water Investment Co., Ltd., which is engaged in the business of investment in water supply and sewage treatment facilities where she was responsible for financial management. From January, 2003 to June, 2004, she served as the Assistant to the Financial Director at D. Tian W. Group, a company engaged in the logistics business where she was responsible for investment and financial matters. Ms. Li holds CICPA and CAA certificates and graduated from Tianjin University of Finance and Economics.

Kenneth Jue Lee. Mr. Lee became our director on June 16, 2009. Mr. Lee is a Principal at SAIF Partners, which is one of the largest and most successful growth venture capital funds focused on China. He has about 15 years of experience across private equity investment, corporate finance, and business development in China. Before becoming a member of the SAIF team in 2007, Mr. Lee had served as the CFO of Topsec Holdings, a leading domestic network security company in China, from 2006 to 2007. From 2004 to 2005, he worked as a Principal at RimAsia Capital Partners, an independent, pan-Asia private equity firm established in 2004 with a deeply connected local presence across Asia. Prior to RimAsia Capital Partners, Mr. Lee was with Delta Associates – the exclusive advisor to Asia Equity Infrastructure Fund, CNK Telecom, H&Q Asia Pacific, and Salomon Brothers in New York. Mr. Lee is a graduate of Amherst College with a Bachelor of Arts degree in Philosophy.

Gang Sheng. Mr. Sheng became our director on June 16, 2009. Mr. Sheng is a Vice President at SAIF Partners. Prior to joining SAIF Partners in 2007, Mr. Sheng was a director in investment banking with Latitude Capital Group in Hong Kong and Beijing from 2004 to 2007 where he executed cross-border mergers & acquisitions, private placement transactions for Chinese companies. From 2003 to 2004, Mr. Sheng worked as a Senior Investment Manager of China Digital TV Holdings Co., Ltd. (NYSE:STV), a leading provider of conditional access systems to China’s expanding digital television market. Mr. Sheng holds a Bachelor’s degree in Economics from Renmin University of China and a MBA degree from Peking University.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

The board of directors is currently composed of five members, Ms. Li Liu, Mr. Feng Shek, Ms. Cili Yan, Mr. Kenneth Jue Lee and Mr. Gang Sheng. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have standing audit, nominating or compensation committees. Our board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our compensation and benefit policies, including compensation of executive officers.

Our board of directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Family Relationships

Other than the relationship between Feng Shek and Li Liu as husband and wife, there is no family relationship among any of our officers or directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our sole director and executive offers, we believe that our directors and executive offers filed the required reports pursuant to Section 16(a) of the Securities on time in 2009 fiscal year.

Code of Ethics

Our board of directors has adopted a code of ethics and business conduct that applies to members of our board of directors, officers and other employees. The code of ethics addresses, among other things, ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics and business conduct has been filed as Exhibit 14 to our Annual Report on Form 10-KSB filed on March 31, 2008. We are in the process of building up the Company website. Once our website is available, we will make the code of ethics available on the website. Thereafter, any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver. Until such time, however, any amendments or waivers to our code of ethics will be filed with the SEC in a Current Report on Form 8-K.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table – 2009 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000.

		Salary	Bonus	Total
Name and Principal Position	Year	($)	($)	($)
Li Liu, CEO and President (1)	2009	65,751	-	65,751
	2008	21,238	-	21,238
Jeff D. Jenson former CEO and Director (2)	2009	-	-	-
	2008	-	-	-

(1)	On June 6, 2008, we acquired Charleston in a reverse acquisition transaction and in connection with that transaction, Ms. Liu became our Chief Executive Officer, President and director. Prior to the effective date of the reverse acquisition, Ms. Liu served at Charleston’s wholly owned subsidiary Tianjin Yayi as its chief executive officer. The annual, long term and other compensation shown in this table include the amount Ms. Liu received from Tianjin Yayi prior to the consummation of the reverse acquisition.

(2)	Jeff D. Jenson resigned from all offices he held with us upon the closing of the reverse acquisition of Charleston on June 6, 2008.

Narrative Disclosure to Executive Compensation

Our indirect subsidiary Tianjin Yayi entered into the following employment agreements with our executive officers:

Tianjin Yayi entered into an employment agreement with our CEO and President, Ms. Li Liu. Ms. Liu’s employment agreement has a three-year term beginning on June 1, 2009 and ending on June 30, 2012. Ms. Liu’s employment agreement provides for an annual salary of approximately $65,751. Ms. Liu is subject to customary non-competition and confidentiality covenants under the agreement. The employment agreement does not entitle Ms. Liu to severance payments or payments following a change in control.

Tianjin Yayi entered into an employment agreement with our Vice President Mr. Feng Shek. Mr. Shek’s employment agreement has a three-year term beginning on June 1, 2009 and ending on June 30, 2012. Mr. Shek’s employment agreement provides for an annual salary of approximately $51,140. Mr. Shek is subject to customary non-competition and confidentiality covenants under the agreement. The employment agreement does not entitle Mr. Shek to severance payments or payments following a change in control.

Tianjin Yayi entered into an employment agreement with our CFO, Ms. Tong Li. Ms. Li’s employment agreement has a three-year term beginning on May 12, 2008 and ending on June 30, 2011. Ms. Li’s employment agreement provides for an annual salary of approximately $51,140. Ms. Li is subject to customary non-competition and confidentiality covenants under the agreement. The employment agreement does not entitle Ms. Li to severance payments.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended October 31, 2009.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended October 31, 2009:

Non-Equity
				Incentive Plan	All Other
	Fees Earned or	Stock Awards	Option Awards	Compensation	Compensation
Name	Paid in Cash ($)	($)	($)	($)	($)	Total ($)
Li Liu(1)	65,751	:-	:-	:-	:-	65,751
Feng Shek(2)	32,559	:-	:-	:-	:-	32,559
Cili Yan	:-	:-	:-	:-	:-	:-
Kenneth Jue Lee	:-	:-	:-	:-	:-	:-
Gang Sheng	:-	:-	:-	:-	:-	:-

(1) Ms. Liu does not receive additional compensation for her service as our director. The compensation disclosed herein is her compensation for serving as our CEO and President as disclosed in the Summary Compensation Table above.

(2) Mr. Shek received $32,559 for serving as our Vice President in fiscal 2009 and did not receive additional compensation for his service as our director.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of February 16, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Yayi International, Inc., No. 9 Xingguang Road, Northern Industrial Park of Zhongbei Town, Xiqing District, Tianjin 300384, China

		Shares Beneficially Owned(1)
					Series A Preferred
		Common Stock(2)			Stock(3)		% Total
Name & Address of Beneficial		Shares		% of	Shares	% of	Voting
Owner	Office, If Any			Class		Class	Power(4)
Directors and Officers
Li Liu	Chairperson, CEO & President	15,024,725	(5)	57.1%	0	*	36.1%
Tong Li	Chief Financial Officer	0		*	0	*	*
Feng Shek	Director	15,024,725	(6)	57.1%	0	*	36.1%
Cili Yan	Director	1,000,160		3.8%	0	*	2.4%
Kenneth Jue Lee	Director	0		*	0	*	*

		Shares Beneficially Owned(1)
					Series A Preferred
		Common Stock(2)			Stock(3)			% Total
Name & Address of Beneficial		Shares		% of	Shares		% of	Voting
Owner	Office, If Any			Class			Class	Power(4)
Gang Sheng	Director	0		*	0		*	*
All Officers and Directors as a group (6 persons named above)		16,024,885		60.9%	0		*	38.5%
5% Security Holders
Global Rock Stone Industrial Ltd. c/o Tianjin Yayi Industrial Co., Ltd. No. 9 Xingguang Road, Northern Industrial Park of Zhongbei Town, Xiqing District, Tianjin 300384, China		15,024,725	(5)(6)	57.1%	0		*	36.1%
SAIF Partners III L.P. #2115, Two Pacific Place, 88 Queensway, Admiralty, Hong Kong		0		*	1,530,612	(7)	100%	36.8%
Andrew Y. Yan #2115, Two Pacific Place, 88 Queensway, Admiralty, Hong Kong		0		*	1,530,612	(7)	100%	36.8%

*Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of the Company’s stock. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 26,303,113 shares of common stock issued and outstanding as of February 16, 2010.

(3)	Based on 1,530,612 shares of Series A Preferred Stock issued and outstanding as of February 16, 2010. Shares of Series A Preferred Stock are convertible, at the option of the holder thereof, at any time, into common stock on a 1-to-10 basis. Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock basis.

(4)	Percentage of Total Capital Stock represents total ownership with respect to all shares of our common stock and Series A Preferred Stock, as a single class and on an as-converted to common stock basis.

(5)	Including 15,024,725 shares of common stock indirectly held by her spouse, Mr. Feng Shek.

(6)	Includes 15,024,725 shares of common stock held by Global Rock Stone Industrial Ltd. Mr. Shek is the sole shareholder and sole director of Global Rock Stone Industrial Ltd. and has voting and dispositive power over the shares held by Global Rock Stone Industrial Ltd.

(7)	Andrew Y. Yan is the sole shareholder and sole director of SAIF III GP Capital Ltd., a limited liability entity formed under the laws of the Cayman Islands, the sole general partner of SAIF III GP, L.P., a limited partnership formed under the laws of the Cayman Islands, which in turn is the sole general partner of SAIF Partners III L.P., a limited partnership formed under the laws of the Cayman Islands. Mr. Yan is deemed to have sole voting and dispositive powers with respect to the securities held by SAIF Partners III L.P.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2008 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”).

  We have borrowed money from time to time from Li Liu, our chief executive officer. Such borrowings do not bear interest, are unsecured and have no stated maturity date. As of October 31, 2009, we owed her $5,311,472 in connection with these borrowings.

  On June 18, 2009, the Company entered into separate indemnification agreements with each of our directors, Mr. Kenneth Lee and Mr. Gang Sheng (the “Indemnification Agreements”). Under the terms of the Indemnification Agreements, the Company agreed to indemnify each of Messrs. Lee and Sheng against expenses, judgments, fines, penalties or other amounts paid or incurred by them in connection with any proceeding unless Mr. Lee or Mr. Sheng committed (i) acts of active and deliberate dishonesty, (ii) with actual dishonest purpose and intent, and (iii) which acts were material to the cause of action so adjudicated.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Parents of the Company

Global Rock Investments Limited currently owns 57.1% of the outstanding common stock of Yayi International Inc.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended October 31, 2009 and 2008:

	2009	2008
Audit fees(1)	$176,200	$125,000
Audit-related fees(2)	6,000	-
Tax fees	-	-
All other fees	-	-

Total	182,200	125,000

(1)	“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)	“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved all of the audit and non-audit service performed by Morison Cogen LLP for our consolidated financial statements as of and for the year ended October 31, 2009.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)

The following documents are filed as part of this report:

(1)	Financial Statement are set forth beginning on page F-1 of the Report

	●	Report of Independent Registered Public Accounting Firm	F-1

	●	Consolidated Balance Sheets	F-2

	●	Consolidated Statements of Income and Comprehensive Income	F-3

	●	Consolidated Statements of Stockholders’ Equity	F-4

	●	Consolidated Statements of Cash Flows	F-5

	●	Notes to Consolidated Financial Statements	F-6 - F-40

(2)	Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

(3)	Exhibits

Exhibits (including those incorporated by reference).

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Ardmore, Ardmore Acquisition Corp, Tryant LLC and Charleston Industrial Ltd. [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

3.1	Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

3.2	Amended and Restated Bylaws of the Company adopted on February 21, 2008 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K/A-2 filed on April 10, 2008].

3.3	Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware, June 16, 2009 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 19, 2009].

4.1	Form of 8% Convertible Promissory Note [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

4.2	Form of Series A Warrant [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

4.3	Form of Series B Warrant [incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

4.4	Form of Series C Warrant [incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

4.5	Form of Series D Warrant [incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

4.6	Form of Series E Warrant [incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

Exhibit No.	Description

4.7	Investor and Registration Rights Agreement, by and among Yayi International Inc., Global Rock Stone Industrial Ltd, Li Liu, Fung Shek and SAIF Partners III L.P., dated June 18, 2009 [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2009].

10.1	Form of Amended and Restated Securities Purchase Agreement dated as of May 12, 2008, by and among Ardmore and the investors signatories thereto [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

10.2	Form of Registration Rights Agreement dated as of May 12, 2008 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

10.3	Lease Contract of Premises between Tianjin Milk Goat Dairy Co., Ltd. and Tianjin Yayi Industrial Co., Ltd. (Translation) [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

10.4	Building Property Transfer Agreement between Tianjin Milk Goat Dairy Co., Ltd. and Tianjin Yayi Industrial Co, Ltd. (Translation) [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

10.5	Project Construction Contract between Tainjin Yayi Industrial Co., Ltd. and the People’s Government of Linwei District, Weinan City [incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

10.6	Supplementary Agreement to the Project Construction Contract dated July 25, 2008 between Tianjin Yayi Industrial Co., Ltd. and the People’s Government of Linwei District, Weinan City [incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

10.7	Plant Transfer Contract dated September 26, 2008 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. [incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on February 13, 2009].

10.8	Supplementary Agreement dated October 12, 2008 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. to the House Property Transfer Contract dated January 15, 2007 [incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 13, 2009].

10.9	Supplementary Agreement dated January 20, 2009 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. to the Plant Transfer Contract dated September 26, 2008 [incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 13, 2009].

10.10	Short Term Loan Agreement for RMB 10 million with Shanghai Pudong Development Bank “SPDB” [incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on March 23, 2009].

10.11	Entrusted Loan Contract by and among SPDB, Tianjin Yayi Industrial Co., Ltd. and Tianjin Haitai Investment Guarantee Co., Ltd. [incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on March 23, 2009]

10.12	Loan Contract between Tianjin Yayi Industrial Co., Ltd. and Tianjin Rural Cooperative Bank. [incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on March 23, 2009]

10.13	Loan Contract for Operating Fund between Tianjin Yayi Industrial Co., Ltd. and Industrial & Commercial Bank of China. [incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on March 23, 2009]

10.14	Short Term Loan Agreement for RMB 10 million with Shanghai Pudong Development Bank [incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 8, 2009].

10.15	Series A Preferred Stock Purchase Agreement, by and among Yayi International Inc., Global Rock Stone Industrial Ltd, Charleston Industrial Ltd, Tianjin Yayi Industrial Co., Ltd., Li Liu, Fung Shek and SAIF Partners III L.P., dated June 18, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2009].

Exhibit No.	Description

10.16	Voting Agreement, by and among Yayi International Inc., Global Rock Stone Industrial Ltd, Li Liu, Fung Shek and SAIF Partners III L.P., dated June 18, 2009 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2009].

10.17	Management Rights Agreement, by and between Yayi International Inc. and SAIF Partners III L.P., dated June 18, 2009 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 19, 2009].

10.18	Form of Indemnification Agreement [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 19, 2009].

10.19	Termination and Release Agreement, by and among the Company, Global Rock and Allied Merit, dated July 8, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2009].

10.20	English Summary of Loan Agreement, by and between Tianjin Yayi and Rural Corporative Bank of Tianjin, dated May 22, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2009].

10.21	English Summary of Comprehensive Credit Agreement, by and between Tianjin Yayi and Rural Corporative Bank of Tianjin, dated July 3, 2009 [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2009].

10.22	English Translation of Zhuangli Construction Agreement, by and between Weinan Milkgoat and Zhuangli Construction Team, dated June 10, 2009 [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2009].

10.23	English Translation of Qinzheng Construction Agreement, by and between Weinan Milkgoat and Fuping County Qinzheng Construction Engineering Corporation, dated July 2, 2009 [incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2009].

10.24	Project Installation Agreement, by and between Shaanxi Milkgoat and Heilongjiang Tianhong, dated October 28, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2009].

10.25	Form of Settlement Agreement, by and among the Company and the Investors, dated November 24, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2009].

14	Code of Ethics and Business Conduct for Officers, Directors and Employees of the Company [incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2008]

21	Subsidiaries of the Company*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
** Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAYI INTERNATIONAL INC.

By:	/s/ Li Liu
Li Liu
Chief Executive Officer

Date: February 16, 2010

/s/ Tong Li
Tong Li
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date: February 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Li Liu as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Li Liu	President and Chief Executive Officer	February 16, 2010
Li Liu	(Principal Executive Officer)

/s/ Tong Li	Chief Financial Officer (Principal Financial	February 16, 2010
Tong Li	Officer and Principal Accounting Officer)

/s/ Feng Shek	Vice President and Director	February 16, 2010
Feng Shek

/s/ Cili Yan	Director	February 16, 2010
Cili Yan

/s/ Kenneth Jue Lee	Director	February 16, 2010
Kenneth Jue Lee

/s/ Gang Sheng	Director	February 16, 2010
Gang Sheng

EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Ardmore, Ardmore Acquisition Corp, Tryant LLC and Charleston Industrial Ltd. [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

3.1	Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

3.2	Amended and Restated Bylaws of the Company adopted on February 21, 2008 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K/A-2 filed on April 10, 2008].

3.3	Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware, June 16, 2009 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 19, 2009].

4.1	Form of 8% Convertible Promissory Note [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

4.2	Form of Series A Warrant [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

4.3	Form of Series B Warrant [incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

4.4	Form of Series C Warrant [incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

4.5	Form of Series D Warrant [incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

4.6	Form of Series E Warrant [incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

4.7	Investor and Registration Rights Agreement, by and among Yayi International Inc., Global Rock Stone Industrial Ltd, Li Liu, Fung Shek and SAIF Partners III L.P., dated June 18, 2009 [incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2009].

10.1	Form of Amended and Restated Securities Purchase Agreement dated as of May 12, 2008, by and among Ardmore and the investors signatories thereto [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

10.2	Form of Registration Rights Agreement dated as of May 12, 2008 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

10.3	Lease Contract of Premises between Tianjin Milk Goat Dairy Co., Ltd. and Tianjin Yayi Industrial Co., Ltd. (Translation) [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

10.4	Building Property Transfer Agreement between Tianjin Milk Goat Dairy Co., Ltd. and Tianjin Yayi Industrial Co, Ltd. (Translation) [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

10.5	Project Construction Contract between Tainjin Yayi Industrial Co., Ltd. and the People’s Government of Linwei District, Weinan City [incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

10.6	Supplementary Agreement to the Project Construction Contract dated July 25, 2008 between Tianjin Yayi Industrial Co., Ltd. and the People’s Government of Linwei District, Weinan City [incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

10.7	Plant Transfer Contract dated September 26, 2008 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. [incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on February 13, 2009].

10.8	Supplementary Agreement dated October 12, 2008 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. to the House Property Transfer Contract dated January 15, 2007 [incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on February 13, 2009].

Exhibit No.	Description

10.9	Supplementary Agreement dated January 20, 2009 between Tianjin Yayi and Tianjin Mengyang Biotechnology Co., Ltd. to the Plant Transfer Contract dated September 26, 2008 [incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 13, 2009].

10.10	Short Term Loan Agreement for RMB 10 million with Shanghai Pudong Development Bank “SPDB” [incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on March 23, 2009].

10.11	Entrusted Loan Contract by and among SPDB, Tianjin Yayi Industrial Co., Ltd. and Tianjin Haitai Investment Guarantee Co., Ltd. [incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on March 23, 2009]

10.12	Loan Contract between Tianjin Yayi Industrial Co., Ltd. and Tianjin Rural Cooperative Bank. [incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on March 23, 2009]

10.13	Loan Contract for Operating Fund between Tianjin Yayi Industrial Co., Ltd. and Industrial & Commercial Bank of China. [incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on March 23, 2009]

10.14	Short Term Loan Agreement for RMB 10 million with Shanghai Pudong Development Bank [incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 8, 2009].

10.15	Series A Preferred Stock Purchase Agreement, by and among Yayi International Inc., Global Rock Stone Industrial Ltd, Charleston Industrial Ltd, Tianjin Yayi Industrial Co., Ltd., Li Liu, Fung Shek and SAIF Partners III L.P., dated June 18, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2009].

10.16	Voting Agreement, by and among Yayi International Inc., Global Rock Stone Industrial Ltd, Li Liu, Fung Shek and SAIF Partners III L.P., dated June 18, 2009 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2009].

10.17	Management Rights Agreement, by and between Yayi International Inc. and SAIF Partners III L.P., dated June 18, 2009 [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 19, 2009].

10.18	Form of Indemnification Agreement [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 19, 2009].

10.19	Termination and Release Agreement, by and among the Company, Global Rock and Allied Merit, dated July 8, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2009].

10.20	English Summary of Loan Agreement, by and between Tianjin Yayi and Rural Corporative Bank of Tianjin, dated May 22, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2009].

10.21	English Summary of Comprehensive Credit Agreement, by and between Tianjin Yayi and Rural Corporative Bank of Tianjin, dated July 3, 2009 [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2009].

10.22	English Translation of Zhuangli Construction Agreement, by and between Weinan Milkgoat and Zhuangli Construction Team, dated June 10, 2009 [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2009].

10.23	English Translation of Qinzheng Construction Agreement, by and between Weinan Milkgoat and Fuping County Qinzheng Construction Engineering Corporation, dated July 2, 2009 [incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on September 14, 2009].

Exhibit No.	Description

10.24	Project Installation Agreement, by and between Shaanxi Milkgoat and Heilongjiang Tianhong, dated October 28, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2009].

10.25	Form of Settlement Agreement, by and among the Company and the Investors, dated November 24, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2009].

14	Code of Ethics and Business Conduct for Officers, Directors and Employees of the Company [incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2008]

21	Subsidiaries of the Company*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
**	Represents management contract or compensatory plan or arrangement.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Yayi International Inc.

We have audited the accompanying consolidated balance sheets of Yayi International Inc. (“the Company”) as of October 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Morison Cogen LLP

Bala Cynwyd, Pennsylvania
February 15, 2010

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31	October 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,368,213	$891,278
Accounts receivables, net of allowances of $46,259 and $41,050	3,037,667	2,603,078
Other receivable, net of allowances of $9,146 and $29,207	1,117,277	122,732
Inventories	2,506,310	3,329,776
Prepaid expenses	83,912	39,702
Advances	18,536,460	5,904,885
Deferred financing cost	18,686	184,846
Total current assets	35,668,525	13,076,297
Property, plant and equipment, net	3,698,981	2,580,385
Construction in progress, net	2,095,904	-
Livestock	107,441	-
Goodwill	278,291	278,787
Deferred financing cost	-	18,686
Advances	-	3,575,186
Deferred tax asset	-	9,402
Other assets	-	5,627
Total assets	$41,849,142	$19,544,370
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$6,468,497	$5,274,996
Accounts payable	1,268,253	1,466,745
Other payable and accrued expenses	1,387,105	212,922
Dividend payable	-	4,468,250
Advance from customers	56,350	3,589
Income and other tax payable	1,568,916	1,246,211
Accrued sales return	166,476	243,774
Due to related parties	5,311,472	977,950
Deferred tax liability	2,424	-
Long term loans - current portion	1,227,459	34,089
Total current liabilities	17,456,952	13,928,526
Long-term liabilities:
Long-term loans	-	839,558
Total liabilities	17,456,952	14,768,084
Commitments and contingencies (Note 14)	-	-
PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	14,264,871	-

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 100,000,000 shares authorized, 25,000,000 shares issued and outstanding	25,000	25,000
Additional paid in capital	3,234,224	3,228,244
Statutory surplus reserve fund	1,142,397	502,438
Retained earning	5,423,895	667,873
Accumulated other comprehensive income	301,803	352,731
Total stockholders’ equity	10,127,319	4,776,286
Total liabilities and stockholders' equity	$41,849,142	$19,544,370

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended
	October 31,
	2009	2008
Net sales	$24,845,685	$21,791,268
Cost of goods sold	8,025,009	7,600,454
Gross profit	16,820,676	14,190,814
Operating expenses
Advertising and promotion expense	1,956,512	1,723,569
Salaries	1,606,774	1,333,775
Other selling, general and administrative expenses	3,586,607	2,735,313
Commission	432,642	405,146
Research and development expense	150,101	111,309
	7,732,636	6,309,112
Operating profit	9,088,040	7,881,702
Other income (expenses)
Merger costs	-	(3,456,784)
Interest income	11,993	7,826
Other income	26,522	40,537
Interest expense	(706,750)	(591,707)
Accretion of debt discount and deferred financing cost	(572,747)	(76,460)
Liquidated damages	(140,000)	-
Other expense	(110,045)	(345,951)
Other expense	(1,491,027)	(4,422,539)
Income before income taxes	7,597,013	3,459,163
Income taxes	(2,201,032)	(1,633,946)
Net income	5,395,981	1,825,217
Other comprehensive income
Foreign currency translation adjustment	(50,928)	442,128
Comprehensive income	$5,345,053	$2,267,345
Basic weighted average number of shares outstanding	25,000,000	23,402,329
Basic earnings per share	$0.22	$0.08
Diluted weighted average number of shares outstanding	25,000,000	24,441,031
Diluted earnings per share	$0.22	$0.05

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common stock			Statutory	Retained	Other	Total
	Number of		Additional paid	Surplus	Earnings /	Comprehensive	Stockholders’
	shares	Amount	in capital	Reserve Fund	(Deficit)	Income (Loss)	Equity (Deficit)
					(restated)	(restated)	(restated)
Balance at October 31, 2007 (restated)	22,325,000	$22,325	$3,684,764	$-	$(654,906)	$(89,397)	$2,962,786
Issue of common stock at merger	1,000,198	1,000	(977)	-	-	-	23
Cancellation of common stock	(325,198)	(325)	(536,042)	-	-	-	(536,367)
Issuance of common stock for finder's fee as offering costs	2,000,000	2,000	2,198,000	-	-	-	2,200,000
Issuance of Series A warrants with convertible notes	-	-	280,726	-	-	-	280,726
Issuance of Series B warrants for finder's fee	-	-	1,144,743	-	-	-	1,144,743
Issuance of Series C warrants for cancellation of common stock	-	-	86,367	-	-	-	86,367
Issuance of Series D warrants for placement agent	-	-	67,368	-	-	-	67,368
Issuance of Series E warrants for extension of note payable	-	-	233,547	-	-	-	233,547
Beneficial conversion feature on convertible note	-	-	304,800	-	-	-	304,800
Dividend declared	-	-	(4,235,052)	-	-	-	(4,235,052)

Net income for the year ended October 31, 2008	-	-	-	-	1,825,217	-	1,825,217
Transfer to statutory surplus reserve fund	-	-	-	502,438	(502,438)	-	-
Foreign currency translation	-	-	-	-	-	442,128	442,128
Balance at October 31, 2008	25,000,000	$25,000	$3,228,244	$502,438	$667,873	$352,731	$4,776,286
Capital contribution from shareholder	-	-	5,980	-	-	-	5,980
Net income for the year ended October 31, 2009	-	-	-	-	5,395,981	-	5,395,981
Transfer to statutory surplus reserve fund	-	-	-	639,959	(639,959)	-	-
Foreign currency translation	-	-	-	-	-	(50,928)	(50,928)
Balance at October 31, 2009	25,000,000	$25,000	$3,234,224	$1,142,397	$5,423,895	$301,803	$10,127,319

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	October 31,
	2009	2008
Cash flow from operating activities
Net income	$5,395,981	$1,825,217
Adjustments to reconcile net income to net cash provided by operating activities:
Net foreign currency transaction loss	15,743	196,439
Depreciation of property, plant and equipment	348,561	271,000
Depreciation of livestock	6,126	-
Amortization of deferred financing cost	184,846	180,841
Allowance (recovery) of bad debts-Accounts receivable	5,263	(92,193)
Allowance (recovery) of bad debts-Other receivable	(20,078)	(104,438)
Sales return allowance	(77,770)	82,918
Merger costs from issuance of warrants and common stock	-	3,359,291
Accretion of debt discount	387,901	125,084
(Increase) decrease in operating assets, net of effect of acquisition:
Restricted cash	396	728,670
Accounts receivables	(443,691)	40,242
Other receivables	(974,786)	1,050,228
Inventories	816,331	(1,113,093)
Prepaid expenses	(44,199)	(39,677)
Advances	(340,452)	(362,858)
Other assets	(4,078)	-
Deferred tax and current assets	15,888	(8,953)
Increase (decrease) in operating liability, net of effect of acquisition:
Accounts payable	(194,617)	(1,300,891)
Bills payable	-	(688,713)
Advance from customers	52,713	(129,222)
Income and other tax payable	324,290	54,829
Other payable and accrued expenses	1,080,475	(258,167)
Net cash provided by operating activities	6,534,843	3,816,554
Cash flows from investing activities
Purchase of equipment	(1,465,876)	(183,019)
Advance for construction of office building	-	(1,966,551)
Advance for construction of factory and warehouse	(6,462,478)	(2,928,200)
Advance for acquisition of land use rights	(145,940)	-
Advance for purchase of equipment	(2,091,053)	-
Construction in progress	(2,120,196)	-
Cash acquired from Ardmore	-	23
Cash acquired in subsidiary	-	40,504
Purchase of livestock	(114,939)	-
Purchase of subsidiary	-	(621,284)
Net cash used in investing activities	(12,400,482)	(5,658,527)
Cash flows from financing activities
Proceeds from short term loans	6,681,198	5,440,619
Repayment of short term loans	(5,433,460)	(3,619,991)
Repayment of long term loans	(33,999)	(33,141)
Repayment to minority stockholders	-	(1,257)
Net proceeds from private placement	-	1,001,993
Net proceeds from issuance of Series A preferred stock	14,264,871	-
Dividend paid to previous stockholders of Tianjin Yayi	(2,550,504)	-
Capital contribution from shareholders	5,979	-
Due (from) to related parties	2,426,005	(400,850)
Net cash provided by financing activities	15,360,090	2,387,373
Effect of exchange rate changes in cash	(17,516)	89,561
Net increase in cash and cash equivalents	9,476,935	634,961
Cash and cash equivalents, beginning of year	891,278	256,317
Cash and cash equivalents, end of year	$10,368,213	$891,278
Supplemental disclosure of cash flow information
Cash paid during the period
Interest paid	$604,633	$310,926
Income tax paid	$2,050,646	$1,586,394
Supplemental disclosure of non-cash financing and investing activities;
Repayment of short-term loan from Tianjin Mengyang offset against advances	$877,508	$-
Dividend payable	$-	$4,235,052
Settlement of dividend payable	$1,916,669	$-
Rental deposit applied as advance to construction of factory and warehouse	$-	$644,790
Note payable to Tryant for cancellation of common stock	$-	$250,000
Issuance of Series C warrants for cancellation of common stock	$-	$86,367
Issuance of Series A warrants with convertible notes	$-	$280,726
Issuance of common stock and Series B warrants for finder's fee	$-	$3,344,743
Beneficial conversion feature of convertible notes	$-	$304,800
Deferred financing cost from issuance of Series D warrants	$-	$52,820
Proceeds from convertible note applied to deferred financing cost	$-	$98,007
Deferred financing costs from issuance of Series E warrants to Allied Merit for extension of note payable	$-	$233,547

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

1. Organization and Nature of Business - Continued

Tianjin Yayi Industrial Co., Limited

Tianjin Yayi is a Chinese enterprise organized in the People’s Republic of China (“PRC”) in May 1994 in accordance with the Laws of the People’s Republic of China. Tianjin Yayi currently engages in the processing, commercialization and distribution of a series of goat milk powder, goat milk tablets, liquid goat milk as well as other goat milk drinks in the PRC.

On August 18, 2009, Tianjin Yayi was granted approval from Tianjin Municipal People’s Government to increase its registered capital by $8,792,000 (RMB 60 million), from RMB30 million to RMB 90 million. The capital verification process has been completed.

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

Fuping Milkgoat Dairy Co., Ltd. (formerly Fuping Dongyang Dairy Co., Ltd.)

Fuping Milkgoat’s principal activity is to purchase raw liquid goat milk and process it into raw goat milk powder. On August 8, 2008, Tianjin Yayi acquired Fuping Milkgoat Dairy Co., Ltd. (“Fuping Milkgoat”) for $621,284 (RMB 4,240,846). As a result, Tianjin Yayi owns 100% shares of Fuping Dongyang with a registered capital of $146,000 (RMB 1,000,000).

Shaanxi Milkgoat Dairy Co., Ltd

On September 9, 2009, Tianjin Yayi formed a wholly-owned subsidiary company, Shaanxi Milkgoat Dairy Co., Ltd (“Shaanxi Milkgoat”), and has obtained the business license from the Industrial and Commercial Bureau of Weinan City, Shaannxi Province with a registered capital of $731,000 (RMB5,000,000). Shaanxi Milkgoat’s principal activity is to purchase raw liquid goat milk and processing it into raw goat milk power.

2. Summary of Significant Accounting Policies

The principal activities of the Company and its subsidiaries consist of manufacturing and selling of goat milk powder and liquid goat milk. All activities of the Company are conducted principally by its subsidiaries Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat operating in the PRC.

Basis of Consolidation - The consolidated financial statements include the accounts of Yayi International Inc. and its wholly-owned subsidiary, Charleston together with its wholly-owned subsidiaries, Tianjin Yayi, Weinan Milkgoat Fuping Milkgoat and Shaanxi Milkgoat. All material intercompany transactions have been eliminated in consolidation.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

2. Summary of Significant Accounting Policies - Continued

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

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Fair Value of Financial Instruments – FASB ASC 820-10 requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

2. Summary of Significant Accounting Policies - Continued

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

Leasehold improvement	Lesser of term of the lease or the estimated useful lives of the assets
Plant and machinery	10 years
Furniture, fixtures and equipment	5 years
Motor vehicles	5 years

Recoverability of Long Lived Assets -The Company follows FASB ASC 360. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. The Company is not aware of any events or circumstances that indicate the existence of impairment, which would be material to the Company’s financial statements.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination, In accordance with FASB ASC 350-30, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment, applying a fair-value based test fair value is generally determined using a discounted cash flow analysis.

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

Research and development - Research and development costs are expensed as incurred. Research and development expenses amounted to $150,101 and $111,309 for the year ended October 31, 2009 and 2008, respectively.

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of October 31, 2009, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $1,956,512 and $1,723,569 for the year ended October 31, 2009 and 2008, respectively.

Comprehensive income - The Company follows FASB ASC 220-10 in reporting comprehensive income. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income and foreign currency translation adjustments.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

2. Summary of Significant Accounting Policies - Continued

Income taxes – The Company follows FASB ASC 740 when accounting for income taxes. Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

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

Earnings Per Common Share - The Company follows FASB ASC 260-10, resulting in the presentation of basic and diluted earnings per share. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds.

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

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in other selling, general and administrative expenses. During the year ended October 31, 2009 and 2008, shipping and handling costs were $504,353 and $346,796, respectively.

Retained earnings-appropriated - In accordance with the relevant PRC regulations and the Company’s PRC subsidiaries’ articles of association, Tianjin Yayi, Weinan Milkgoat and Fuping Milkgoat are required to allocate their respective net income to statutory surplus reserve.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

2. Summary of Significant Accounting Policies - Continued

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

Recently Adopted Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. generally accepted accounting principles (“GAAP”) and established only two levels of GAAP, authoritative and non-authoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We adopted and applied the provisions of the ASC for the Company’s fiscal year ended October 31, 2009, and have eliminated references to pre-ASC accounting standards throughout the consolidated financial statements. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued FASB ASC 855-10 on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, management of a reporting entity is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. FASB ASC 855-10 was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. The Company adopted this standard in the quarter ended July 31, 2009. Subsequent events have been evaluated through February 12, 2010, the date the consolidated financial statements were issued as further discussed in this standard.

Fair Value and Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB ASC 820 intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FASB ASC 820 related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. FASB ASC 820 on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. FASB ASC 820 was effective for fiscal years and interim periods ended after June 15, 2009. As such, the Company adopted this guidance for the quarter ended July 31, 2009. Adoption of the FASB ASC 820 did not have a material impact on the Company’s consolidated financial statements.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

2. Summary of Significant Accounting Policies - Continued

Financial Instruments

In February 2007, the FASB issued FASB ASC 825 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FASB ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FASB ASC 825 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this standard on November 1, 2008. It has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no impact on its consolidated financial statements and footnote disclosure.

In April 2009, the FASB issued FASB ASC 825-10 to require disclosures about the fair value of financial instruments on an interim basis. Previously, this has been disclosed on an annual basis only. The Company adopted this standard for the quarter ended July 31, 2009. This standard has not impacted the Company’s consolidated balance sheets or income statements, as its requirements are disclosure-only in nature.

Fair Value Measurement

In September 2006, the FASB issued FASB ASC 820 related to fair value measurements. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB ASC 820-10 which delayed the effective date of the fair value measurements and disclosures for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, "Measuring Liabilities at Fair Value" in relation to the fair value measurement of liabilities. The Company adopted the applicable portions of the provisions of the new standards as of November 1, 2008, and will adopt the provision related to the nonfinancial assets and nonfinancial liabilities on November 1, 2009. The adoption of this standard for financial assets and financial liabilities did not have a material impact on its consolidated financial statements. Although the Company will continue to evaluate the application of the provision for the nonfinancial assets and nonfinancial liabilities, the Company does not expect the adoption to have a material impact on the consolidated financial statements.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

2. Summary of Significant Accounting Policies - Continued

Recently Issued Accounting Pronouncements Not Yet Adopted

Decreases in Ownership of a Subsidiary – a Scope Clarification

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-02 update to address the accounting and reporting for Decreases in ownership of a subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FASB ASC 810 (now included in Subtopic 810-10). For those entities that have already adopted FASB ASC 810, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FASB ASC 810. The Company does not expect the provisions of this standard to have a material effect on the financial position, results of operations, or cash flows of the Company.

Distributions to Shareholders with Components of Stock and Cash

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-01 update to address the accounting for distributions to shareholders with components of stock and cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the provisions of this standard to have a material effect on the financial position, results of operations, or cash flows of the Company.

Own-Share Lending Arrangements in Contemplation of Convertible Debt issuance or Other Financing

In October 2009, the FASB issued FASB ASC 470-20 update to address equity-classified share lending arrangements on an entity’s own shares, when executed in contemplation of a convertible debt offering or other financing. This accounting update addresses how to account for the share-lending arrangement and the effect, if any, that the loaned shares have on earnings-per-share calculations. The share lending arrangement is required to be measured at fair value and recognized as an issuance cost associated with the convertible debt offering or other financing. Earnings-per-share calculations would not be affected by the loaned shares unless the share borrower defaults on the arrangement and does not return the shares. If counterparty default is probable, the share lender is required to recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries. FASB ASC 470-20 is effective for share lending agreements entered into after June 15, 2009, and effective for fiscal years and interim periods within those years beginning on or after December 15, 2009 for all other outstanding arrangements, with retrospective application to those arrangements on the effective date. The Company is currently evaluating the impact of this standard upon its adoption on the Company’s consolidated financial statements.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

2. Summary of Significant Accounting Policies - Continued

Measuring Liabilities at Fair Value

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 update that amended the accounting standard for fair value measurements. Specifically, Accounting Standards Update (ASU) No. 2009-05 update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of the accounting standard on fair value measurements (e.g. an income approach or market approach). Accounting Standards Update (ASU) No. 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This standard will be effective for the first interim period beginning November 1, 2009. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

Earnings per Share Calculation on Share-Based Payments

In June 2008, the FASB issued FASB ASC 260-10 that clarifies whether instruments granted in share-based payment transactions should be included in computing earnings per share. Under this standard, the Company will be required to include restricted stock that contains non-forfeitable rights to dividends in the calculation of basic earnings per share ("EPS"), and will need to calculate basic EPS using the "two-class method." The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. All prior period earnings per share information must be adjusted retrospectively. The Company will adopt this standard as of November 1, 2009; the Company does not currently have any share-based awards that would qualify as participating securities.

Convertible Debt Instruments

In May 2008, the FASB issued FASB ASC 470-20 related to convertible debt instruments. FASB ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion, including partial cash settlement, to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FASB ASC 470-20 is effective for the Company’s fiscal year beginning November 1, 2009, and retrospective application is required for all periods presented. The Company is currently evaluating the impact of this on its consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

2. Summary of Significant Accounting Policies - Continued

Useful Life of Intangible Asset

In April 2008, the FASB issued FASB ASC 350-30 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FASB ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this standard is not currently applicable to the Company.

Noncontrolling Interests

In December 2007, the FASB issued FASB ASC 810-10 on noncontrolling interests in consolidated financial statements. FASB ASC 810-10 changes the accounting and reporting for minority interests, which must be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. FASB ASC 810-10 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company does not expect the adoption of this standard will have a material impact on the consolidated financial statements as the Company does not currently have noncontrolling interests.

Business Combination

In December 2007, the FASB issued FASB ASC 805 which related to business combinations. FASB ASC 805 expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FASB ASC 805 which clarified the accounting for pre-acquisition contingencies. This standard is effective for the Company beginning November 1, 2009 and will change the accounting for business combinations on a prospective basis.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

3. Acquisition

The acquisition of Fuping Milkgoat was accounted for under the purchase method of accounting. In accordance with this method, the results of Fuping Milkgoat have been included in the Company’s consolidated financial statements from the date of acquisition, August 8, 2008.

The following unaudited pro forma financial information presents the consolidated results of the Company as though the acquisition of Fuping Milkgoat was completed as at the beginning of years ended October 31, 2008:

2008
Net sales	21,791,268
Net income	1,806,575
Earnings per share - basic	0.08
Earnings per share - diluted	0.05

4. Other Receivables

	October 31,	October 31,
	2009	2008
Advance to staff	$79,097	$42,196
Advance to branch manager	365,502	-
Due from unrelated party	-	37,940
Prepayment	660,970	71,803
Sundry	20,854	-
	1,126,423	151,939
Less: allowance for bad debts	(9,146)	(29,207)
	$1,117,277	$122,732

At October 31, 2009, advance to branch manager is the operating and marketing fund for sales offices.

At October 31, 2008, amount due from unrelated party represents refund due from Nanda Technology Company Limited on research and development contract that was terminated on October 10, 2007 and the amount has been received as of October 31, 2009.

Prepayment includes $1,462 of prepaid expenses and $659,508 prepayment for purchase of milk powder equipment as of October 31, 2009.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

5. Inventories

Inventories consist of:

	October 31,	October 31,
	2009	2008
Raw materials	$1,795,275	$1,852,213
Packaging	370,920	446,031
Finished goods	381,885	1,031,532
	2,548,080	3,329,776
Less: allowance	(41,770)	-
	$2,506,310	$3,329,776

As of October 31, 2009, there was allowance made for obsolete or slow moving inventory of $41,770. There was no allowance made for obsolete or slow moving inventory as of October 31, 2008.

6. Advances

Advances consist of:

	October 31,	October 31,
	2009	2008
Advances to Tianjin Mengyang Biological Development Co., Ltd ("Tianjin Menyang"), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 14)	$4,178,061	$4,185,505
- purchase of factory and warehouse (Note 14)	11,038,812	3,575,186
- advances for renovation of office building (Note 14)	342,200	342,810
- short term loan	-	1,001,185
Advanced payment to other suppliers	739,587	229,185
Advanced payment for construction in progress (Note 14)	350,975	-
Advanced payment for purchasing machinery and equipment (Note 14)	1,740,586	-
Advanced payment for acquisition of land use rights (Note 14)	146,239	146,200
	$18,536,460	$9,480,071
Less: Long-term portion - purchase of factory and warehouse	-	(3,575,186)
	$18,536,460	$5,904,885

The construction of office building was postponed from the original estimated completed date of December 31, 2009 to the end of March, 2010 (Note 14).

The construction of factory and warehouse is estimated to be completed and could be used by the end of June, 2010 (Note 14).

The construction in progress relates to the construction and installation of central system pipelines is estimated to be completed by the end of August, 2010 (Note 14).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	October 31,	October 31,
	2009	2008
At cost:
Leasehold improvement	$68,903	$69,026
Plant and buildings	1,702,435	378,346
Machinery	2,439,042	2,303,599
Furniture, fixtures and equipment	192,243	184,829
Motor vehicles	197,175	197,526
	4,599,798	3,133,326
Less: accumulated depreciation and amortization	(900,817)	(552,941)
	$3,698,981	$2,580,385

Motor vehicles are collateralized against long term payable (Note 10).

During the year ended October 31, 2009, depreciation expenses amounted to $348,561, of which $275,487 and $73,074 was recorded as cost of sales and other selling, general and administrative expense, respectively.

During the year ended October 31, 2008, depreciation expenses amounted to $271,000, of which $91,980 and $179,020 was recorded as cost of sales and other selling, general and administrative expense, respectively.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

8. Short Term Loans

Short-term loans due within one year as of October 31, 2009 and October 31, 2008 consist of the following:

				October 31,	October 31,
				2009	2008
Lender	Loan Period	Collateral /	Interest Rate
		Guarantee	per annum
Industrial & Commercial Bank of China	November 26, 2007 to November 12, 2008	-	8.0%	$-	$586,000
Rural Cooperative Bank of Tianjin	December 29, 2007 to December 27, 2008	-	9.0%	-	937,600
Tianjin Yinna Gonggong Hangdao Shujun Company Limited	September 24, 2008 to December 24, 2008	-	0%	-	439,501
Tianjin City Commercial Bank	July 25, 2008 to July 24, 2009	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	9.7%	-	2,197,500
Allied Merit International Investment, Inc. (Note 13)	April 12, 2008 to July 31, 2009	Secured against 2,000,000 shares owned by Global Rock Stone Industrial Ltd.	8%	-	1,000,000
Industrial & Commercial Bank of China	November 14, 2008 to November 11, 2009	Guaranteed by the Medium and Small- Size Enterprise Credit Guarantee Center of Tianjin	8.0%	584,958	-
Rural Cooperative Bank of Tianjin	January 20, 2009 to January 19, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	643,454	-
Allied Merit International Investment, Inc.	November 5, 2007 to the completion of first round of fund raising after the reverse merger	-	-	121,705	114,395

Shanghai Pudong Development Bank	November 28, 2008 to November 28, 2009, it has been renewed and extended to December 14, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	7.3%	1,462,394	-
Rural Cooperative Bank of Tianjin	May 22, 2009 to May 21, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	1,462,394	-
Rural Cooperative Bank of Tianjin	July 3, 2009 to May 21, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	2,193,592	-
				$6,468,497	$5,274,996

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

8. Short Term Loans - Continued

Short-term loans from Industrial & Commercial Bank of China, Rural Cooperative Bank of Tianjin, and Tianjin City Commercial Bank are guaranteed by third parties in which the Company paid a one-time guarantee fee based on 1.0% to 1.5% of the guaranteed amount. The guarantee fee was amortized in 12 months and included in other expense for the year ended October 31, 2009 and 2008 was $72,621 and $30,154.

On November 13, 2008, the Company entered into a loan agreement with Industrial & Commercial Bank of China, for $584,958 (RMB4,000,000). The annual interest rate is 8.0% per annum and is due on November 11, 2009. The loan was paid off subsequent of October 31, 2009. The loan is guaranteed by the Medium and Small-Size Enterprise Credit Guarantee Center of Tianjin with a guarantee fee of 1% of the original loan amount and was amortized in 12 months.

On January 20, 2009, the Company entered into a loan agreement with Rural Cooperative Bank of Tianjin for $643,454 (RMB4,400,000). The annual interest rate is 6.4% per annum and is due on January 19, 2010. The loan was paid off subsequent of October 31, 2009.

On July 25, 2008, the Company entered into a loan agreement with Tianjin City Commercial Bank for $2,192,149 (RMB15,000,000). The annual interest rate is 9.7% per annum and is due on July 24, 2009. The loan was paid off as of July 31, 2009.

On November 5, 2007, Charleston entered into a loan agreement with Allied Merit International Investment, Inc. (“Allied Merit”) for $114,395. The loan represents various professional expenses related to the merger paid by Allied Merit on behalf of Charleston, including the $50,000 paid to Tryant in January 2008 as discussed in Note 13. The loan incurs interest at 8% per annum and is due upon the first round of funds raised subsequent to the $1,300,000 fund raised upon listing on the U.S Over the Counter (“OTC”) market. Pursuant to the agreement, Allied Merit agreed to convert accrued interest into the Company’s common stock conversion rate of $2.00 per share. As of October 31, 2009, there was no conversion of accrued interest into the Company’s common stock. Pursuant to an agreement dated June 15, 2009, signed between Charleston and Allied Merit, Allied Merit agreed to waive the previously accrued interest on the loan. During the year ended October 31, 2009, Allied Merit lent an additional $78,877 to Charleston. As of October 31, 2009, the total amount owed to Allied Merit is $121,705.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

8. Short Term Loans - Continued

On April 3, 2008, the Company entered into a loan agreement with Allied Merit for $1,000,000. The loan does not bear interest and was originally due on July 7, 2008. On July 15, 2008, in exchange for extending the maturity date to December 31, 2008, the Company granted to Allied Merit Series E warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.08 per share. The warrants expire on the third anniversary of the grant date. The fair value of the Series E warrants is $233,547, valued using the Black Scholes pricing model, and recorded as debt issuance costs. The debt issuance costs were amortized over the term of the loan and have been fully expensed as of January 31, 2009. The amortization expense for the year ended October 31, 2009 and 2008 was $84,926 and $148,621, respectively. During the year ended October 31, 2009 the Company had repaid to Allied Merit all amounts owed under the Note including all principal and interest due. On July 8, 2009, the Company, Allied Merit and Global Rock entered into a termination and release agreement (the “Agreement”) to terminate the Loan Agreements and to terminate, release and discharge any and all of the security interests created under the Stock Pledge Agreement Allied Merit unconditionally and irrevocably terminated, released and discharged all security interests that were created in its favor by Global Rock under the Stock Pledge Agreement and assigned, transferred and delivered to Global Rock all of its right, title and interest in the pledged property.

On November 28, 2008, the Company entered into a loan agreement with Shanghai Pudong Development Bank for $1,462,394 (RMB10,000,000). The annual interest rate is 7.3% per annum and is due on November 28, 2009. The loan has been renewed and the new due date is on December 14, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of $21,921 (RMB150,000) and was amortized in 12 months.

On December 26, 2008, the Company entered into a loan agreement with Tianjin Haitai Investment Guarantee Co., Ltd. for $731,197 (RMB5,000,000). The annual interest rate is 5.8% per annum and is due on May 26, 2009. The Company has to pay a guarantee fee of 1.5% of the original loan amount to Tianjin Haitai Investment Guarantee Co., Ltd. On January 23, 2009, the Company repaid $73,119 (RMB500,000) to Tianjin Haitai Investment Guarantee Co., Ltd. The loan was paid off as of July 31, 2009.

On May 22, 2009, the Company entered into a loan agreement with Rural Corporative Bank of Tianjin for $1,462,394 (RMB10,000,000). The annual interest rate is 6.4% per annum and is due on May 21, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of $21,936 (RMB150,000) and was amortized in 12 months.

On June 12, 2009, the Company entered into a loan agreement with Tianjin Binhai Rural Commercial Bank for $438,718 (RMB3,000,000). The annual interest rate is 5.8% per annum and was due on September 11, 2009. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. and Ms. Li Liu, CEO and major shareholder of the Company with a guarantee fee of $4,387 (RMB30,000) and was amortized in 12 months. The loan was repaid as of October 31, 2009.

On July 3, 2009, the Company entered into two loan agreements with Rural Corporative Bank of Tianjin for $1,096,796 (RMB7,500,000) each with a total of $2,193,592 (RMB15,000,000). The annual interest rate is 6.4% per annum and is due on May 21, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd with a guarantee fee of $21,936 (RMB150,000) and was amortized in 12 months.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

9. Due to Related Parties

	October 31,	October 31,
	2009	2008
Li Liu, a director of the Company, officer and principal shareholder	$3,393,542	$977,950
Other shareholders	1,917,930	-
	$5,311,472	$977,950

The amount due to Li Liu and other shareholders are unsecured with no stated interest or repayment terms.

10. Long-Term Loans

As of October 31, 2009 and 2008, the Company has the following long-term loans:

	October 31,	October 31,
	2009	2008
Installment loan GMAC-SAIC Automotive Finance Company Limited, interest at 7.33% per annum, monthly principal and interest payment of $322 from July 15, 2005 to June 17, 2009	$-	$2,295
Installment loan from Daimler-chrysler Automotive Finance Ltd, interest at 7.83% per annum, monthly principal and interest payment of $2,484 from September 30, 2007 to September 30, 2009	-	31,794
Convertible notes in principal amounts of $1,300,000, less debt discount of $72,541, interest at 8% per annum, due December 2009. These notes were converted into common stock in December 2009 (Note 13)	1,227,459	839,558
	1,227,459	873,647
Less: current portion	(1,227,459)	(34,089)
Long-term loans, net of current portion	$-	$839,558

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

10. Long-Term Loans - Continued

(a) The convertible notes payable, net of debt discount consists of the following as of October 31:

	October 31,	October 31,
	2009	2008
Convertible notes payable	$1,300,000	$1,300,000
Less: Debt discount - Series A Warrants	(280,726)	(280,726)
Less: Debt discount - beneficial conversion feature	(304,800)	(304,800)
Accretion of debt discount - warrants and beneficial conversion feature	512,985	125,084
Convertible notes payable, net	$1,227,459	$839,558

Accrued interest on the convertible notes payable as of October 31, 2009 was $146,170 and interest expense on the convertible notes for the year ended October 31, 2009 was $104,001

Accrued interest on the convertible notes payable as of October 31, 2008 and interest expense for the year ended October 31, 2008 was $42,179.

11. Income and Other Tax Payables

Income and other tax payables consist of the following:

	October 31,	October 31,
	2009	2008
Income tax payable	$207,510	$65,075
Value added tax payable	1,320,149	1,157,293
Individual income withholding tax payable	680	-
Other tax payables	40,577	23,843
	$1,568,916	$1,246,211

12. Income Tax

The enterprise income tax is reported on a separate entity basis.

United States

The Company was incorporated in Delaware and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the year ended October 31, 2009. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset.

BVI

Charleston was organized in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

12. Income Tax - Continued

PRC

Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are subject to PRC income tax. Income tax expense for the year ended October 31, 2009 was $2,201,032. Income tax expense for the year ended October 31, 2008 was $1,633,946.

As approved by the relevant tax authority in the PRC, Tianjin Yayi was fully exempted from PRC enterprise income tax for three years starting from 2004 through December 31, 2007. Effective January 1, 2008, the statutory PRC tax rate is 25% (prior to January 1, 2008, the statutory PRC rate was 33%). Therefore, the statutory PRC rate for the year ended October 31, 2009 was 25%. The statutory PRC rate for the year ended October 31, 2008 was 26.3% .

The income tax provision consists of the following:

	Year ended October 31,
	2009	2008
Current	$2,189,207	$1,643,348
Deferred	(455,475)	(1,728,502)
Change in valuation allowance	467,300	1,719,100
	$2,201,032	$1,633,946

The following is a reconciliation of the tax derived by applying the PRC Statutory Rate to the earnings before income taxes, excluding merger costs of $3,456,784, and comparing that to the recorded income tax provisions:

	Year ended October 31,
	2009	2008
Tax provision at PRC statutory rate	25.0%	26.3%
Tax exemption	0.0%	-5.0%
Permanent differences	1.7%	0.0%
Parent company's expenses not subject to PRC tax	2.3%	2.3%
Effective tax rate	29.0%	23.6%

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

12. Income Tax – Continued

The components of the deferred tax assets are as follows:

	2009	2008
Deferred tax asset for NOL carryforwards - China	$99,700	$55,700
Deferred tax asset for NOL carryforwards - US	1,374,000	1,104,000
Warrant expense	721,300	568,000
Temporary difference from intercompany sales profit	1,258	-
Allowance for doubtful accounts receivable	(3,682)	9,402
	$2,192,576	$1,737,102
Valuation allowance	(2,195,000)	(1,727,700)
Deferred tax asset (liability), net	$(2,424)	$9,402

The valuation allowance for deferred tax assets as of October 31, 2009 and 2008 was $2,195,000 and $1,727,700. The change in the total valuation allowance for the years ended October 31, 2009 and 2008 was an increase of $467,300 and an increase of $1,719,100. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At October 31, 2009, the Company had net operating loss carry forwards for United States Federal and State income tax purposes of approximately $3,351,000 (the “NOL carry forwards-US”), which were available to offset future US taxable income, if any, through 2029. At October 31, 2009, the Company had net operating loss carry forwards, associated with its subsidiaries Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat, for PRC income tax purposes of approximately $399,000 (the “NOL carry forwards – China”), which are available to offset future PRC taxable income, if any, until it is fully offset against future taxable income subject to the approval of the Chinese tax authority. Based upon the uncertainty of future US taxable income, the limited operating histories of its subsidiaries, Weinan Milkgoat, Fuping Milkgoat, and Shaanxi Milkgoat, and these subsidiaries’ losses incurred to date, management has fully reserved the deferred tax asset associated with the warrant expense and NOL carry forwards for US and PRC income tax purposes.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

13. Merger and Offering

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

13. Merger and Offering – Continued

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

The convertible notes are being accreted to their maturity value of $1,300,000 using the interest method and an effective monthly rate of 5.22% . The unamortized amount as of October 31, 2009 is $72,542.

Convertible Promissory Note and Issuance of Series A Warrants

Pursuant to a registration rights agreement with the purchasers of these units, Ardmore agreed to register the resale of the shares of common stock underlying the notes and Series A Warrants. Generally, if Ardmore fails, subject to specified exceptions, to comply with certain of its obligations under this agreement, Ardmore may be required to pay the investors, as of the date of such failure and each monthly anniversary of such failure, partial liquidated damages equal to 1.5% of the purchase price paid by them for any unregistered securities held by them that are required to be registered; provided, however, that (i) Ardmore will not be liable for liquidated damages in excess of 1.5% of the aggregate purchase price in any 30 day period and (ii) the maximum amount payable to each purchaser shall not exceed 20% of their purchase price. Ardmore did not file a registration statement by July 21, 2008, as required by the agreement. On November 24, 2009, the Company and Investors entered into a Settlement Agreement (the "Settlement Agreement") to settle the Company’s obligations under the promissory notes, the Series A Warrants and the Registration Rights Agreement, (Note 22).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

13. Merger and Offering – Continued

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

For the years ended October 31, 2009 and 2008, amortization of debt issuance costs and accretion of debt discount from the warrants and embedded derivatives issued in respect of the merger on June 6, 2008 (“merger”) totaled $487,821 and $157,304, respectively.

Each series of warrants issued in respect of the merger were valued using a Black-Scholes model. The following assumptions were used to calculate the fair value of these warrants: dividend yield of 0%, expected volatility of 70.31%, risk-free interest rate of 2.73%, expected life of 3 years, and stock price of $1.10 per share with exercise price of $1.08 -$1.35 per share.

The following table summarizes all of the Company’s warrant transactions for the year ended October 31, 2009 and 2008.

	Shares issued	Fair Value
Warrants issued in respect of the merger:
Series A Warrants	601,900	$280,726
Series B Warrants	2,148,148	1,144,743
Series C Warrants	185,185	86,367
Series D Warrants	144,448	67,368
	3,079,681	$1,579,204
Warrants issued in exchange for extension of maturity date of loan from Allied Merit:
Series E Warrants	250,000	233,547
	3,329,681	$1,812,751

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

13. Merger and Offering – Continued

			Exercise Price
	Option	Vested	per Common
	Shares	Shares	Stock Range
Balance, October 31, 2007	-	-	-
Granted or vested during the year ended October 31, 2008	3,329,681	3,329,681	$1.08-$1.35
Expired during the year ended October 31, 2008	-	-	-
Balance, October 31, 2008	3,329,681	3,329,681	$1.08-$1.35
Granted or vested during the year ended October 31, 2009	-	-	-
Expired during the year ended October 31, 2009	-	-	-
Balance, October 31, 2009	3,329,681	3,329,681	$1.08-$1.35

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding

	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Warrants
Exercise Prices	at October 31, 2009	Contractual Life (Years)	Currently Exercisable
$1.08-$1.35	3,329,681	1.86	$1.16

14. Commitments and Contingencies

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

14. Commitments and Contingencies – Continued

As of October 31, 2009, the Company was obligated under operating leases requiring minimum rentals as follows:

Fiscal year
2010	81,894
2011	81,894
2012	83,113
2013	84,819
2014	84,819
Thereafter	134,297
$550,836

For the years ended October 31, 2009 and 2008, rent expense amounted to $213,914 and $221,989 respectively.

Purchase of Office Building

On January 15, 2007, the Company signed a sales and purchase agreement with Tianjin Mengyang to buy a four-story office building of an approximate construction area of 7,800 square meters situated at Jinghai Industrial Park for a total consideration of $ 4,334,537 (equivalent to RMB29,640,000). Tianjin Mengyang is responsible for renovation of the building. As of July 31, 2009, the Company had advanced a total of $4,178,061 (equivalent to RMB 28,570,000) to Tianjin Mengyang in connection with this agreement. There is a 3% penalty payable to Tianjin Mengyang for funds not paid by the Company according to schedule and a 3% penalty payable to the Company by Tianjin Mengyang on the uncompleted portion of the total consideration if the project is not completed and handed over to the Company for use by September 30, 2008. Due to the 2008 Beijing Olympics, the Tianjin city government temporarily discontinued all existing construction projects; therefore, the estimated completion date of project has been postponed to December 31, 2009. It was agreed between both parties in a supplementary agreement signed on October 12, 2008 that no penalty would be charged to each other for this delay. Due to the freezing weather, the estimated completion date is further delayed to March 31, 2010. 50% of the remaining balance, $78,238 (RMB535,000) is due upon receiving the certificate of house property.

The Company also advanced $342,200 (equivalent to RMB2,340,000) to Tianjin Mengyang for interior renovation of the building. The remaining $342,200 is to be paid upon inspection of the completed renovation project. The remaining balance is scheduled to be paid in March, 2010. If the remaining balance is not paid upon completion of the project, Tianjin Mengyang will accrue interest on the remaining balance at the PRC prime interbank rate of 6.03% per annum for a 3 month loan.

Purchase of Factory & Warehouse

On January 15, 2007, the Company signed a factory and warehouse leasing agreement with Tianjin Mengyang to rent a total gross area of 30,165 square meters for an annual rent of $1,288,103 (RMB8,808,180) for 21 years from September 1, 2008 to August 31, 2029. A half-year deposit of $644,039 (RMB4,404,000) was paid as of April 30, 2008. The property is to be located in Jinghai Industrial Park and Tianjin Mengyang is responsible for its construction.

On September 26, 2008, the Company signed a new factory transfer agreement with Tianjin Mengyang that cancelled the factory and warehouse leasing agreement signed on January 15, 2007. The new agreement is to purchase three warehouses and a factory of an approximate construction area of 30,165 square meters situated at Jinghai Economic Park for a total consideration of $13,233,939 (RMB90,495,000). The rental deposit of $644,039 (RMB4,404,000), paid with respect to the factory and warehouse leasing agreement signed on January 15, 2007, was used to partially offset the total consideration. As of December 31, 2008, the Company paid a total of $6,493,617 (RMB44,404,000) after including the amount of $644,039 (RMB4,404,000) paid originally as deposit for lease.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

14. Commitments and Contingencies – Continued

On January 20, 2009, the Company signed a supplemental agreement with Tianjin Mengyang to postpone the construction completion date to December 31, 2009. Under this supplement agreement, a monthly payment of $438,718 (RMB3,000,000) is due at the end of each month from January 2009 to November 2009, totaling $4,825,902 (RMB33,000,000). The remaining balance of $1,914,420 (RMB13,091,000) is due on December 31, 2009. Total payment made as of October 31, 2009 totaled $11,038,812 (RMB75,484,500). $877,436 (RMB6,000,000) of the payment was paid via an offset with the short term loan due from Tianjin Mengyang.

On June 12, 2009, the Company signed a supplemental agreement with Tianjin Mengyang which the remaining balance for purchase of office building, factory and warehouse is $4,703,208 (RMB32,161,000). As of October 31, 2009, 50% of this remaining balance, $2,351,604 (RMB16,080,500) has been paid on the completion of the main framework of the construction. 25% of the remaining balance, $1,175,802 (RMB8,040,250) is due upon satisfactory inspection of the construction and transfer of title (on or before April 30, 2010). The remaining 25% of the balance, $1,175,802 (RMB8,040,250) is due upon receiving the certificate of ownership (on or before June 30, 2010).

As of October 31, 2009, the Company received the main body construction verification report. The total verified area of the office building, factory and warehouse is 39,142 square meters which is 1,177 square meters more than the area stated in the supplemental agreement (37,965 square meter). According to the supplemental agreement, the Company committed to pay more on the additional area built. This results in increase the costs by $419,364 (RMB2,867,650).

Purchase of Machinery & Equipment

During the year ended October 31, 2009, the Company signed three contracts for purchasing machinery and equipment to expand its goat milk powder production lines and liquid goat milk production line, with the total amount of $6,214,372 (RMB42,494,500). $1,740,586 (RMB11,902,300) has been paid as of October 31, 2009. The remaining balance of $4,473,786 (RMB30,592,200) will be paid progressively. The machinery and equipment is expected to be delivered and inspected by March 31, 2010 and final payment of 5% is to be paid within 6 months after approval of final inspection of equipment received.

Subsequent of October 31, 2009, the Company adopts a new marketing strategy and will stop producing the liquid goat milk within three years. Now the Company is negotiating with one of its liquid goat milk equipment suppliers to terminate one of the contracts for purchasing machinery and equipment. As of October 31, 2009, this equipment supplier has delivered machinery and equipment to the Company amounting to $248,607 (RMB1,700,000), and the Company has advanced $770,609 (RMB5,269,500) to the supplier for equipment purchase. The Company is still in negotiation stage with this supplier regarding termination of the contract and the possibility of transferring the $770,609 to the Company’s other construction project. If the negotiation becomes unsuccessful, the potential compensation to the supplier will be approximately 1% of the $770,609 (RMB5,269,500) refund from the supplier, which is approximately $7,706 (RMB52,695).

Construction in progress of goat farm facilities

During the year ended October 31, 2009, the Company signed the agreements with two construction companies, Zhuangli Construction Team and Fupin County Qinzheng Construction Engineering Corporation for the construction of farm facilities with the total amount of $2,524,093 (RMB17,260,000). $1,551,893 (RMB10,612,000) has been paid as of October 31, 2009. The remaining balance of $972,200 (RMB6,648,000) will be paid progressively. The final payment of 25% of Zhuangli is due one year after the construction is approved and accepted. The remaining balance for the construction by Qinzheng will be paid progressively and final payment of 10% is due one year after the construction is approved and accepted. Due to the changes of some construction location, the completion date was postponed to May, 2010. On September 2009, the company signed an supplementary agreement with Qinzheng for reducing the total amount of costs by $277,855 (RMB1,900,000) due to the changes of construction location. The remaining balance after reduction is $694,345 (RMB4,748,000) and will be paid progressively.

During the year ended October 31, 2009, the Company signed an agreement with Zhuangli for the construction of goat milking stations with the total amount of $482,590 (RMB3,300,000). $459,192 (RMB3,140,000) has been paid as of October 31, 2009. The remaining balance of $23,398 (RMB160,000) is due one year after the construction is approved and accepted. Due to the low milk production season, the Company decided to postpone the date for installing equipment to May, 2010.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

14. Commitments and Contingencies – Continued

Purchase of Raw Material

The Company has written agreements with 18 village committees for the purchase of goat milk and goat placenta to ensure the steady supply of its raw material.

The details of agreements are listed as follows and the Company is obligated under the purchase agreement requiring minimum purchases as follows:

Fiscal year	Tons
2010	2,205
2011	2,156
2012	1,788
2013	675
6,824

The price for the goat milk and goat placenta is determined by the market. As of October 31, 2008, the market price for the goat milk and goat placenta is $336 per ton (equivalent to RMB2,300 per ton).

Purchase of Goat Milk Powder

In August 2009, the Company entered into contracts with 3 suppliers for purchase of a total of 420 ton goat milk powder. Total purchase commitment is $1,437,241 (RMB9,828,000). The suppliers must deliver the goat milk powder by April 29, 2010. As of October 31, 2009, the Company has prepaid $574,897 (RMB3,931,200) of the contract amount; the remaining contract amount of $862,345 (RMB5,896,800) will be paid upon delivery of the goat milk powder.

Process contracts

On December 30, 2006 the Company entered into a process contract with a third party. The third party provided production facility, office, dormitory, equipment and personnel to process liquid milk. The minimum monthly fee is $17,549 (RMB120,000) which was based on a minimum annual production commitment of 800 metric tons at $263 (RMB 1,800) per metric ton. This contract expired on December 29, 2008 and is automatically renewed for one year at end of term since the Company anticipates it will have its own production capacity by the end of fiscal 2009. The third party terminated the contract in February 2009 orally. The Company does not have further commitment as a result of the termination.

On April 1, 2007, the Company entered into a process contract with a third party. The third party will provide production facility, equipment and personnel to process liquid milk. The monthly fee is approximately $15,063 (RMB103,000) and the contract expires on December 31, 2009. The third party terminated the contract in February 2009 orally. The Company does not have further commitment as a result of the termination.

Land Use Rights Agreement

On July 25, 2008, the Company entered into an agreement with the Government of the Lin Wei District of Weinan City (“Government”) pursuant to which the Company is to build a 30,000 square meter goat milk processing facility in one of the Government’s industrial parks. The construction project is estimated to cost approximately $19,011,129 (RMB130,000,000), which includes fixed assets investment of approximately $11,699,156 (RMB80,000,000) and working capital of approximately $7,311,973(RMB50,000,000). In connection with this agreement, the Government will transfer land use rights of approximately 67,000 square meter to the Company for 50 years for approximately $994,428 (RMB6,800,000). Pursuant to a supplemental agreement entered into on September 16, 2008 with the Government, the Company is required to commence construction within six months of the date of the supplemental agreement. Subsequent to January 31, 2009, the Company reached an oral agreement with the Government to extend the commencement date of the construction to no later than May 31, 2009. As of October 31, 2009, the Company has obtained the related approval documents from the Government to begin construction. In accordance with the supplemental agreement, the Company paid $146,239 (RMB1,000,000) for part of the consideration of the land use rights. This is reflected as advances as of October 31, 2009. According to the land surveying from Government, the remaining balance has been revised from $848,189 (RMB5,800,000) to $795,857 (RMB5,442,150) and the remaining balance has been paid on November 24, 2009. The Company has received the certificate on land use right from the local government and the construction is expected to commence in March, 2010.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

14. Commitments and Contingencies – Continued

Purchase of farm facilities

On August and October, 2009, the Company signed 8 purchase agreements with 8 different farmers to buy farm facilities with the total amount of $1,197,701 (RMB8,190,000). As of October 31, 2009, total of $908,154 (RMB6,210,050) has been paid and the balance will be paid within 60 days after the purchase agreements were signed. The balance has been paid off in January 2010.

Installation of central system pipelines

On October 28, 2009, Shaanxi Milkgoat entered into a Project Installation Agreement ("Installation Agreement") with Heilongjiang Tianhong Food Equipment Co., Ltd. ("Heilongjiang Tianhong"), which provided for, among others, that Heilongjiang Tianhong was to provide and install all the process pipelines and the central system pipelines at Shaanxi Milkgoat’s new joint production facility. Pursuant to the Installation Agreement, Shaanxi Milkgoat agreed to pay Heiliongjiang Tianhong an aggregate of $1,833,111 (RMB 12,535,000) in five installments for the service that Heilongjiang Tianhong will provide. According to the agreement, 30% of it, $549,933 (RMB3,760,500) is the first installment. $350,975 (RMB2,400,000) has been paid as of October 31, 2009 and the rest of the first installment, $198,958 (RMB1,360,500) was paid on November 30, 2009. 30% of it, $549,933 (RMB3,760,500) is expected to be paid within seven days after the beginning of installation , 2010, 10% of it, $183,311 (RMB1,253,500) is expected to be paid within ten days after completion of installation, 25% of it $458,278 (RMB3,133,750) is expected to be paid in within ten days after inspection of installation and the rest of 5%, $91,656 (RMB626,750) is expected to be paid one year after the inspection of installation. Heiliongjiang Tianhong agreed to complete the installation within 90 days after Shaanxi Milkgoat provides to Heilongjiang Tianhong an appropriate construction site for the installation according to the Installation Agreement. The installation is estimated to be completed on August, 2010.

15. Concentrations, Risks, and Uncertainties

The Company did not have any customer constituting greater than 10% of net sales for the year ended October 31, 2009.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company did not have any suppliers constituting greater than 10% of the Company’s purchase for the year ended October 31, 2009.

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume for the year ended October 31, 2008:

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

	Year ended
	Oct 31,
	2009	2008
Lintong Hongxing Dairy Co., Ltd.	*	13.0%

* Constitute less than 10% of the Company's purchasing volume.

As at October 31, 2008, amount due to Lintong Hongxing Dairy Co., Ltd. included in accounts payable was approximately $50,171. Included in advances (Note 6) is $38,163 of advance paid to this supplier as of October 31, 2008.

16. Operating Risk

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 8 and Note 10. Other financial assets and liabilities do not have material interest rate risk.

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

17. Earnings Per Share

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

	Year ended
	October 31,
	2009	2008
Net income available for common shareholders - basic	5,535,981	1,825,217
Less: write-off of total debt discount on convertible debt since unamortized debt discount is written-off upon conversion	-	(585,526)
Less: write-off of total deferred financing costs on convertible debt since unamortized financing costs are written-off upon conversion	-	(150,827)
Add: Interest expense on convertible note	-	199,475
Net income available for common shareholders - diluted	5,535,981	1,288,339
Weighted average outstanding shares of common stock	25,000,000	23,402,329
Dilutive effect of warrants	-	553,923
Dilutive effect of convertible notes	-	484,779
Diluted weighted average outstanding shares	25,000,000	24,441,031

Earnings per share:
Basic	$0.22	$0.08
Diluted	$0.22	$0.05

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

For the year ended October 31, 2009, common stock equivalents including convertible preferred stock, convertible notes and warrants were anti-dilutive; therefore the amounts reported for basic and dilutive earning per share were the same.

18. Series A Redeemable Preferred Stock

Series A Redeemable Convertible Preferred Stock

On June 18, 2009, the Company entered into a series A preferred stock purchase agreement (the “Stock Purchase Agreement”) where it issued and sold to an accredited investor, SAIF Partners III L.P. (“SAIF”) 1,530,612 shares of the Company’s Series A Preferred Stock, par value $0.001 per share (the “Series A Redeemable Convertible Preferred Stock”) at a price per share of $9.80 for an aggregate purchase price of $15.0 million (the “Private Placement”). The Series A Redeemable Convertible Preferred Stock is convertible into the Company’s common stock, at the option of the holder at any time, at an initial conversion price at $0.98 per share, which conversion price is subject to stock split, recapitalization and other anti-dilution protection, as well as adjustments based on the Company’s financial performance.

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

Redemption

At any time and from time to time after June 30, 2012, the holders of not less than a majority of the then outstanding Series A Redeemable Convertible Preferred Stock have the right to request the Company to redeem all of the then outstanding shares of Series A Redeemable Convertible Preferred Stock in cash, if the following qualified events has not occurred: (i) the Company’s shares of common stock or American Depository Shares representing shares of the common stock are listed on the New York Stock Exchange or the NASDAQ Global Market, and (ii) the closing market price of such listing securities represents a price of no less than $4.25 per share of common stock, subject to adjustment, in any consecutive 30-trading-day period. The per share redemption amount is equal to the sum of (i) the purchase price of $9.8 per share plus an internal rate of return of 25% for the period from the issuance date of the Series A Redeemable Convertible Preferred Stock to the redemption date, and (ii) an amount equal to all declared but unpaid dividends for each outstanding share of Series A Redeemable Convertible Preferred Stock. As of October 31, 2009, the aggregate redemption amount is $16,386,984 (1,530,612 shares x $9.8 x (1+25% / 365 days x 135 days)).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

18. Series A Redeemable Preferred Stock – Continued

The Series A Redeemable Convertible Preferred Stock is not redeemable currently and it is not probable that it will become redeemable; therefore subsequent adjustment to the Series A Redeemable Convertible Preferred Stock’s redemption amount is not necessary until it is probable that the Series A Redeemable Convertible Preferred Stock will become redeemable. Based on management’s future projection of earnings per share and considering P/E ratio of similar companies in the dairy industry, management believes it is probable that the Company will be able to maintain a closing market price of no less than $4.25 per share of common stock for 30 consecutive trading days. In addition, the Company is currently working on complying with the NASDAQ listing requirements. The Company believes it is probable that the qualified events, as defined above, will occur. As such, it is not probable that the Series A Redeemable Convertible Preferred Stock will become redeemable and hence no accretion to redemption value was made.

In accordance with FASB’s accounting standard, the Series A Redeemable Convertible Preferred Stock is classified outside of permanent equity because the occurrence of the qualified events are not solely within the control of the Company. In accordance with FASB’s accounting standard, the issuance costs of $735,129 are netted against the Private Placement of the Series A Redeemable Convertible Preferred Stock.

19. Dividend Payable

On June 12, 2009, the former natural shareholders of Tianjin Yayi before Charleston acquired their interests on January 15, 2008 (“natural shareholders”), entered into a restructuring agreement whereby the natural shareholders, upon receipt of $4,460,303 (RMB30,500,000) of dividend payable from Charleston, will give an interest-free loan of the same amount to Tianjin Yayi.

The entire amount of dividend has been paid and lent to Tianjin Yayi by the natural shareholders. The amount owing to the natural shareholders who are also shareholders of the Company is included in due to related parties in the balance sheet (Note 9).

In connection with the restructuring agreement, the natural shareholders also agree to reinvest the money received of $4,460,033 (RMB30,500,000) in a subsidiary of Yayi International which will be confirmed as the Company works through relevant regulatory approval process.

As the first private placement subsequent to the date of the restructuring agreement has occurred, as of October 31, 2009, the restructuring process has been initiated.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2009 AND 2008

20. Subsequent Event

Settlement of Registration Rights Agreement

As previously disclosed in the current report on Form 8-K, filed June 6, 2008, Yayi International Inc. (the "Company") entered into an Amended and Restated Securities Purchase Agreement, dated as of May 12, 2008 (the "Purchase Agreement"), with certain investors (the "Investors"), pursuant to which the Company issued an aggregate of 52 units each consisting of (i) an 8% convertible promissory note in the principal amount of $25,000 and (ii) series A warrants to subscribe for 11,575 shares of the Company’s common stock, or in the aggregate $1,300,000 principal amount of 8% convertible promissory notes (the "Notes") and series A warrants to subscribe for 601,900 shares of the Company’s common stock (the "Warrants"). In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement, dated as of May 12, 2008, with the Investors (the "Registration Rights Agreement") pursuant to which the Company granted registration rights to the Investors in respect of the Company’s common stock issuable upon conversion of the Notes or exercise of the Warrants. The Company has failed to file a registration statement in accordance with the terms of the Registration Rights Agreement.

On November 24, 2009, the Company and Investors entered into a Settlement Agreement (the "Settlement Agreement") to settle the Company’s obligations under the Notes, the Warrants and the Registration Rights Agreement. Pursuant to the Settlement Agreement, each Investor is entitled to convert the entire principal amount of and accrued interest on all of the Notes it holds into the Company’s common stock at a conversion price of $1.08 per share. In addition, the Company adjusted the warrant exercise price to $0.98 per share.

In December 2009, the Company paid to the Investors liquidated damages in the aggregate amount equal to $140,000 through Wellfleet Partners, Inc., the representative of the Investors for pro rata distribution to the Investors. Upon making such payment, the Registration Rights Agreement, as between the Company and each Investor, terminated and all obligations of the Company thereunder are discharged and all claims against the Company arising therefrom are released. The Company has accrued for the $140,000 liquidated damages as of October 31, 2009.

Conversion of Convertible Promissory Notes into Common Stocks

On December 6, 2009, holders of Yayi International’s outstanding 8% convertible promissory notes have agreed to convert the notes into common stocks of Yayi International.

The notes are convertible at the option of the note holders at a conversion price of $1.08 per share. Note holders are entitled to convert the entire principal amount of $1,300,000 and accrued interest on all of the notes. On December 6, 2009, the holders converted the notes and the Company issued approximately 1,296,275 shares of its common stock in accordance with the terms of the agreement. The total outstanding shares of Yayi International after the conversion is 26,296,275.

Loan agreement with China Development Bank

On December 25, 2009, the Company entered into a loan agreement with China Development Bank for $1,462,395 (RMB10,000,000). The annual interest rate is 5.841% per annum and is due on December 24, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.

Increase in Registered Capital

Subsequent to October 31, 2009, Tianjin Yayi was granted approval from Tianjin Municipal Government to increase its registered capital by $1,169,916 (RMB8,000,000). The registered capital has not been injected yet.

Subsequent to October 31, 2009, Shaanxi Milkgoat increased its registered capital by $3,655,986 (RMB25,000,000). 50% of it, $1,827,993 (RMB12,500,000) will be injected in February, 2010.