Form 10-Q
period 2010-01-31
Yayi International Inc
filed 2010-03-17
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 17, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,387,729

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31	October 31
	2010	2009
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$6,951,982	$10,368,213
Restricted cash	28,576	-
Accounts receivables, net of allowances of $62,170 and $46,259	2,673,223	3,037,667
Other receivable, net of allowances of $16,483 and $9,146	1,739,019	1,117,277
Inventories	2,719,389	2,506,310
Prepaid expenses	576,941	83,912
Land use rights, current portion	18,845	-
Advances	19,118,205	18,536,460
Deferred tax asset	134,488	-
Deferred financing cost	-	18,686

Total current assets	33,960,668	35,668,525

Property, plant and equipment, net	3,623,753	3,698,981
Construction in progress, net	2,096,994	2,095,904
Livestock	171,131	107,441
Goodwill	278,340	278,291
Land use rights	923,417	-
Deferred tax asset	6,937	-

Total assets	$41,061,240	$41,849,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$6,703,636	$6,468,497
Accounts payable	836,210	1,268,253
Other payable and accrued expenses	1,067,210	1,387,105
Advance from customers	234,094	56,350
Income and other tax payable	1,172,366	1,568,916
Accrued sales return	106,137	166,476
Due to related parties	5,312,405	5,311,472
Deferred tax liability	-	2,424
Long term loans - current portion	-	1,227,459

Total current liabilities	15,432,058	17,456,952

Total liabilities	15,432,058	17,456,952

Commitments and contingencies (Note 14)	-	-

PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	14,264,871	14,264,871

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 26,303,112 and 25,000,000 shares issued and outstanding, respectively	26,303	25,000
Additional paid in capital	4,721,421	3,234,224
Statutory surplus reserve fund	1,142,397	1,142,397
Retained earning	5,167,819	5,423,895
Accumulated other comprehensive income	306,371	301,803

Total stockholders’ equity	11,364,311	10,127,319

Total liabilities and stockholders' equity	$41,061,240	$41,849,142

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended
	January 31,
	2010	2009

Net sales	$3,873,257	$6,550,497

Cost of goods sold	1,161,219	2,116,018

Gross profit	2,712,038	4,434,479

Operating expenses
Advertising and promotion expense	1,129,104	704,942
Salaries	470,800	364,152
Other selling, general and administrative expenses	1,007,866	633,796
Commission	17,588	75,506
Research and development expense	17,836	40,614

	2,643,194	1,819,010

Operating profit	68,844	2,615,469

Other income (expenses)
Interest income	4,734	2,083
Other income	2,329	909
Interest expense	(112,118)	(187,830)
Accretion of debt discount and deferred financing cost	(91,227)	(203,839)
Warrant modification expense	(88,500)	-
Other expense	(15,363)	(5,296)

Other expense	(300,145)	(393,973)

(Loss) income before income taxes	(231,301)	2,221,496

Income taxes	(24,775)	(650,874)

Net (loss) income	(256,076)	1,570,622

Other comprehensive income
Foreign currency translation adjustment	4,568	(38,524)

Comprehensive (loss) income	$(251,508)	$1,532,098

Basic and diluted weighted average number of shares outstanding	25,804,464	25,000,000

Basic and diluted (loss) earnings per share	$(0.01)	$0.06

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

						Accumulated
	Common stock			Statutory		Other	Total
	Number of		Additional	Surplus	Retained	Comprehensive	Stockholders’
	shares	Amount	paid in capital	Reserve Fund	Earnings	Income	Equity

Balance at October 31, 2009	25,000,000	$25,000	$3,234,224	$1,142,397	$5,423,895	$301,803	$10,127,319

Conversion of convertible notes and accrued interest into 1,296,274 shares of common stock	1,296,274	1,296	1,398,704	-	-	-	1,400,000

Warrant modification expense	-	-	88,500	-	-	-	88,500

Cashless exercise of 10,000 warrants into 6,838 shares of common stock	6,838	7	(7)	-	-	-	-

Net income for the three months ended January 31, 2010	-	-	-	-	(256,076)	-	(256,076)

Foreign currency translation	-	-	-	-	-	4,568	4,568

Balance at January 31, 2010	26,303,112	$26,303	$4,721,421	$1,142,397	$5,167,819	$306,371	$11,364,311

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	January 31,
	2010	2009

Cash flow from operating activities

Net (loss) income	$(256,076)	$1,570,622
Adjustments to reconcile net income to net cash provided by operating activities:
Net foreign currency transaction loss	337	(15,500)
Depreciation of property, plant and equipment	116,843	84,930
Depreciation of livestock	3,161	-
Amortization of deferred financing cost	18,686	109,283
Allowance of bad debts-Accounts receivable	15,907	11,675
Allowance of bad debts-Other receivable	7,337	89,392
Sales return allowance	(60,381)	14,455
Warrant modification expense	88,500	-
Accretion of debt discount	72,541	94,556

(Increase) decrease in operating assets, net of effect of acquisition:

Restricted cash	(28,582)	-
Accounts receivables	349,147	(347,429)

Other receivables	(629,014)	(114,808)

Inventories	(212,690)	591,377

Prepaid expenses	(493,131)	(66,965)

Advances	(288,110)	187,705
Deferred tax asset and current assets	(143,850)	9,370

Increase (decrease) in operating liability, net of effect of acquisition:

Accounts payable	(432,357)	(855,490)
Advance from customers	177,771	10,719

Income and other tax payable	(396,933)	456,973

Other payable and accrued expenses	(164,053)	229,910

Net cash (used in) provided by operating activities	(2,254,947)	2,060,775

Cash flows from investing activities

Purchase of equipment	(40,956)	(72,019)
Advance for construction of factory and warehouse	-	(3,356,620)
Advance for acquisition of land use rights	-	(145,940)

Advance for purchase of equipment	(436,794)	-

Construction in progress	(722)	(46,105)

Purchase and breeding of livestock	(66,846)	(68,217)
Acquisition of land use right	(796,164)	-

Net cash used in investing activities	(1,341,482)	(3,688,901)

Cash flows from financing activities
Proceeds from short term loans	2,925,919	2,479,463

Repayment of short term loans	(2,691,845)	(729,700)
Repayment of long term loans	-	(8,625)

Repayment of convertible debt and accrued interest	(56,000)	-

Due (from) to related parties	(22)	(6,202)
Net cash provided by financing activities	178,052	1,734,936

Effect of exchange rate changes in cash	2,146	(2,681)

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Net (decrease) increase in cash and cash equivalents	(3,416,231)	104,129

Cash and cash equivalents, beginning of period	10,368,213	891,278

Cash and cash equivalents, end of period	$6,951,982	$995,407

Supplemental disclosure of cash flow information
Cash paid during the period

Interest paid	$97,168	$163,063

Income tax paid	$372,555	$421,322

Supplemental disclosure of non-cash financing and investing activities;

Non-cash exercise of 10,000 warrants into common stock	$7	$-

Conversion of convertible note plus accrued interest into common stock	$1,400,000	$-

Transfer from advances to land use rights	$146,296	$-

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

1.    Organization and Nature of Business

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statement of operations for the three months ended January 31, 2010 is not necessarily indicative of the results that may be expected for the entire year ending October 31, 2010. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009. The Company follows the same accounting policies in the preparation of interim reports.

Yayi International, Inc (“Yayi International”), formerly known as Ardmore Holding Corporation or “Ardmore”, was originally organized under the laws of the state of Delaware in 1986 under the name of a predecessor corporation which engaged in a software development and consulting service business. During 2007 and 2006, Ardmore sold 875,000 post-stock split adjusted shares to Tryant, LLC, a then unrelated party, which represented over 85% of Ardmore’s outstanding shares. Subsequently, Ardmore's management decided to wind up all business operations related to the former products sold by the predecessor corporation. On April 16, 2007, the name of the predecessor corporation was changed to Ardmore Holding Corporation. From April 16, 2007 until June 6, 2008 when the Company completed a reverse acquisition transaction with Charleston Industrial Limited (“Charleston”), the Company was a blank check company and did not engage in active business operations other than its search for, and evaluation of, potential business opportunities for acquisition or participation. The Company changed its fiscal year from December 31 to October 31. The Company amended its articles of incorporation on September 12, 2008 and changed its name to Yayi International Inc.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

1.    Organization and Nature of Business - Continued

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

On August 18, 2009, Tianjin Yayi was granted approval from Tianjin Municipal People’s Government to increase its registered capital by $8,792,000 (RMB 60 million), from RMB30 million to RMB 90 million. The capital verification process has been completed. In February 2010, Tianjin Yayi increased its registered capital to $9,961,916 (RMB68 million). See Note 20 Subsequent Event.

Weinan Milkgoat Production Co., Limited

Weinan Milkgoat was established on December 8, 2006. Tianjin Yayi invested $277,708 (equivalent to RMB 2,000,000) in Weinan Milkgoat and owned a 99.5% interest in Weinan Milkgoat. Liu Li, a major shareholder of Tianjin Yayi owned the remaining interest of 0.5% amounting to $1,389 (equivalent to RMB 10,000). Weinan Milkgoat engages in processing and distribution of goat milk.

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

Shaanxi Milkgoat Dairy Co., Ltd

On September 9, 2009, Tianjin Yayi formed a wholly-owned subsidiary company, Shaanxi Milkgoat Dairy Co., Ltd (“Shaanxi Milkgoat”), and has obtained the business license from the Industrial and Commercial Bureau of Weinan City, Shaanxi Province with a registered capital of $731,000 (RMB5,000,000). Shaanxi Milkgoat’s principal activity is to purchase raw liquid goat milk and processing it into raw goat milk power. Shaanxi Milkgoat has increased its registered capital to $4,387,183 (RMB30,000,000) in 2010. See Note 20 Subsequent Event.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

2.    Summary of Significant Accounting Policies

The principal activities of Yayi International and all of its subsidiaries (collectively, the “Company”) consist of manufacturing and selling of goat milk powder and liquid goat milk. All activities of the Company are conducted principally by its subsidiaries Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat operating in the PRC.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

2.   Summary of Significant Accounting Policies - Continued

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

The Company treats temporary price reduction programs, merchandising fees, co-operative advertising and slotting expenses as a reduction in gross sales. The Company records the liability when pervasive evidence exists that the Company and the customer or distributor have reached agreement and that an advertising action will result in an expense to the company in the near future. The liability is maintained until the customer takes the deduction against payments due. In addition, in accordance with ASC 605-50 in accounting for customer payments and incentives, if the temporary price reduction recorded is in excess of gross sale for any retailer, the amount in excess will be recorded as selling expense.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

2.    Summary of Significant Accounting Policies - Continued

Research and development - Research and development costs are expensed as incurred. Research and development expenses amounted to $17,836 and $40,614 for the three months ended January 31, 2010 and 2009, respectively.

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of January 31, 2010, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $1,081,807 and $704,942 for the three months ended January 31, 2010 and 2009, respectively.

Comprehensive income - The Company follows FASB ASC 220-10 in reporting comprehensive income. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net (loss) income and foreign currency translation adjustments.

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

Foreign currency translation and transactions – The accompanying consolidated financial statements are presented in United States Dollars (“US$”). The Company’s functional currency is the US$, while the Charleston’s functional currency is its local currency and the wholly-owned Chinese subsidiaries’ functional currency is the Renminbi (“RMB”). The functional currencies of the Company’s foreign operations are translated into US$ for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations.

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
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

2.    Summary of Significant Accounting Policies - Continued

Cost of goods sold - Cost of goods sold consists primarily of costs of raw materials, direct labor, depreciation of plant and machinery, and overhead associated with the manufacturing process.

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in other selling, general and administrative expenses. During the three months ended January 31, 2010 and 2009, shipping and handling costs were $73,935 and $82,287, respectively.

Slotting fees - The Company accounts for slotting fees in accordance with ASC 605-50. ASC 605-50 requires that cash considerations, including sales incentives, given by a vendor to a customer is presumed to be a reduction of the selling price, and therefore, should be characterized as a reduction to gross sales. This presumption is overcome and the consideration would be characterized as an expense incurred if the vendor receives an identifiable benefit in exchange for the consideration and the fair value of that identifiable benefit can be reasonably estimated. Furthermore, if the consideration recorded is in excess of gross sale of any retailer, the amount in excess will be recorded a selling expense.

The Company treats one-time slotting fees paid to retails shops who are direct customers of the Company’s distributors as a reduction in gross sales. The Company pays the fees upon signing of contract with these retail shops and records them as prepayment. These fees are amortized over 3 years for regional retail shops and 5 years for international and country-wide retail shops. The amortized amount is taken as a reduction against revenue.

Slotting fees of $5,272 and $0 were recorded as a reduction of sales revenue for the three months ended January 31, 2010 and 2009.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

2. Summary of Significant Accounting Policies - Continued

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

Subsequent Events

In May 2009, the FASB issued FASB ASC 855-10 on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, management of a reporting entity is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. FASB ASC 855-10 was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. The Company adopted this standard in the quarter ended July 31, 2009. Subsequent events have been evaluated through March 17, 2010, the date the consolidated financial statements were issued as further discussed in this standard.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

2.    Summary of Significant Accounting Policies - Continued

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

Fair Value Measurement

In September 2006, the FASB issued FASB ASC 820 related to fair value measurements. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB ASC 820-10 which delayed the effective date of the fair value measurements and disclosures for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, "Measuring Liabilities at Fair Value" in relation to the fair value measurement of liabilities. The Company adopted the applicable portions of the provisions of the new standards as of November 1, 2008, and will adopt the provision related to the nonfinancial assets and nonfinancial liabilities on November 1, 2009. The adoption of this standard for financial and nonfinancial assets and financial and nonfinancial liabilities did not have a material impact on its consolidated financial statements.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

2.    Summary of Significant Accounting Policies - Continued

Decreases in Ownership of a Subsidiary – a Scope Clarification

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-02 update to address the accounting and reporting for Decreases in ownership of a subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FASB ASC 810 (now included in Subtopic 810-10). For those entities that have already adopted FASB ASC 810, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FASB ASC 810. The adoption of this standard did not have a material effect on the financial position, results of operations, or cash flows of the Company.

Distributions to Shareholders with Components of Stock and Cash

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-01 update to address the accounting for distributions to shareholders with components of stock and cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material effect on the financial position, results of operations, or cash flows of the Company.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 update that amended the accounting standard for fair value measurements. Specifically, Accounting Standards Update (ASU) No. 2009-05 update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of the accounting standard on fair value measurements (e.g. an income approach or market approach). Accounting Standards Update (ASU) No. 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This standard will be effective for the first interim period beginning November 1, 2009. The adoption of this standard did not have a material impact on its consolidated financial statements.

Convertible Debt Instruments

In May 2008, the FASB issued FASB ASC 470-20 related to convertible debt instruments. FASB ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion, including partial cash settlement, to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FASB ASC 470-20 is effective for the Company’s fiscal year beginning November 1, 2009, and retrospective application is required for all periods presented. The adoption of this standard did not have a material impact on its consolidated financial statements.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

2.    Summary of Significant Accounting Policies - Continued

Business Combination

In December 2007, the FASB issued FASB ASC 805 which related to business combinations. FASB ASC 805 expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FASB ASC 805 which clarified the accounting for pre-acquisition contingencies. This standard is effective for the Company beginning November 1, 2009 and will change the accounting for business combinations on a prospective basis. The Company did not have any business combination during the quarter ended January 31, 2010; therefore the adoption of this standard had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

3.    Other Receivables

	January 31,	October 31,
	2010	2009
	(unaudited)	(audited)
Advance to staff	$82,732	$79,097
Advance to branch manager	424,882	365,502
Due from unrelated parties	1,243,253	-
Prepayment	-	660,970
Sundry	4,635	20,854
	1,755,502	1,126,423
Less: allowance for bad debts	(16,483)	(9,146)
	$1,739,019	$1,117,277

At January 31, 2010 and October 31, 2009, advance to branch manager is the operating and marketing fund for sales offices.

The amount due from unrelated parties is interest-free, unsecured and has no stated terms of repayment.

As of January 31, 2010, the amount due from unrelated parties includes $658,193 which was settled in February 2010.

4.    Inventories

Inventories consist of:

	January 31,	October 31,
	2010	2009
	(unaudited)	(audited)
Raw materials	$1,700,792	$1,795,275
Packaging	457,280	370,920
Finished goods	561,317	381,885
	2,719,389	2,548,080
Less: allowance	-	(41,770)
	$2,719,389	$2,506,310

As of January 31, 2010, there was no allowance made for obsolete or slow moving inventory.

There was allowance made for obsolete or slow moving inventory of $41,770 as of October 31, 2009.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

5.    Advances

Advances consist of:

	January 31,	October 31,
	2010	2009
	(unaudited)	(audited)
Advances to Tianjin Mengyang Biological Development Co., Ltd
("Tianjin Menyang"), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 14)	$4,178,794	$4,178,061
- purchase of factory and warehouse (Note 14)	11,040,749	11,038,812
- advances for renovation of office building (Note 14)	342,260	342,200
Advanced payment to other suppliers	1,027,772	739,587
Advanced payment for construction in progress (Note 14)	550,030	350,975
Advanced payment for purchasing machinery and equipment
(Note 14)	1,978,600	1,740,586
Advanced payment for acquisition of land use rights	-	146,239
	$19,118,205	$18,536,460

The construction of office building was postponed from the original estimated completion date of December 31, 2009 to the second quarter of 2010 (Note 14).

The construction of factory and warehouse is estimated to be completed in the second quarter of 2010 and trial production will commence thereafter (Note 14).

The construction in progress related to the construction and installation of central system pipelines is estimated to be completed in the fourth quarter of 2010 (Note 14).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

6.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	January 31,	October 31,
	2010	2009
	(unaudited)	(audited)

At cost:
Leasehold improvement	$68,916	$68,903
Plant and buildings	1,705,191	1,702,435
Machinery	2,465,782	2,439,042
Furniture, fixtures and equipment	196,214	192,243
Motor vehicles	205,444	197,175
	4,641,547	4,599,798
Less: accumulated depreciation and amortization	(1,017,794)	(900,817)
	$3,623,753	$3,698,981

During the three months ended January 31, 2010, depreciation expenses amounted to $116,843, of which $99,047 and $17,796 was recorded as cost of sales and other selling, general and administrative expense, respectively.

During the three months ended January 31, 2009, depreciation expenses amounted to $84,930, of which $64,973 and $19,957 was recorded as cost of sales and other selling, general and administrative expense, respectively.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

7.    Land use rights

Land use rights consist of:

	January 31,	October 31,
	2010	2009
	(unaudited)	(audited)

Land use rights	$942,262	$-

Less: accumulated amortization	-	-

	942,262	-
Less: current portion	18,845	-
Land use rights, net of current portion	$923,417	$-

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

Year
Remainder of 2010	$14,134
2011	18,845
2012	18,845
2013	18,845
2014	18,845
Thereafter	852,748

$942,262

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

8.    Short Term Loans

Short-term loans due within one year as of January 31, 2010 and October 31, 2009 consist of the following:

				January 31,	October 31,
				2010	2009
Lender	Loan Period	Collateral / Guarantee	Interest Rate per annum	(unaudited)	(audited)

Industrial & Commercial Bank of China	November 14, 2008 to November 11, 2009	Guaranteed by Medium and Small-Size Enterprise Credit Guarantee Center of Tianjin	8.0%	$-	$584,958

Rural Cooperative Bank of Tianjin	January 20, 2009 to January 19, 2010	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	-	643,454

Allied Merit International Investment, Inc.	November 5, 2007 to the completion of first round of fund raising after the reverse merger	-	-	121,705	121,705

Shanghai Pudong Development Bank	November 28, 2008 to November 28, 2009, it has been renewed and extended to December 14, 2010	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	7.3%	-	1,462,394

Rural Cooperative Bank of Tianjin	May 22, 2009 to May 21, 2010	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	1,462,651	1,462,394

Rural Cooperative Bank of Tianjin	July 3, 2009 to May 21, 2010	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	2,193,978	2,193,592

Shanghai Pudong Development Bank	December 14, 2009 to December 14, 2010	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	292,530	-

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

8.    Short Term Loans - Continued

Shanghai Pudong Development Bank	December 14, 2009 to December 14, 2010	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	1,170,121	-

China Development Bank Co., Ltd.	December 25, 2009 to December 24, 2010	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,462,651	-

				$6,703,636	$6,468,497

Short-term loans from Industrial & Commercial Bank of China and Rural Cooperative Bank of Tianjin are guaranteed by third parties in which the Company paid a one-time guarantee fee based on 1.0% to 1.5% of the guaranteed amount. The guarantee fee was amortized in 12 months and included in other expense for the three months ended January 31, 2010 and 2009 was $17,943 and $17,695.

On November 13, 2008, the Company entered into a loan agreement with Industrial & Commercial Bank of China, for $584,958 (RMB4,000,000). The annual interest rate is 8.0% per annum and was due on and paid off on November 11, 2009. The loan is guaranteed by the Medium and Small-Size Enterprise Credit Guarantee Center of Tianjin with a guarantee fee of 1% of the original loan amount and was amortized in 12 months.

On January 20, 2009, the Company entered into a loan agreement with Rural Cooperative Bank of Tianjin for $643,454 (RMB4,400,000). The annual interest rate is 6.4% per annum and was due on and paid off on January 19, 2010.

On November 5, 2007, Charleston entered into a loan agreement with Allied Merit International Investment, Inc. (“Allied Merit”) for $114,395. The loan represents various professional expenses related to the merger paid by Allied Merit on behalf of Charleston, including the $50,000 paid to Tryant in January 2008 as discussed in Note 13. The loan incurs interest at 8% per annum and is due upon the first round of funds raised subsequent to the $1,300,000 fund raised upon listing on the U.S Over the Counter (“OTC”) market. Pursuant to the agreement, Allied Merit agreed to convert accrued interest into the Company’s common stock conversion rate of $2.00 per share. As of January 31, 2010, there was no conversion of accrued interest into the Company’s common stock. Pursuant to an agreement dated June 15, 2009, signed between Charleston and Allied Merit, Allied Merit agreed to waive the previously accrued interest on the loan. During the year ended October 31, 2009, Allied Merit lent an additional $78,877 to Charleston. As of January 31, 2010, the total amount owed to Allied Merit is $121,705.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

8.    Short Term Loans - Continued

On November 28, 2008, the Company entered into a loan agreement with Shanghai Pudong Development Bank for $1,462,394 (RMB10,000,000). The annual interest rate is 7.3% per annum and is due on and paid off on November 28, 2009. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee amortized in 12 months.

On May 22, 2009, the Company entered into a loan agreement with Rural Corporative Bank of Tianjin for $1,462,651 (RMB10,000,000). The annual interest rate is 6.4% per annum and is due on May 21, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of $21,940 (RMB150,000) and was amortized in 12 months.

On July 3, 2009, the Company entered into two loan agreements with Rural Corporative Bank of Tianjin for $1,096,989 (RMB7,500,000) each with a total of $2,193,978 (RMB15,000,000). The annual interest rate is 6.4% per annum and is due on May 21, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd with a guarantee fee of $21,940 (RMB150,000) and was amortized in 12 months.

On December 14, 2009, the Company entered into two loan agreements with Shanghai Pudong Development Bank for $292,530 (RMB2,000,000) and $1,170,121 (RMB8,000,000) with a total of $1,462,651 (RMB10,000,000). The annual interest rate is 6.4% per annum and is due on December 14, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of $14,568 (RMB99,600) and was amortized in 12 months.

On December 25, 2009, the Company entered into a loan agreement with China Development Bank for $1,462,651(RMB10,000,000). The annual interest rate is 5.8% per annum and is due on December 24, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.

9.    Due to Related Parties

	January 31,	October 31,
	2010	2009
	(unaudited)	(audited)

Li Liu, a director of the Company, officer and principal shareholder	$3,394,138	$3,393,542
Other shareholders	1,918,267	1,917,930
	$5,312,405	$5,311,472

The amount due to Li Liu and other shareholders are unsecured with no stated interest or repayment terms.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

10.   Long-Term Loans

As of January 31, 2010 and October 31, 2009, the Company has the following long-term loans:

	January 31,	October 31,
	2010	2009
	(unaudited)	(audited)

Installment loan GMAC-SAIC Automotive Finance Company Limited, interest at 7.33% per annum, monthly principal and interest payment of $322 from July 15, 2005 to June 17, 2009	$-	$-

Installment loan from Daimler-chrysler Automotive Finance Ltd, interest at 7.83% per annum, monthly principal and interest payment of $2,484 from September 30, 2007 to September 30, 2009	-	-

Convertible notes in principal amounts of $1,300,000, less debt discount of $365,886, interest at 8% per annum, due December 2009. These notes were either paid off or converted into common stock in December 2009 (Note 13)	-	1,227,459

	-	1,227,459
Less: current portion	-	(1,227,459)
Long-term loans, net of current portion	$-	$-

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

10.   Long-Term Loans - Continued

(a)    The convertible notes payable, net of debt discount consists of the following as of January 31, 2010 and October 31, 2009:

	January 31,	October 31,
	2010	2009
	(unaudited)	(audited)

Convertible notes payable	$-	$1,300,000
Less: Debt discount - Series A Warrants	-	(280,726)
Less: Debt discount - beneficial conversion feature	-	(304,800)
Accretion of debt discount - warrants and beneficial conversion feature	-	512,985
Convertible notes payable, net	$-	$1,227,459

Accrued interest on the convertible notes payable as of January 31, 2010 was $0 and interest expense on the convertible notes for the three months ended January 31, 2010 was $9,829.

Interest expense on the convertible notes for the three months ended January 31, 2009 was $26,214.

11.   Income and Other Tax Payables

Income and other tax payables consist of the following:

	January 31,	October 31,
	2010	2009
	(unaudited)	(audited)

Income tax payable	$-	$207,510
Value added tax payable	1,151,191	1,320,149
Individual income withholding tax payable	596	680
Other tax payables	20,579	40,577
	$1,1,72,366	$1,568,916

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

12.   Income Tax

The enterprise income tax is reported on a separate entity basis.

United States

The Company was incorporated in Delaware and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the three months ended January 31, 2010. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset.

BVI

Charleston was organized in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are subject to PRC income tax. Income tax expense for the three months ended January 31, 2010 and 2009 were $24,775 and $650,874, respectively.

Effective January 1, 2008, the statutory PRC tax rate is 25%. Therefore, the statutory PRC rate for the three months ended January 31, 2010 and 2009 was 25%.

The income tax provision consists of the following:

	Three months ended January 31,
	2010	2009

Current	$168,623	$660,276
Deferred – current	(134,488)	-
Deferred – non-current	(180,460)	(398,102)
Change in valuation allowance	171,100	388,700
	$24,775	$650,874

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

12.   Income Tax - Continued

The following is a reconciliation of the tax derived by applying the PRC Statutory Rate to the earnings before income taxes, and comparing that to the recorded income tax provisions:

	Three months ended January 31,
	2010	2009

Tax provision at PRC statutory rate	25.0%	25.0%
Permanent differences	-0.9%	1.8%
Parent company's expenses not subject to PRC tax	-34.8%	2.2%
Effective tax rate	-10.7%	29.0%

The components of the deferred tax assets and deferred tax liability are as follows:

	January 31,	October 31,
	2010	2009

Deferred tax asset for NOL carryforwards - China	$251,388	$99,700
Deferred tax asset for NOL carryforwards – US	1,506,000	1,374,000
Warrant expense	743,200	721,300
Temporary difference from intercompany sales profit	1,127	1,258
Allowance for doubtful accounts receivable	5,810	-
	2,507,525	2,196,258
Valuation allowance	(2,366,100)	(2,195,000)
Total deferred tax assets	$141,425	$1,258

Allowance for doubtful accounts receivable	$-	$3,682
Total deferred tax liability	$-	$3,682

Net deferred tax assets (liability)	141,425	(2,424)

Deferred income taxes have been classified in the consolidated balance sheets as of January 31, 2010 and October 31, 2009 as follows:

	January 31,	October 31,
	2010	2009

Current assets	$134,488	$-
Current liability	-	(2,424)
Noncurrent assets	6,937	-

Net deferred tax assets (liability)	$141,425	$(2,424)

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

12.    Income Tax – Continued

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At January 31, 2010, the Company had net operating loss carry forwards for United States Federal and State income tax purposes of approximately $3,673,000 (the “NOL carry forwards-US”), which were available to offset future US taxable income, if any, through 2029. At January 31, 2010, the Company had net operating loss carry forwards, associated with its subsidiaries Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat, for PRC income tax purposes of approximately $467,000 (the “NOL carry forwards – China”), which are available to offset future PRC taxable income, if any, until it is fully offset against future taxable income subject to the approval of the Chinese tax authority. Based upon the uncertainty of future US taxable income, the limited operating histories of its subsidiaries, Weinan Milkgoat, Fuping Milkgoat, and Shaanxi Milkgoat, and these subsidiaries’ losses incurred to date, management has fully reserved the deferred tax asset associated with the warrant expense and NOL carry forwards for US and PRC income tax purposes.

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
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

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

The convertible notes are being accreted to their maturity value of $1,300,000 using the interest method and an effective monthly rate of 5.22% . The discount on the convertible notes is fully accreted as of January 31, 2010.

On December 6, 2009, $1,250,000 of the convertible notes plus accrued interest of $150,000 were converted to 1,296,274 shares of common stock. $50,000 of the convertible notes plus accrued interest of $6,000 were paid off in cash on maturity date.

Pursuant to a registration rights agreement with the purchasers of these units, Ardmore agreed to register the resale of the shares of common stock underlying the notes and Series A Warrants. Generally, if Ardmore fails, subject to specified exceptions, to comply with certain of its obligations under this agreement, Ardmore may be required to pay the investors, as of the date of such failure and each monthly anniversary of such failure, partial liquidated damages equal to 1.5% of the purchase price paid by them for any unregistered securities held by them that are required to be registered; provided, however , that (i) Ardmore will not be liable for liquidated damages in excess of 1.5% of the aggregate purchase price in any 30 day period and (ii) the maximum amount payable to each purchaser shall not exceed 20% of their purchase price. Ardmore did not file a registration statement by July 21, 2008, as required by the agreement. On November 24, 2009, the Company and Investors entered into a Settlement Agreement (the "Settlement Agreement") to settle the Company’s obligations under the promissory notes, the Series A Warrants and the Registration Rights Agreement.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

13.    Merger and Offering – Continued

Settlement of Registration Rights Agreement

On November 24, 2009, the Company and Investors entered into a Settlement Agreement (the "Settlement Agreement") to settle the Company’s obligations under the aforementioned Registration Rights Agreement for failure to file a registration statement in accordance with the terms of the Registration Rights Agreement. Pursuant to the Settlement Agreement, each Investor is entitled to convert the entire principal amount of and accrued interest on all of the Notes it holds into the Company’s common stock at a conversion price of $1.08 per share. In addition, the Company adjusted the Series A and Series D warrant exercise price to $0.98 per share. In December 2009, the Company paid to the Investors liquidated damages in the aggregate amount equal to $140,000, which was accrued as of October 31, 2009, through Wellfleet Partners, Inc., the representative of the Investors for pro rata distribution to the Investors. The fair value of the reduction in Series A and Series D warrant exercise price totaled $88,500 was recorded as a penalty for the three months ended January 31, 2010.

Upon making such payment, the Registration Rights Agreement, as between the Company and each Investor, terminated and all obligations of the Company thereunder are discharged and all claims against the Company arising there from are released.

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

For the three months ended January 31, 2010 and 2009, amortization of debt issuance costs and accretion of debt discount from the warrants and embedded derivatives issued in respect of the merger on June 6, 2008 (“merger”) totaled $91,227 and $118,913, respectively.

Each series of warrants issued in respect of the merger were valued using a Black-Scholes model. The following assumptions were used to calculate the fair value of Series B,C,E warrants: dividend yield of 0%, expected volatility of 70.31%, risk-free interest rate of 2.73%, expected life of 3 years, and stock price of $1.10 per share with exercise price of $1.08 -$1.35 per share. Assumptions were used to calculate the fair value of Series A and D warrants: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 0.73%, expected life of 1.5 years, and stock price of $1.4 per share with exercise price of $0.98 per share.

The Company modified the Series A and Series D warrant exercise price to $0.98 per share as a result of the aforementioned settlement of the registration rights agreement. Additional expenses of $71,400 and $17,100, respectively, were recorded as a result of the reduction in Series A and Series D warrant exercise price.

As of January 31, 2010, cashless exercise of 10,000 warrants were converted to 6,838 shares of common stock.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

13.    Merger and Offering – Continued

The following table summarizes all of the Company’s warrant outstanding as of January 31, 2010.

Shares outstanding
Warrants outstanding in respect of the merger:
Series A Warrants	601,900
Series B Warrants	2,148,148
Series C Warrants	185,185
Series D Warrants	134,448
3,069,681

Warrants outstanding for extension of maturity date of loan from Allied Merit:
Series E Warrants	250,000
3,319,681

			Exercise Price
	Option	Vested	per Common
	Shares	Shares	Stock Range

Balance, October 31, 2009	3,329,681	3,329,681	$1.08-$1.35

Granted or vested during the 3 months ended January 31, 2010	-	-	-

Exercised during the 3 months ended January 31, 2010	(10,000)	(10,000)	$0.98

Expired during the 3 months ended January 31, 2010	-	-	-

Balance, January 31, 2010	3,319,681	3,319,681	$0.98-$1.35

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding

	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Warrants
Exercise Prices	at January 31, 2010	Contractual Life (Years)	Currently Exercisable

$0.98-1.35	3,319,681	1.36	$1.07

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

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

As of January 31, 2010, the Company was obligated under operating leases requiring minimum rentals as follows:

Remainder of 2010	61,431
2011	81,908
2012	83,127
2013	84,834
2014	84,834
Thereafter	134,320
$530,454

For the three months ended January 31, 2010 and 2009, rent expense amounted to $61,305 and $60,939 respectively.

Purchase of Office Building

On January 15, 2007, the Company signed a sales and purchase agreement with Tianjin Mengyang to buy a four-story office building of an approximate construction area of 7,800 square meters situated at Jinghai Industrial Park for a total consideration of $ 4,335,298 (equivalent to RMB29,640,000). Tianjin Mengyang is responsible for renovation of the building. As of July 31, 2009, the Company had advanced a total of $4,178,794 (equivalent to RMB 28,570,000) to Tianjin Mengyang in connection with this agreement. There is a 3% penalty payable to Tianjin Mengyang for funds not paid by the Company according to schedule and a 3% penalty payable to the Company by Tianjin Mengyang on the uncompleted portion of the total consideration if the project is not completed and handed over to the Company for use by September 30, 2008. Due to the 2008 Beijing Olympics, the Tianjin city government temporarily discontinued all existing construction projects; therefore, the estimated completion date of project has been postponed to December 31, 2009. It was agreed between both parties in a supplementary agreement signed on October 12, 2008 that no penalty would be charged to each other for this delay. Due to the freezing weather, the estimated completion date is further delayed to second quarter of 2010. 50% of the remaining balance, $78,252 (RMB535,000) is due upon receiving the certificate of house property.

The Company also advanced $342,260 (equivalent to RMB2,340,000) to Tianjin Mengyang for interior renovation of the building. The remaining $342,260 is to be paid upon inspection of the completed renovation project. If the remaining balance is not paid upon completion of the project, Tianjin Mengyang will accrue interest on the remaining balance at the PRC prime interbank rate of 6.03% per annum for a 3 month loan.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

14.   Commitments and Contingencies – Continued

Purchase of Factory & Warehouse

On January 15, 2007, the Company signed a factory and warehouse leasing agreement with Tianjin Mengyang to rent a total gross area of 30,165 square meters for an annual rent of $1,288,330 (RMB8,808,180) for 21 years from September 1, 2008 to August 31, 2029. A half-year deposit of $644,152 (RMB4,404,000) was paid as of April 30, 2008. The property is to be located in Jinghai Industrial Park and Tianjin Mengyang is responsible for its construction.

On September 26, 2008, the Company signed a new factory transfer agreement with Tianjin Mengyang that cancelled the factory and warehouse leasing agreement signed on January 15, 2007. The new agreement is to purchase three warehouses and a factory of an approximate construction area of 30,165 square meters situated at Jinghai Economic Park for a total consideration of $13,236,262 (RMB90,495,000). The rental deposit of $644,152 (RMB4,404,000), paid with respect to the factory and warehouse leasing agreement signed on January 15, 2007, was used to partially offset the total consideration. As of December 31, 2008, the Company paid a total of $6,494,756 (RMB44,404,000) after including the amount of $644,152 (RMB4,404,000) paid originally as deposit for lease.

On January 20, 2009, the Company signed a supplemental agreement with Tianjin Mengyang to postpone the construction completion date to December 31, 2009. Under this supplement agreement, a monthly payment of $438,795 (RMB3,000,000) is due at the end of each month from January 2009 to November 2009, totaling $4,826,749 (RMB33,000,000). Total payment made as of January 31, 2010 totaled $11,040,748 (RMB75,484,500). $877,590 (RMB6,000,000) of the payment was paid via an offset with the short term loan due from Tianjin Mengyang. The remaining balance of $2,195,513 (RMB15,010,500) is scheduled to be paid on May 1, 2010.

On June 12, 2009, the Company signed a supplemental agreement with Tianjin Mengyang which the remaining balance for purchase of office building, factory and warehouse is $4,704,032 (RMB32,161,000). As of January 31, 2010, 50% of this remaining balance, $2,352,016 (RMB16,080,500) has been paid on the completion of the main framework of the construction. 25% of the remaining balance, $1,176,008 (RMB8,040,250) is due upon satisfactory inspection of the construction and transfer of title (on or before April 30, 2010). The remaining 25% of the balance, $1,176,008 (RMB8,040,250) is due upon receiving the certificate of ownership (on or before July 31, 2010).

The Company received the main body construction verification report. The total verified area of the office building, factory and warehouse is 39,142 square meters which is 1,177 square meters more than the area stated in the supplemental agreement (37,965 square meter). According to the supplemental agreement, the Company committed to pay more on the additional area built. This results in increase the costs by $419,437 (RMB2,867,650).

Purchase of Machinery & Equipment

The Company signed four contracts for purchasing machinery and equipment to expand its goat milk powder production lines and liquid goat milk production line, with the total amount of $6,313,461 (RMB43,164,500). $1,916,556 (RMB13,103,300) has been paid as of January 31, 2010. The remaining balance of $4,396,905 (RMB30,061,200) will be paid progressively. The machinery and equipment is expected to be delivered and inspected by May 1, 2010 and final payment of 5% is to be paid within 6 months after approval of final inspection of equipment received.

Since the quarter ended January 31, 2010, the Company has adopted a new marketing strategy and will not produce the liquid goat milk within three years. Now the Company is negotiating with one of its liquid goat milk equipment suppliers to terminate one of the contracts for purchasing machinery and equipment. As of January 31, 2010, this equipment supplier has delivered machinery and equipment to the Company amounting to $248,651 (RMB1,700,000), and the Company has advanced $770,744 (RMB5,269,500) to the supplier for equipment purchase. The Company has negotiated with this supplier regarding termination of the contract and transferring the $770,744 to the Company’s other construction project. The Company is still in negotiation stage with the supplier for the potential compensation with approximately 1% of the $770,744 (RMB5,269,500) advance to the supplier, which is approximately $7,707 (RMB52,695).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

14.    Commitments and Contingencies – Continued

On December 10, 2009, the Company signed a contract for purchasing packaging machinery with the total amount of $97,998 (RMB670,000). 30% of it, $29,399 (RMB201,000) has been paid as of January 31, 2010, 50% of it, $48,999 (RMB335,000) will be paid after delivery of machinery. 20% of it, $19,600 (RMB134,000) will be paid progressively after inspection and operation of the machinery.

Construction in progress of goat farm facilities

As of January 31, 2010 the Company has agreements with two construction companies, Zhuangli Construction Team (“Zhuangli”) and Fupin County Qinzheng Construction Engineering Corporation (“Qinzheng”) for the construction of farm facilities with the total amount of $2,524,536 (RMB17,260,000). On September 2009, the company signed an supplementary agreement with Qinzheng for reducing the total amount of costs by $277,904 (RMB1,900,000) due to the changes of construction location. As of January 31, 2010, Qinzheng refunded $277,904 (RMB1,900,000) to the Company, and the Company has paid $1,552,165 (RMB10,612,000) to these two construction companies as of January 31, 2010. The remaining balance of $694,467 (RMB4,748,000) will be paid progressively. The final payment of 25% of Zhuangli is due one year after the construction is approved and accepted. The remaining balance for the construction by Qinzheng will be paid progressively and final payment of 10% is due one year after the construction is approved and accepted. Due to the changes of some construction location, the completion date was postponed to May 2010.

The Company signed an agreement with Zhuangli for the construction of goat milking stations with the total amount of $482,675 (RMB3,300,000). $459,272 (RMB3,140,000) has been paid as of January 31, 2010. The remaining balance of $23,402 (RMB160,000) is due one year after the construction is approved and accepted. Due to the low milk production season, the Company decided to postpone the date for installing equipment to May 2010.

Purchase of Raw Material

The Company has written agreements with 18 village committees for the purchase of goat milk and goat placenta to ensure the steady supply of its raw material.

The details of agreements are listed as follows and the Company is obligated under the purchase agreement requiring minimum purchases as follows:

Tons
Remainder of 2010	2,205
2011	2,156
2012	1,788
2013	1,800
2014	1,750
Thereafter	750
10,449

The price for the goat milk and goat placenta is determined by the market. As of January 31, 2010, the market price for the goat milk and goat placenta is $351 per ton (equivalent to RMB2,400 per ton).

Purchase of Goat Milk Powder

In August 2009, the Company entered into contracts with 3 suppliers for purchase of a total of 420 ton goat milk powder. Total purchase commitment is $1,437,494 (RMB9,828,000). The suppliers must deliver the goat milk powder by April 29, 2010. As of January 31, 2010, the Company has prepaid $574,997 (RMB3,931,200) of the contract amount in which $308,034 (RMB2,106,000) of powder was received during the 3 months ended January 31, 2010; the remaining contract amount of $574,997 (RMB5,896,800) will be paid upon delivery of the goat milk powder.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

14.    Commitments and Contingencies – Continued

Land Use Rights Agreement

On July 25, 2008, the Company entered into an agreement with the Government of the Linwei District of Weinan City (“Government”) pursuant to which the Company is to build a 30,000 square meter goat milk processing facility in one of the Government’s industrial parks. The construction project is estimated to cost approximately $19,014,466 (RMB130,000,000), which includes fixed assets investment of approximately $11,701,210 (RMB80,000,000) and working capital of approximately $7,313,256 (RMB50,000,000). In connection with this agreement, the Government will transfer land use rights of approximately 67,000 square meter to the Company for 50 years for approximately $994,603 (RMB6,800,000). Pursuant to a supplemental agreement entered into on September 16, 2008 with the Government, the Company is required to commence construction within six months of the date of the supplemental agreement. Subsequent to January 31, 2009, the Company reached an oral agreement with the Government to extend the commencement date of the construction to no later than May 31, 2009. As of October 31, 2009, the Company has obtained the related approval documents from the Government to begin construction. In accordance with the supplemental agreement, the Company paid $146,265 (RMB1,000,000) for part of the consideration of the land use rights. According to the land surveying from Government, the remaining balance has been revised from $848,338 (RMB5,800,000) to $795,997 (RMB5,442,150) and the remaining balance has been paid on November 24, 2009. The Company has received the certificate on land use right from the local government and the construction has commenced in March 2010. Amortization is provided over estimated useful live of 50 years.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

14.    Commitments and Contingencies – Continued

Installation of central system pipelines

On October 28, 2009, Shaanxi Milkgoat entered into a Project Installation Agreement ("Installation Agreement") with Heilongjiang Tianhong Food Equipment Co., Ltd. ("Heilongjiang Tianhong"), which provided for, among others, which Heilongjiang Tianhong was to provide and install all the process pipelines and the central system pipelines at Shaanxi Milkgoat’s new joint production facility. Pursuant to the Installation Agreement, Shaanxi Milkgoat agreed to pay Heilongjiang Tianhong an aggregate of $1,833,433 (RMB 12,535,000) in five installments for the service that Heilongjiang Tianhong will provide. According to the agreement, 30% of it, $550,030 (RMB3,760,500) is the first installment. $351,036 (RMB2,400,000) has been paid as of October 31, 2009 and the rest of the first installment, $198,994 (RMB1,360,500) was paid on November 30, 2009. 30% of it, $550,030 (RMB3,760,500) is expected to be paid within seven days after the beginning of installation , 2010, 10% of it, $183,343 (RMB1,253,500) is expected to be paid within ten days after completion of installation, 25% of it $458,358 (RMB3,133,750) is expected to be paid in within ten days after inspection of installation and the rest of 5%, $91,672 (RMB626,750) is expected to be paid one year after the inspection of installation. Heilongjiang Tianhong agreed to complete the installation within 90 days after Shaanxi Milkgoat provides to Heilongjiang Tianhong an appropriate construction site for the installation according to the Installation Agreement. The installation is estimated to be completed on August 2010.

15.    Concentrations, Risks, and Uncertainties

The Company did not have any customer constituting greater than 10% of net sales for the three months ended January 31, 2010 and 2009.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume for the three months ended January 31, 2010 and 2009:

	January 31,	January 31,
	2010	2009
	(unaudited)	(unaudited)

Lintong Hongxing Dairy Co., Ltd.	*	25%
CPMC Holding (Tianjin) Limited	12.6%	18%

* Constitute less than 10% of the Company's purchasing volume.

As at January 31, 2010, amount due to CPMC Holding (Tianjin) Limited included in accounts payable was approximately $29,171.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

16.    Operating Risk

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 7 and Note 9. Other financial assets and liabilities do not have material interest rate risk.

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

	Three months ended
	January 31,
	2010	2009
	(unaudited)	(unaudited)

Net income available for common shareholders - basic	$(256,076)	$1,570,622
Net income available for common shareholders - diluted	$(256,076)	$1,570,622

Weighted average outstanding shares of common stock	25,804,464	25,000,000
Dilutive effect of warrants	-	-
Dilutive effect of convertible notes	-	-
Diluted weighted average outstanding shares	25,804,464	25,000,000

Earnings per share:
Basic	$(0.01)	$0.06
Diluted	$(0.01)	$0.06

The Company reported a net loss for the three months ended January 31, 2010, common stock equivalents including convertible preferred stock and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share are the same.

For the three months ended January 31, 2009, common stock equivalents including convertible preferred stock, convertible notes and warrants were anti-dilutive; therefore the amounts reported for basic and dilutive earning per share were the same.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

18.    Series A Redeemable Preferred Stock - Continued

Redemption

At any time and from time to time after June 30, 2012, the holders of not less than a majority of the then outstanding Series A Redeemable Convertible Preferred Stock have the right to request the Company to redeem all of the then outstanding shares of Series A Redeemable Convertible Preferred Stock in cash, if the following qualified events has not occurred: (i) the Company’s shares of common stock or American Depository Shares representing shares of the common stock are listed on the New York Stock Exchange or the NASDAQ Global Market, and (ii) the closing market price of such listing securities represents a price of no less than $4.25 per share of common stock, subject to adjustment, in any consecutive 30-trading-day period. The per share redemption amount is equal to the sum of (i) the purchase price of $9.8 per share plus an internal rate of return of 25% for the period from the issuance date of the Series A Redeemable Convertible Preferred Stock to the redemption date, and (ii) an amount equal to all declared but unpaid dividends for each outstanding share of Series A Redeemable Convertible Preferred Stock. As of January 31, 2010, the aggregate redemption amount is $17,332,189 (1,530,612 shares x $9.8 x (1+25% / 365 days x 227 days)).

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

19.    Dividend Payable

On June 12, 2009, the former natural shareholders of Tianjin Yayi before Charleston acquired their interests on January 15, 2008 (“natural shareholders”), entered into a restructuring agreement whereby the natural shareholders, upon receipt of $4,461,086 (RMB30,500,000) of dividend payable from Charleston, will give an interest-free loan of the same amount to Tianjin Yayi.

The entire amount of dividend has been paid and lent to Tianjin Yayi by the natural shareholders. The amount owing to the natural shareholders who are also shareholders of the Company is included in due to related parties in the balance sheet (Note 8).

In connection with the restructuring agreement, the natural shareholders also agree to reinvest the money received of $4,461,086 (RMB30,500,000) in a subsidiary of Yayi International which will be confirmed as the Company works through relevant regulatory approval process.

As the first private placement subsequent to the date of the restructuring agreement has occurred, as of January 31, 2010, the restructuring process has been initiated.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

20.    Subsequent Event

Increase in Registered Capital

Tianjin Yayi was granted approval from Tianjin Municipal Government to increase its registered capital by $1,169,916 (RMB8,000,000), which amount was injected in February, 2010.

Shaanxi Milkgoat increased its registered capital by $3,655,986 (RMB25,000,000). Subsequent to January 31, 2010, 50% of it, $1,827,993 (RMB12,500,000) has been injected in February, 2010 and the balance of it $1,827,993 (RMB12,500,000) will be injected by the end of March, 2010.

Appointment of new Chief Financial Officer

The Company appointed of Ms. Veronica Jing Chen as its new Chief Financial Officer, effective February 24, 2010. Ms. Chen replaces Ms. Tong Li, who resigned for personal reasons on the same day.

Sales Contracts Signed

As of March 17, 2010, the Company has signed more than $30.5 million sales contracts as part of our sales target with goat milk distributors nationwide. Each contract has a one-year term.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended October 31, 2009 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

In this report, unless indicated otherwise:

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

Overview of Our Business

We are the first mover and a leading producer and distributor of premium goat milk formula products for infants, toddlers, young children, and adults in China. Our current formula product lines are targeted at the premium segment of the dairy market and health-conscious consumers. Headquartered in Tianjin, we sell and distribute our products through a nationwide network of retail points across China in 27 provinces and municipalities including infant-maternity chain stores, supermarkets (including multinational chains) and drug stores, as well as catalogue sales and a dedicated online store at Taobao.com. We are vertically integrated and source raw goat milk from our proprietary dairy farms as well as neighboring goat dairy farmers on a long-term contract basis in milk collection centers, which helps us maintain quality control.

Recent Development

Since September 2009, we have engaged Trout & Partners China (“Trout & Partners”) to assist us in refining our product positioning and marketing strategy. Trout & Partners is a US strategic consultant focusing on market positioning. With strong presence in China, they have a proven track record of transforming regional Chinese brands into nationally recognized names and becoming industry leaders. After several months of in-depth investigation and analysis of the Chinese dairy market, Trout & Partners has worked together with us to streamline our product portfolio and refine our brand image. Accordingly, we consciously restrained advertising and promotion efforts and the sales of our originally-planned new products such as goat milk tea drinks, goat milk tablets and coffee mate in order to restructure our original product portfolio of more than a few dozens of product lines and specifications and refine our marketing strategy during the fourth quarter of fiscal year 2009 and the first two months (November and December) of the first quarter of the new fiscal year 2010. Our current entire product portfolio consists of only ten formula product lines under the “Milk Goat” product brand with only one product specification of 600 grams. The product portfolio is divided into three main consumer segments: (1) infants and toddlers, (2) young children and students, and (3) adults.

In January 2010, as part of our efforts to raise awareness of goat milk among the Chinese consumers and to build our brand, we started launching a 15-second advertisement campaign on China Central Television Channel 1 (CCTV-1) right before the start of the channel's flagship national news program (XinWenLianBo). The advertisement time is considered as one of the most valuable prime-time by Chinese advertisers. In addition to advertising before the national evening news program, we have also launched commercials on other television programs of several CCTV channels.

We also co-hosted the "China Goat Milk Industry Development Summit" (the “Summit”) together with the National Development and Reform Commission ("NDRC") and the China Dairy Association in the Great Hall of the People in Beijing on January 22, 2010. Attended by top goat milk industry experts and professionals as well as key government officials from NDRC and China Dairy Association, the Summit aimed to initiate discussions regarding scaling up China's goat milk industry and increasing the market recognition of the benefits and nutritional value of goat milk. We presented our "Milk Goat" branded products and market development strategy.

In conjunction with the Summit and with the intention to broaden its distribution networks, we held a nationwide goat milk distributor conference in order to secure distribution agreements and provide distributors with marketing strategy and action plan that support its “Milk Goat” brand. We selectively invited over 240 distributors across China, including multinational players such as Carrefour and Wal-Mart, to attend the conference. Roughly 70% of those distributors attending the conference were new, as we hope to broaden our distribution network, and the remaining 30% represented existing distributors who have made contributions to expand our sales. Since our distributor conference in late January, we have signed more than US$30.5 million of sales contracts as part of our sales target as of March 17, 2010. That amount of sales contracts almost doubles the amount of sales contracts for the comparable period in 2009.

First Quarter Financial Performance Highlights

We have experienced a decline in sales revenues due to adjusting our product portfolio and refining our marketing strategy during the first quarter of FY2010, which resulted in a net loss.

The following are some financial highlights for the first quarter of FY2010:

  Revenues: Our revenues were approximately $3.9 million for the first quarter of FY2010, a decrease of 40.9% from the same quarter of last year.

  Gross Margin: Gross margin was 70.0% for the first quarter of FY2010, as compared to 67.7% for the same period in FY2009.

  Operating Profit: Operating profit was approximately $0.07 million for the first quarter of FY2010, a decrease of 97.4% from $2.6 million of the same period last year.

  Net Income (loss): Net loss was approximately $0.26 million for the first quarter of FY2010, a decrease of 116% from the same period of last year.

  Fully diluted earnings per share was -$0.01 for the first quarter of FY2010.

RESULTS OF OPERATIONS

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Three months ended
	January 31,

	2010	2009	Change	Variance

Net sales	$3,873,257	$6,550,497	$-2,677,240	-40.9%

Cost of goods sold	1,161,219	2,116,018	-954,799	-45.1%

Gross profit	2,712,038	4,434,479	-1,722,441	-38.8%

Net income(loss)	(256,076)	1,570,622	-1,826,698	-116.3%

Net sales. Net sales for the three months ended January 31, 2010 was approximately $3.87 millions, a decrease of 40.9% from the corresponding period in the prior year. We have adjusted our product portfolio to streamline our product portfolio and refine our marketing strategy. We have restructured our original product portfolio of more than a few dozens of product lines and specifications and refine our marketing strategy during the fourth quarter of FY2009 and the first two months (November and December) of the first quarter of FY2010. Our current entire product portfolio consists of only ten formula product lines under the “Milk Goat” brand with only one product specification of 600 grams. Accordingly, we suspended our sales efforts in supermarkets during our first quarter as we transitioned from old product lines to new ones with new packaging, stock-keeping units (SKUs), and new (higher) pricing. Our new portfolio of products has only been launched in the market since January 2010; the related sales volume for the entire quarter therefore has not reflected the favorable reception that we began to see for the month of January after we have launched our new product portfolios and television advertisements. The aforementioned reasons caused our net sales of the whole quarter to decline as compared to the corresponding period of FY2009. However, the market acceptance of our new product portfolio has been very high. The sales of new product lines accounted for 34% of the net sales for the first quarter of FY2010. Furthermore, on January 22, 2010, we held a nationwide distributor conference after we co-hosted the "China Goat Milk Industry Development Summit" in the Great Hall of the People in Beijing. Since our distributor conference, we have signed more than US$30.5 million of sales contracts as part of our sales target as of March 17, 2010. That amount of sales contracts almost doubles the amount of sales contracts for a comparable period in 2009.

Cost of goods sold. Cost of goods sold for the three months ended January 31, 2010 was approximately $1.16 millions, a decrease of 45.1% from the corresponding period in the prior year. It was primarily attributable to the decrease in net sales coupled with the production cost declines from $2,926 per ton during the first quarter of FY2009 to $2,481 per ton during the first quarter of FY2010 as well as due to improvement of production efficiency. Moreover, as the production volume declined, the number of production workers per unit were reduced correspondingly. The decrease of staff cost was partially offset by the increase of average rate of salary.

Gross profit. Gross profit for the three months ended January 31, 2010 was approximately $2.71 million, a decrease of 38.8% from the corresponding period in the prior year. Our gross margin for the first quarter of FY2010 was 70.0% compared to 67.7% for the corresponding period in the prior year due to higher price of new products and lower cost of goods sold. Approximately 2.3% of the increase in gross profit margin is attributable to a decline in unit costs. Moreover, the new products’ gross margins are much higher than the average original products’ gross margins that in turn caused the increase of gross profit margins in the first quarter.

In August 2008, we acquired Fuping Milkgoat Dairy Co., Ltd., or Fuping Milkgoat, which purchases raw liquid goat milk and processes it into raw goat milk powder. Such vertical integration of our operations also benefit us from a higher profit margin for our products.

Operating Expenses. For the three months ended January 31, 2010, total operating expenses increased approximately 45.3% from the corresponding period in the prior year. The increase is primarily attributable to the increase in Advertising and promotion expenses and other selling, general and administrative expenses. The increase in operating expenses was partially offset by the decline of commission paid to our sales representatives and research and development expenses. Commission to our sales representatives for the three months ended January 31, 2010 decreased 76.7% from the corresponding period in the prior year due to the decline of sales revenue. Research and development expense for the three months ended January 31, 2010 decrease 56.1% from the corresponding period in the prior year due to the decreased sales revenue and accordingly, the expenses for sampling analysis of nutritional ingredient were reduced as well.

The following table sets forth a summary of certain key components of our operating expenses for the periods indicated, in dollars and the percentage of change from the prior period.

	Three months ended
	January 31,
	2010	2009	Change	Variance

Advertising and promotion expense	$1,129,104	$704,942	$424,162	60.2%
Salaries	470,800	364,152	106,648	29.3%
Other selling, general and administrative expenses	1,007,866	633,796	374,070	59.0%
Commission	17,588	75,506	-57,918	-76.7%
Research and development expense	17,836	40,614	-22,778	-56.1%

Operating expenses	2,643,194	1,819,010	824,184	45.3%

Advertising and promotion expense. Advertising and promotional expense for the three months ended January 31, 2010 was approximately $1.13 million, an increase of 60.2% from the corresponding period in the prior year. The advertising expense was approximately $0.69 million in first quarter of FY2010 that was 214% higher than approximately $0.22 million from the corresponding period in the prior year. The primary reason for the increase is that the Company launched its new television advertisement campaign in order to promote the new product portfolios nationwide. The television commercials started airing on January 1, 2010 on the China Central Television Channel 1 (CCTV-1) at the beginning of the channel's flagship national news program (XinWenLianBo) at 7pm, which is considered one of the most valuable prime-time advertising time slots by Chinese advertisers.

Salaries. Salaries for the three months ended January 31, 2010 was approximately $0.47 million, and an increase of 29.3% from the corresponding period in the prior year. The increase is due to recruiting senior managers and professionals such as Director of Production as a result of the expansion of the Company’s business.

Other selling, general and administrative expenses. Other selling, general and administrative expenses for the three months ended January 31, 2010 was approximately $1 million, an increase of 59% from the corresponding period in the prior year. Office expenses increased mainly because the Company invested in IT infrastructure such as web site, software, and office renovation. There was an increase in travel, accommodation, and related expenses for hosting the Summit together with the NDRC and the China Dairy Association in the Great Hall of the People in Beijing on January 22, 2010. There was also an increase in selling expenses caused by the barcode fees and store-entry fees for the promotional activities of the new product lines.

Interest Expense. Interest expense in the three months ended January 31, 2010 decreased by 40.3% from the corresponding period in the prior year due to the repayment of certain loans.

Income Tax. Yayi International Inc is subject to United States tax law. No provision for income taxes in the United States has been made as Yayi International Inc. had no income taxable in the United States. Charleston Industrial Ltd was incorporated in the BVI. There was no income tax for Charleston Industrial Ltd. The Company’s PRC subsidiaries, Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in their respective PRC statutory financial statements in accordance with relevant income tax laws. Each of Tianjin Yayi, Weinan Milkgoat and Fuping Milkgoat is subject to a 25% income tax rate in calendar years 2009 and 2010.

Income tax for the three months ended January 31, 2010 decreased by approximately 96.2% from the corresponding period in the prior year. Income tax was lower during the first quarter of FY2010 because of the decrease in taxable income.

Net Income. Net income in the three months ended January 31, 2010 decreased by 116.3% from the corresponding period in the prior year. Approximately Such decrease was mainly attributable to the decrease in net sales and the increase of operating expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2010, the company had cash and cash equivalents of approximately $7 millions and working capital of approximately $18.5 million. Included in working capital are advances of approximately $19.12 million, principally to Tianjin Mengyang Biological Development Co., Ltd, or Tianjin Mengyang, for, among other things, (i) the purchase of an office building and (ii) the purchase of a factory and a warehouse. Advances for the most recent period increased by approximately $0.56 million from October 31, 2009. The increase is attributable to our new payment to purchase machinery and equipment from suppliers in the first quarter of fiscal 2010 of approximately $0.15 million and approximately $0.41 million for advertising in CCTV.

We intend to, and are in the process of, expanding our administrative and production facilities to meet our current needs and anticipated increased demand for our products. In connection therewith, we plan to spend approximately $16.2 million during the balance of fiscal 2010 through 2011 ($9.0 million during the balance of fiscal 2010 and $7.2 million during fiscal 2011). The $16.2 million in capital expenditure:

1)

includes approximately $5.9 million of capital purchase obligations arising during fiscal 2010 through 2011 (approximately $5.5 million in the balance of fiscal 2010 and $0.4 million during fiscal 2011);

2)

includes an aggregate of approximately $7.3 million (approximately $0.3 million in fiscal 2010 and approximately $7 million thereafter) of working capital that we currently anticipate will be required by our goat milk processing facility in Weinan City, Shaanxi Province when it commences operations in 2010-2012.

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

The following table summarizes information about our net cash flows for the following periods.

Cash Flow

	Three Months Ended January 31,

	2010	2009
Net cash provided by (used in) operating activities	$(2,254,947)	$2,060,775

Net cash (used in) investing activities	(1,341,482)	(3,688,901)
Net cash provided by financing activities	178,052	1,734,936
Net increase (decrease) in cash and cash equivalent	(3,416,231)	104,129

Operating Activities

Net cash used in operating activities for the three months ended January 31, 2010 of approximately $2.25 million compared to net cash provided by operating activities of $2.06 million for the three months ended January 31, 2009. Approximately 11.4% of the decrease in the net cash from operating activities is attributable to the net loss of this period, which was mainly caused by adjustments made to products portfolio. The balance of the decrease is attributable primarily to the increase of other receivable of $0.63 million because of lending to Tianjin Haitai Investment Guarantee Ltd as well as the increase in prepaid expenses of $0.49 million caused by the increasing store-entry fees for new product portfolios. The $ 0.35 million of accounts receivable decreased resulting from the decline of net sales. The $ 0.43 million of accounts payable decreased due to the company repaid largely account payables that are maturity. See note 3 of our condensed consolidated financial statements.

Investing Activities

Net cash used in investing activities for the three months ended January 31, 2010 was approximately $1.34 million, a decrease of approximately $2.35 million from the corresponding period in the prior year. The main decrease was caused by the fact that the company did not make any payment for the construction of factory and warehouse during the first quarter of FY2010 but paid $3.4 million during the corresponding period in the prior year. Increase in capital spending of approximately $1.24 million, among which $0.44 million was for purchasing equipments and $0.80 million was used for acquisition of land-use rights from Shaanxi Province. See note 5 of our condensed consolidated financial statements.

Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2010 was approximately $0.18 million compared to approximately $1.73 million of net cash provided by these activities during the corresponding period in the prior year. The change is primarily attributable to the repayment of approximately $2.69 million of bank loan, which is $1.96 million more than the corresponding period in the prior year, which was partially offset by the borrowings of approximately $2.93 million of bank loan that is $0.45 million more than the corresponding period in the prior year. See note 8 of our condensed consolidated financial statements.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009.

Recently Issued Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board ("FASB") issued a standard that established the FASB Accounting Standards Codification (the "ASC"), which effectively amended the hierarchy of U.S. generally accepted accounting principles ("GAAP") and established only two levels of GAAP, authoritative and nonauthoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission ("SEC"), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We adopted and applied the provisions of the ASC for the Company’s fiscal year ended October 31, 2009, and have eliminated references to pre-ASC accounting standards throughout the consolidated financial statements. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued FASB ASC 855-10 on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, management of a reporting entity is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. FASB ASC 855-10 was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. The Company adopted this standard in the quarter ended July 31, 2009. Subsequent events have been evaluated through March 17, 2010, the date the consolidated financial statements were issued as further discussed in this standard.

Fair Value and Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB ASC 820 intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FASB ASC 820 related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with preexisting guidance on fair value measurements. FASB ASC 820 on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. FASB ASC 820 was effective for fiscal years and interim periods ended after June 15, 2009. As such, the Company adopted this guidance for the quarter ended July 31, 2009. Adoption of the FASB ASC 820 did not have a material impact on the Company’s consolidated financial statements.

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

Fair Value Measurement

In September 2006, the FASB issued FASB ASC 820 related to fair value measurements. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB ASC 820-10 which delayed the effective date of the fair value measurements and disclosures for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, "Measuring Liabilities at Fair Value" in relation to the fair value measurement of liabilities. The Company adopted the applicable portions of the provisions of the new standards as of November 1, 2008, and will adopt the provision related to the nonfinancial assets and nonfinancial liabilities on November 1, 2009. The adoption of this standard for financial and nonfinancial assets and financial and nonfinancial liabilities did not have a material impact on its consolidated financial statements.

Decreases in Ownership of a Subsidiary – a Scope Clarification

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-02 update to address the accounting and reporting for Decreases in ownership of a subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FASB ASC 810 (now included in Subtopic 810-10). For those entities that have already adopted FASB ASC 810, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FASB ASC 810. The adoption of this standard did not have a material effect on the financial position, results of operations, or cash flows of the Company.

Distributions to Shareholders with Components of Stock and Cash

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-01 update to address the accounting for distributions to shareholders with components of stock and cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material effect on the financial position, results of operations, or cash flows of the Company.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 update that amended the accounting standard for fair value measurements. Specifically, Accounting Standards Update (ASU) No. 2009-05 update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of the accounting standard on fair value measurements (e.g. an income approach or market approach). Accounting Standards Update (ASU) No. 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This standard will be effective for the first interim period beginning November 1, 2009. The adoption of this standard did not have a material impact on its consolidated financial statements.

Convertible Debt Instruments

In May 2008, the FASB issued FASB ASC 470-20 related to convertible debt instruments. FASB ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion, including partial cash settlement, to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FASB ASC 470-20 is effective for the Company’s fiscal year beginning November 1, 2009, and retrospective application is required for all periods presented. The adoption of this standard did not have a material impact on its consolidated financial statements.

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

Business Combination

In December 2007, the FASB issued FASB ASC 805 which related to business combinations. FASB ASC 805 expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FASB ASC 805 which clarified the accounting for pre-acquisition contingencies. This standard is effective for the Company beginning November 1, 2009 and will change the accounting for business combinations on a prospective basis. The Company did not have any business combination during the quarter ended January 31, 2010; therefore the adoption of this standard had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Li Liu and Jing Chen, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Li Liu and Ms. Jing Chen concluded that as of January 31, 2010, our disclosure controls and procedures were not effective due to the significant deficiencies in our internal control over financial reporting for the period as disclosed below.

Changes in Internal Control Over Financial Reporting.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on February 16, 2010, during our assessment of the effectiveness of internal control over financial reporting as of October 31, 2009, management identified the following significant deficiencies:

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

In order to correct the foregoing significant deficiencies, during the fiscal quarter ended January 31, 2010, we have taken and are taking the following remediation measures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

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

4)

Ms. Veronica Jing Chen was appointed as our new Chief Financial Officer, effective February 24, 2010, who is a seasoned executive with more than 20 years of experience in accounting, financial management, and general management of several U.S.-listed Chinese companies.

Our management is committed to improving our internal controls. We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to put effective controls in place.

Our management does not believe that these significant deficiencies in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the three months ended as of January 31, 2010 to contain a material misstatement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the fiscal quarter ended January 31, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None

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

DATED: March 17, 2010

YAYI INTERNATIONAL INC.

By: /s/ Li Liu
Li Liu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jing Chen
Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

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