Form 10-K
period 2010-03-31
Yayi International Inc
filed 2010-06-29
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2009 to March 31, 2010

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
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

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
Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]    No [X]

As of September 30, 2009 (the last business day of the second quarter), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $7.18 million. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 26, 2010, there were 26,428,099 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

YAYI INTERNATIONAL INC.

TRANSITION REPORT ON FORM 10-K
For the Period from November 1, 2009 to March 31, 2010

i

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

  “SEC” refers to the United States Securities and Exchange Commission;

  “Securities Act” refers to the Securities Act of 1933, as amended; and

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended

Special Note Regarding Forward Looking Statements

This transition report on Form 10-K contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of this transition report on Form 10-K for the five months ended March 31, 2010, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

PART I

ITEM 1.              BUSINESS

Change in Fiscal Year

On March 26, 2010, our board of directors approved a change in our fiscal year end from October 31 to March 31, effective immediately. The fiscal year end change resulted in a five month reporting period from November 1, 2009 to March 31, 2010. As a result, this Form 10-K is a transition report and includes financial information for the transition period from November 1, 2009 to March 31, 2010. Subsequent to this report, our annual reports on Form 10-K will cover the fiscal year beginning on April 1 and ending on March 31.

Overview

We are the first mover and a leading producer and distributor of premium goat milk formula products for infants, toddlers, young children, and adults in China. Our current formula product lines are targeted at the premium segment of the dairy market and health-conscious consumers. Headquartered in Tianjin, we sell and distribute our products through a nationwide network of retail points across China in 23 provinces and municipalities including infant-maternity chain stores, supermarkets (including multinational chains) and drug stores, as well as catalogue sales and a dedicated online store at Taobao.com. We are vertically integrated and source raw goat milk from our proprietary dairy farms as well as neighboring goat dairy farmers on a long-term contract basis in milk collection centers, which helps us maintain quality control.

History and Corporate Structure

We were originally incorporated in Delaware in 1986 under the name of Commercial Ventures Ltd. Our name was changed to FIN U.S.A., Inc. in 1987, and in 1993 to I/NET, INC. On April 15, 2007, our name was changed to Ardmore Holding Corporation and in September 2008, following the reverse merger described below, our name was changed to Yayi International Inc.

In June 2008, we entered into and completed a series of transactions pursuant to which we, among other things, (i) raised gross proceeds of $1.3 million from the sales of our convertible notes and warrants to certain investors, or the 2008 Investors, and (ii) acquired, through a reverse subsidiary merger with Charleston Industrial Co. Limited, or Charleston. Charleston owns 100% equity interest in Tianjin Yayi. As a result of this reverse merger, we became the indirect owner of Tianjin Yayi. On November 24, 2009, we and the 2008 Investors entered into a Settlement Agreement pursuant to which, each of the 2008 Investors converted its own entire principal amount of and accrued interest on all of the notes it holds into an aggregate 1,296,275 shares of the Company’s common stock at a conversion price of $1.08 per share.

In August 2008, we acquired Fuping Milkgoat for approximately $620,000. Fuping Milkgoat purchases raw goat milk and processes it into powder.

On June 18, 2009, we entered into a series A preferred stock purchase agreement, or the Stock Purchase Agreement with Global Rock Stone Industrial Ltd, a BVI company, or Global Rock, Charleston, Tianjin Yayi, the individuals named thereto and an accredited investor, SAIF Partners III L.P., or SAIF. Pursuant to the Stock Purchase Agreement, we issued and sold to SAIF 1,530,612 shares of the Company’s Series A Preferred Stock, par value $0.001 per share, or the Series A Preferred Stock, at a price per share of $9.80 for an aggregate purchase price of $15.0 million. The Series A Preferred Stock is convertible into the Company’s common stock at an initial conversion price at $0.98 per share, which conversion price is subject to stock split, recapitalization and other anti-dilution protection, as well as adjustments based on the Company’s financial performance.

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

The Case of Goat Milk

According to China Dairy Association, goat milk can potentially account for 3% of China’s RMB200 billion (approximately $29 billion) dairy market. We, with our broad product portfolio and first mover position in goat milk production and distribution, are well positioned to take advantage of this increased demand.

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

Dairy Industry Access Conditions and Policies

In March 2008, the PRC National Development and Reform Commission, or the NDRC, promulgated the Access Conditions for Dairy Products Processing Industry, or the Access Conditions. The Access Conditions set forth the conditions an entity must satisfy in order to engage, or continue to engage, in the dairy products processing business, including technique and equipment, product quality, energy and water consumption, sanitation and environmental protection, as well as production safety. Any new or continuing dairy products processing projects or enterprises will be required to meet all the conditions and requirements set forth in the Access Conditions. For projects or enterprises that already commenced operations before the promulgation of the Access Conditions, improvements or rectification actions may need to be taken in order to have such projects or enterprises meet the conditions within two years of the effective date of the Access Conditions on April 1, 2010.

The Access Conditions also set forth some requirements relating to the location, processing capacity and raw milk source for any new or continuing dairy products processing project or enterprise. Any new or continuing dairy products processing projects or enterprises that fail to meet the requirements will not be able to procure land, license, permits, loan facility and electricity necessary for the processing of dairy products, and those projects or enterprises already in operation before the promulgation of the Access Conditions will be deregistered and ordered to shut down if they fail to meet the conditions within a two-year rectification period.

In May 2008, the NDRC issued the Dairy Industry Policies, or the Policies. According to the PRC government, the Policies are the first set of comprehensive government policies on the PRC dairy industry, covering a broad range of matters such as industry planning, closure of inefficient capacity, milk supply, quality control and product safety, environment protection and promotion of milk consumption. Moreover, the Policies provide conditions that new entrants to the dairy industry must meet in addition to the conditions set forth in the Access Conditions.

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

  Dedication to Quality Control. We source raw milk from our proprietary dairy farms and other goat dairy farmers on a long-term contract basis in Shaanxi Province in northwestern China, where dairy goats are abundant and of optimal breed for milk production. Vertically integrated production and the ability to control raw goat milk sources enable us to secure raw material supply, and thus maintain our leading position in the market. Proprietary dairy farm and goat milk collection centers have also benefited us following the 2008 cow milk scandal, when melamine was found in various cow milk-based infant formula products in China. In the wake of the scandal, Chinese food safety authorities imposed stricter industry regulation regarding supply chain quality control and expansion plans for dairy processors, which has benefited established players like us. Our facilities are ISO 9001 and HACCP certified.

  High-end Products. We have been a leading producer and distributor of goat milk formula products for infants, toddlers, young children, and adults in China. Our current formula product lines are targeted at the premium segment of the dairy market and health-conscious consumers. Given goat milk’s nutritional and molecular composition closer to human milk as well as the scarcity of goat milk for dairy goats have limited production capacity when compared to dairy cows, our goat milk products are positioned as a much more highly valued dairy products in the market.

  Experienced Management. Our senior management team has extensive operating experience and industry knowledge. Ms. Li Liu, who is our founder, Chairwoman, CEO and President, started the Company’s goat milk business since 2001. She has been a pioneer in the industry. Mr. Fung Shek, who has served as our Director, Vice President and Deputy General Manager, was deeply involved in the goat milk business while at P&G Taiwan. He was formerly Director of Sales for P&G Taiwan.

Our Growth Strategy

As a leading goat milk producer and distributor in China, we believe we are well positioned to capitalize on future industry growth in China. We are dedicated to providing healthy and high quality products to our consumers. We will implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

  Focus on brand development. In order to manifest our position as China’s leader in goat milk products and to educate consumers about the benefits of goat milk, we plan to invest in strengthening our brand equity. In November 2009, we engaged US-based branding and strategic positioning agency, Trout & Partners to enhance our brand position and build “Milk Goat” into a household brand in China. As part of the strategy, we intend to target more supermarkets with our products. We believe that our products enjoy a reputation for high quality among those familiar with them, and our products routinely pass government and internal quality inspections. We have increased our advertising expenses and plan to continue advertising on China Central Television, or CCTV in order to market our products as premium goat milk powder products. We believe many consumers in China tend to regard higher prices as indicative of higher quality and higher nutritional value, and as a result consumers with higher disposable incomes are increasingly inclined to purchase higher priced products, particularly in the areas of infant formula and nutritional products.

  Increase production capacity. We are in the process of increasing our production capacity for goat milk products by more than 400%. We broke ground on a new spray drying processing facility in Shaanxi Province in November 2009, which is expected to commence production by the second half year of 2011 and become the largest raw goat milk processing base in China. We have also invested in a new packing facility and warehouse in Tianjin, which is expected to go into production in the fourth quarter of 2010. While increasing production, we also develop our product portfolio in order to penetrate additional consumer segments.

  Expand distribution network. We sell and distribute our products through a network of approximately 3,800 retail points including infant-maternity chain stores, supermarkets (including multinational chains) and drug stores, as well as catalogue sales across China. The infant-maternity chain stores currently contribute to the bulk of our sales efforts. Beginning in 2010, we expect to expand aggressively into the supermarkets segment as well as online sales through our online store on Taobao.com.

  Focus on quality control. We continue to improve our product inspection procedures and monitor our raw milk suppliers in order to ensure the high quality of our products. We believe we can maintain our production of high quality dairy products by continuing to enter exclusive contracts with dairy farmers who can deliver quality goat milk, strengthening our company-owned large-scale dairy farm operations, expanding our company-owned collection stations and production facilities, and employing comprehensive testing and quality control measures.

We are also, as described under “Liquidity and Capital Resources,” engaged in expanding our administrative, processing and warehousing facilities. See also “Item 2. Properties”.

Our Goat Milk Powder Products

We currently manufacture and distribute goat milk powder products. For the five months ended March 31, 2010 and 2009, goat milk powder products accounted for approximately 100% and 92.7% of our net sales, respectively. Our powder products are sold throughout most of China. We began selling powder products in Tianjin and Beijing in 2001, in Southern China in 2004 and Northern China in 2006. Since the end of 2009, we have been working with Trout & Partners to streamline our product portfolio and refine our brand image in order to position and strengthen our “Milk Goat” brand as the premium goat milk brand throughout China. We have restructured our original product portfolio of dozens of products and specifications and refined our marketing strategy. Our new product portfolio consists of ten formula products under the “Milk Goat” brand with only one product specification of 600 grams with upgraded formula. Our principal goat milk powder products may generally be categorized as follows:

  powder products for infants aged from 0 - 6 months old, babies 6 - 12 months old;

  powder products for toddlers aged from 1-3 years old, pre-schools from 3-7 years old; and

  powder products for different target groups: students, seniors, women, men, pre-and post-natal women and gift packaging

In addition, we still sell our original goat milk powder products. Our principal original goat milk powder product lines may generally be categorized as follows:

  Powder products for infants aged 0 - 6 months old, babies 6 - 12 months old, toddlers from 1 - 3 years old, pre-schoolers from 3-7 years old and children, teens and adolescents. Powders targeted to or formulated for pre-and post-natal women.

  Powder products for those interested in maintaining general health and well being, enhancing beauty, inducing restfulness and reducing eye fatigue.

  Sugar-free goat milk powder products for those who desire to regulate their sugar intake.

  Powder products for health conscious adults.

Most of our goat milk products are formulated through the inclusion of supplements such as vitamins, calcium, iron, selenium, chromium and omega-3 fatty acids, as needed to address the nutritional or health needs of the consumer.

Raw Materials and Suppliers

We currently own ten dairy goat farms, which are located in Shaanxi Province. However, most of our supply of raw goat milk come from Saanen dairy goats raised on individual and collective goat farms in Weinan City in China’s Shaanxi Province. This province is one of the three largest goat milk producing areas in China; an area especially conducive to the production of goat milk, with a reputation as one of the most fertile and agriculturally rich regions in China in which to raise dairy goats. Through Weinan Milkgoat, we entered into long-term supply arrangements with local governmental and quasi-governmental authorities pursuant to which we purchase all the goat milk produced by the small collective farms at a price negotiated from time to time by us and the individual farms. For the five months ended March 31, 2010, we entered into supply arrangement with 33 small-scale farms, which provided 282.5 tons raw goat milk to us. For the five months ended March 31, 2009, 25 small-scale farms provided 2,351.07 tons raw goat milk to us.

We are not dependent on any single supplier or group of suppliers for our raw milk supply. No supplier of raw goat milk accounted for more than ten percent of our goat milk requirements for the five months ended March 31, 2010 and 2009, respectively. We believe that our relationships with our raw goat milk suppliers are satisfactory and that alternative sources of supply are available to us on no less favorable terms than are currently available.

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

Processing

The raw goat milk is collected by hand or machine and brought to a collection station. There are approximately 500 collection stations (sixty-five of which are engaged with us through cooperation) distributed throughout Weinan County that are used to collect the goat milk into refrigerated storage tanks, which are then delivered by refrigerated vans to our processing plants.

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

We have one spray tower in Fuping Milkgoat, which is used to make raw liquid goat milk into raw goat milk powder.

We have engaged two independent processors to assist us in the processing of our raw goat milk into powder products. They provide, among other things, production facilities, offices, dormitories, equipment and personnel to assist in the processing of raw liquid goat milk into raw goat milk powder products. For the five months ended March 31, 2010, we processed an aggregate of approximately 446.23 tons of raw goat milk powder, of which approximately 69.6% through Fuping Milkgoat and Weinan Milkgoat, and approximately 30.4% through external suppliers. In external raw goat milk power supplement, we provided 73.8% raw goat milk of their requirements. For the five months ended March 31, 2009, we processed an aggregate of approximately 490.39 tons of raw goat milk powder, of which approximately 46.3% through Fuping Milkgoat and Weinan Milkgoat, and approximately 53.7% through external suppliers. In external raw goat milk power supplement, we provided 35.5% raw goat milk of their requirements. We believe that our relationships with our raw goat milk powder suppliers are satisfactory and that alternative sources of supply are available to us on no less favorable terms than are currently available.

Sales and Marketing

Currently, we have 604 experienced marketing personnel who are responsible for market research, promotion and advertisement. We strengthen our market presence by employing various types of marketing strategies. We participate in annual trade shows such as National Baby and Young Children Fair and National Sugar and Spirit Fair, offer seminars and lectures to local communities regarding the health benefits of our goat milk products, television advertisements at national and local levels, and other promotional activities. These activities help to promote our reputation and brand name recognition in the industry.

We use more than 200 distributors to sell our products. The distributors are located in 23 provinces in China. We sell and distribute our products through a network of approximately 3,800 retail points including infant-maternity chain stores, supermarkets (including multinational chains) and drug stores, as well as catalogue sales across China.

We use two independent trucking contractors to distribute our products throughout China. We selected these trucking companies based on cost and efficiency. We believe that alternative shipping arrangements are available if required, on no less favorable terms than are currently available.

We do not significantly depend on any single customer for the sales of our products. We did not have any customer constituting greater than 10% of net sales for the five months ended March 31, 2010.

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

We also compete directly with China and foreign-based goat milk manufacturers. Our China based competitors include Shaanxi Guanshan Dairy Co., Ltd and Xi’an Baiyue Yubao Dairy Co., Ltd. We believe that our principal competitive advantages in competing with our China-based competitors are product recognition (including recognition based on quality flavor and price), strong distribution relationships, established supply sources, and quality. Our foreign competitors include Karihome (Dairy Goat Co-operative (NZ) Ltd. and other smaller New Zealand goat milk brands. We compete with our foreign competitors through more favorable pricing though we believe that the quality of our products is comparable to, if not superior to, the quality of our competitors’ products.

Research and Development

Our research and development activities focus on upgrading and enhancing our unique, traditional recipes for our products and improvement in packaging. We currently have five employees dedicated to research and development.

For the five months ended March 31, 2010 and 2009, we expended $40,898 and $57,558, respectively, with respect to research and development activities. We are in the process of developing new goat milk based products but do not anticipate that such products will have a material impact in the near term on our results of operations.

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

Our goat odor elimination technology which eliminates odor in our products is developed from the know-how that was exclusively licensed to us from Taiwan Richlink Enterprise Company Ltd., or Taiwan Richlink, pursuant to an exclusive licensing agreement, dated April 10, 2001. The licensing agreement was amended on June 12, 2009 and expires on April 10, 2011. Pursuant to the exclusive license agreement, as amended, we have the right to use the know-how for free after the expiration of this agreement.

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

The national, provincial and local governments have increased their oversight of the production and distribution of dairy products in response to melamine contamination of certain dairy products produced in China. In September 2008, our goat milk products were inspected by China's Administration of Quality Supervision, Inspection and Quarantine, or AQSIQ. AQSIQ determined that our products are safe. We anticipate that we will incur additional expense in complying with additional governmental regulation and oversight. We anticipate that we will generate additional net sales as consumers migrate to dairy products processed by companies, such as Tianjin Yayi, with reputations for producing quality products, though no assurance can be given in this regard.

We believe that we comply in all material respects with applicable rules and regulations.

Seasonality

While the consumption of goat milk is not seasonal, goat milk production is seasonal because goats generally do not produce milk from November through February. During such period, we generate sales of goat milk powder from our inventory that builds during the period preceding such hiatus.

Our Employees

As of March 31, 2010, we employed 859 full-time employees. The following table sets forth the number of our employees by function as of March 31, 2010.

FUNCTION	NUMBER OF EMPLOYEES
Sales Department	604
Production Department	157
Financial Department	23
Administrative Office	75
TOTAL	859

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

Our business and financial results depend on maintaining a consistent and cost-effective supply of raw milk and other raw materials, which come from limited geographic areas in China. Any interruption in our supply of raw mail fruits could materially and adversely affect our results of operations, financial condition and business prospects.

Raw goat milk is the primary raw material we use to produce our products. We currently own ten dairy goat farms. However, most of our supply of raw goat milk come from Saanen dairy goats raised on individual and collective goat farms in Weinan City in China’s Shaanxi Province. We have long-term supply arrangements with local governmental and quasi-governmental authorities pursuant to which we purchase all the milk produced by the small collective farms at a price negotiated from time to time by us and the individual farms. If we are not able to maintain our relationships with current suppliers and develop new sources of supply, we will not be able to meet our production goals and our sales will fall. If we are forced to expand our sources for raw milk, it may be more and more difficult for us to maintain our quality control over the handling of the product in our supply and manufacturing chain. A decrease in the quality of our raw materials would cause a decrease in the quality of our product and could damage our reputation and cause sales to decrease.

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

  environmental factors, with the volume and quality of milk produced by dairy goats closely linked to the quality of the nourishment provided by the environment around them. A major outbreak of any illness or disease in goats could lead to a serious loss of consumer confidence in, and demand for, our goat milk products; and

  governmental agricultural and environmental policy: declines in government grants, subsidies, provision of land, technical assistance and other changes in agricultural and environmental policies may have a negative effect on the viability of individual and small farms, and the numbers of dairy goats and quantities of milk they are able to produce.

Even if we are able to source sufficient quantities of raw milk or our other raw materials to meet our needs, downturns in the supply of such raw materials caused by one or more of these factors could lead to increased raw material costs which we may not be able to pass on to the consumers of our products, causing our profit margins to decrease.

Our failure to renew or protect our exclusive rights to use the knowhow provided by Taiwan Richlink Enterprise Company Ltd. may have a negative effect on our results of operations.

Our goat odor elimination technology which eliminates odor in out products is developed from the know-how that was exclusively licensed to us from Taiwan Richlink pursuant to an exclusive licensing agreement, dated April 10, 2010. The licensing agreement was amended on June 12, 2009 and will expire on April 10, 2011. Although we have the right to use the knowhow for free after the expiration of this agreement, there can be no assurance that such rights will be exclusive. Taiwan Richlink may license the knowhow to other Chinese goat milk producers after the expiration of the agreement, which may increase our competition because we may lose this competitive advantage and as a result may have a negative impact on our operations. In addition, while we are not aware of any disputes between Taiwan Richlink and us or any third party, in the event the goat odor elimination technology is challenged or infringed, Taiwan Richlink may determine not to protect its intellectual property rights that we license from it and we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of Taiwan Richlink. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including Li Liu, our chief executive officer and chairperson, and Fung Shek, our Vice President. If we lose any of these key employees and are unable to find a qualified replacement in a timely manner, our business will be negative impacted. In addition, if a key employee fails to perform in his or her current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete the institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the reclamation, technical, and marketing aspects of our business, any part of which could be harmed by turnover in the future.

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

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have limited protections against related party transactions, conflicts of interest and similar matters.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002, or SOX. These include rules relating to independent directors, and independent director nomination, audit and compensation committees. While we are currently seeking independent directors for our board of directors, we do not presently have such directors. As a result, we have not established independent audit, compensation, or nominating committees of our board of directors. In the absence of a majority of independent directors, our officers and directors could establish policies and enter into transactions without independent review and approval. In certain circumstances, management may not have the same interests as the shareholders and conflicts of interest may arise. Notwithstanding the exercise of their fiduciary duties as directors and executive officers and any other duties that they may have to us or our shareholders in general, these persons may have interests different than yours which could adversely affect your investment.

There are limitations on the liability of our directors, and we may have to indemnify our officers and directors in certain instances.

Our certificate of incorporation contains a specific provision that eliminates the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors to the extent provided by Delaware law. Our bylaws provide that we will indemnify our officers and directors and may indemnify our employees and other agents. The Company may also have contractual indemnification obligations under its agreements with its executive officers and directors. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

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

Because Shaanxi Coalfield Geology Bureau Hydrological Team failed to obtain necessary approval from relevant government authority when they leased an allocated land to Fuping Milkgoat, there is no guarantee that the PRC government will not challenge the validity of the lease in the future.

In 2004, when Shaanxi Coalfield Geology Bureau Hydrological Team, or Shaanxi Coalfield, leased an allocated land to Fuping Milkgoat for its business use, it did not obtain necessary approvals from relevant land administrations of municipal or county governments or complete necessary administrative procedures. On August 8, 2008, Tianjin Yayi acquired Fuping Milkgoat. According to Provisional Rules on Administration of Allocated Land Use Right of PRC, promulgated by State Land Administration on March 8, 1992, land users who transfer, lease or mortgage allocated land use right must bear state-owned land use certificate and legal documents of the premises and attached structures and properties and apply in written form to land administrations of local municipal or county people's governments. Land administrations of municipal or county people's governments, through negotiations, sign land use right transfer contract with the applicant. Land users shall, within 60 days after the signing of land use right leasing contracts, pay lease fees to local municipal or county people's governments and have the land use right leasing registered at the land administrations of the municipal or county people's governments. Both parties involved in transfer, leasing or mortgaging of land use right shall, within 15 days after the registration of a land use right lease, go to land administrations of municipal or county people's governments to have the transfer, leasing or mortgaging of land use right registered. Shaanxi Coalfield failed to comply with the above requirement for not obtaining the government approval or completing the necessary administrative procedures before they leased the allocated land to us. Although the PRC regulatory agency has never challenged the validity of our lease since 2004 when Fuping Milkgoat leased the land, there is no guarantee that it will not do so in the future. Fuping Milkgoat has requested Shaanxi Coalfield to complete necessary approval procedures.

Our business will suffer if the operations of our certain goat firms need to be suspended.

Because our certain goat farms that we currently operate through Weinan Milkgoat in Shaanxi did not obtain approval for quarantine permits before their operations, the PRC government may challenge the validity of the operations in the future. All of these goat farms were newly built and we are in the process of applying for such approvals. Although we do not expect any obstacle to obtain approvals in the near futures, there is no guarantee that the PRC regulatory agency may not request us to suspend the operations of these farms until we receive the required government approvals.

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

The conversion of preferred stock or exercise of warrants we issued in our previous private placements may result in dilution to the holders of our common stock and cause the price of our common stock to decline.

Dilution of the per share value of our common stock could result from the conversion of our outstanding Series A Preferred Stock issued to SAIF and the exercise of outstanding warrants that we issued in connection with our previous private placement transactions. As of June 26, 2010, there were 1,530,612 shares of our Series A Preferred Stock outstanding, which may be converted into our common stock at the option of the holders of the Series A Preferred Stock in whole or in part at any time at an initial conversion price of $0.98. In addition, as of June 26, 2010, there were outstanding warrants to purchase 3,096,389 shares of our common stock. When the conversion price of the Series A Preferred Stock or the exercise price of the warrants is less than the trading price of our common stock, the conversion of Series A Preferred Stock or the exercise of the warrants would have a dilutive effect on our shareholders. The possibility of the issuance of shares of our common stock upon the conversion of Series A Preferred Stock or exercise of the warrants could cause the trading price of our common stock to decline as well.

We may not have sufficient funds to redeem our outstanding Series A Preferred Stock upon the request of the holders and we may have difficulties to raise the funds necessary to settle redemption of the Series A Preferred Stock, which could negatively affect our financial condition and results of operations.

We filed the Certificate with the Secretary of State of the State of Delaware on June 16, 2009, in which we authorized 1,530,612 shares of Series A Preferred Stock. According to the Certificate, at any time and from time to time after June 30, 2012, the holders of the Series A Preferred Stock have the right to request the Company to redeem all of the then outstanding shares of Series A Preferred Stock in cash, if any of the following qualified events has not occurred: (i) the Company’s shares of common stock are listed on the New York Stock Exchange or the NASDAQ Global Market, and (ii) the closing market price of such listing securities represents a price of no less than $4.25 per share of common stock, subject to adjustment, in any consecutive 30-trading-day period. It will cost an amount equals to the sum of (x) the purchase price plus an annualized internal rate of return of 25% for the period from the issuance date of the Series A Preferred Stock to the redemption date and (y) an amount equal to all declared but unpaid dividends for each outstanding share of Series A Preferred Stock, proportionally adjusted for recapitalizations to redeem a share of Series A Preferred Stock. We cannot assure you that we would have sufficient financial resources, or would be able to arrange financing, to redeem all of the shares of the Series A Preferred Stock upon the request of the holders. According to the Certificate, to the extent our available cash flow is insufficient to fund all redemption requests, those funds will be used to redeem the maximum possible number of such shares ratably among the holders. The shares not redeemed shall remain outstanding and at any time thereafter when additional funds of the Company are available for the redemption, such funds will immediately be used to redeem the balance of the shares. Our obligations to redeem the balance of the shares may limit our ability to borrow money or sell stock to fund and as a result, may require a substantial portion of our cash flow from operations to be used for the redemption of these shares, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes. One or a combination of these factors could adversely affect our financial condition and results of operations.

We do not plan to pay any dividends in the foreseeable future.

We have not paid a dividend in the past and it is unlikely that we will declare or pay a dividend in the foreseeable future. The declaration, amount and date of distribution of any dividends in the future will be decided by the Board of Directors from time-to-time, based upon, and subject to, the Company’s earnings, financial requirements and other conditions prevailing at the time.

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

  our wholly owned facility located in the Xiqing District of Tianjin City, which is, on the basis of a daily double shift, capable of combining and formulating the milk powder with the nutritional supplements and then packaging the end product at a rate of approximately six metric tons per day. The facility occupies an area of 800 square meters.

Construction in progress of goat farm facilities

We entered into a series of agreements in 2009 to purchase and construct 9 farm facilities and 10 raw milk collection stations, to ensure a steady supply of raw liquid goat milk.

As of March 31, 2010, we had signed several agreements with two construction companies, Zhuangli Construction Team and Fupin County Qinzheng Construction Engineering Corporation for the construction of farm facilities with a total amount of $2,524,831 (RMB17, 260,000). $1,749,828 (RMB11, 962,000) has been paid as of March 31, 2010. The remaining balance of $775,003 (RMB5, 298,000) will be paid progressively. The final payment of 25% to Zhuangli Construction Team is due one year after the construction is completed and accepted. The remaining balance for the construction by Qinzheng Construction Engineering Corporation will be paid progressively and final payment of 10% is due one year after the construction is approved and accepted. Due to the changes of some construction location, the completion date was extended to October, 2010. On September 2009, we signed a supplemental agreement with Qinzheng Construction Engineering Corporation reducing the total amount of costs by $277,936(RMB1, 900,000) due to the changes of construction location. The remaining balance after reduction is $497,067(RMB3, 398,000) and will be paid progressively. As of the date of this report, two of these new farms have completed construction and are operating, three of them are under preliminary operations, and the rest are still under construction.

During the year ended March 31, 2010, we signed an agreement with Zhuangli Construction Team for the construction of goat milking collection stations with the total amount of $482,731 (RMB3, 300,000). $459,326 (RMB3, 140,000) has been paid as of March 31, 2010. The remaining balance of $23,405 (RMB160,000) is due one year after the construction is completed and accepted. As of the date of this report, the construction of the ten collection stations have been completed and are operating.

Purchase of Machinery & Equipment for Jinghai facilities

The Company signed four contracts for purchasing machinery and equipment to expand its goat milk powder production lines and liquid goat milk production line, with the total amount of $$6,314,200 (RMB 43,164,500). $1,916,780 (RMB 13,103,300) has been paid as of March 31, 2010. The remaining balance of $4,397,420 (RMB 30,061,200) will be paid progressively, in which $2,647,941 (RMB 18,100,000) for liquid goat milk production equipment will not been paid till 2012. The machinery and equipment for goat milk powder production is expected to be delivered and inspected by September 2010 and final payment of 5% is to be paid within 6 months after approval of final inspection of equipment received.

Our current administrative, processing and warehousing facilities are insufficient for our needs. Accordingly, we have entered into a number of agreements and arrangements to expand our facilities that are summarized below.

We had entered into a factory and warehouse leasing agreement in January 2007 with Tianjin Mengyang pursuant to which we were to lease through 2029 an approximately 30,000 square meter factory and warehouse that was to be built in Tianjin City, China. In September 2008, this agreement was cancelled and in lieu thereof, the parties entered into a new agreement, subsequently amended, pursuant to which we have agreed to acquire facilities that are to be converted into three warehouses and a processing facility. In addition to the payments to be made to Tianjin Mengyang in connection with this agreement, we anticipate that we will require approximately $6 million to equip such facility to perform the contemplated functions. Since the period ended March 31, 2010, the Company has adopted a new marketing strategy and will not produce the liquid goat milk within three years. Now the Company is negotiating with one of its liquid goat milk equipment suppliers to terminate one of the contracts for purchasing machinery and equipment. For the new production project, we redesigned the whole facilities. These facilities are to be completed by Q4 of 2010.

On June 12, 2009, Tianjin Yayi entered into a supplemental agreement, or the Supplemental Agreement, with Tianjin Mengyang, pursuant to which Tianjin Mengyang had the obligations to complete the construction, filing and inspection of the properties listed in the appendix of the Supplemental Agreement by December 31, 2009. In addition, by June 30, 2010, Tianjin Mengyang should complete the transfer of such properties to Tianjin Yayi as well as ensure that Tianjin Yayi will be able to obtain all necessary certificates of land use rights and titles of these properties. In exchange, Tianjin Yayi agreed to pay the outstanding purchase price of the properties in an aggregate amount of approximately RMB 32 million (approximately $4.7 million) within a specified time period.

On July 25, 2008, we entered into an agreement with the Government of the Linwei District of Weinan City, or the Government, pursuant to which the Company is to build a 68,941 square meter goat milk processing facility in one of the Government’s industrial parks. The construction project is estimated to cost approximately $19,016,690 (RMB 130,000,000), which includes fixed assets investment of approximately $11,702,580 (RMB 80,000,000) and working capital of approximately $7,314,112 (RMB 50,000,000). In connection with this agreement, the Government will transfer land use rights of approximately 67,000 square meters to the Company for 50 years for approximately $994,719 (RMB 6,800,000). Pursuant to a supplemental agreement entered into on September 16, 2008 with the Government, the Company is required to commence construction within six months of the date of the supplemental agreement. Subsequent to January 31, 2009, the Company reached an oral agreement with the Government to extend the commencement date of the construction to no later than May 31, 2009. As of October 31, 2009, the Company has obtained the related approval documents from the Government to begin construction. In accordance with the supplemental agreement, the Company paid $146,282 (RMB 1,000,000) for part of the consideration of the land use rights. According to the land surveying from Government, the remaining balance has been revised from $848,437 (RMB 5,800,000) to $796,090 (RMB 5,442,150) and the remaining balance has been paid on November 24, 2009. We have received the certificate on land use right from the local government and the construction has commenced in March 2010. Amortization is provided over estimated useful live of 50 years. It is anticipated that initially such facility will be capable of spray drying 480 metric tons of raw goat milk per day and that at a later stage, such facility may be expanded as requirements dictate. We are to commence construction of this facility by March 2010 and have paid Weinan City Government an aggregate of approximately $942,096. In addition to the payments made to Weinan City Government, it is estimated that this project will cost approximately $16 million (approximately $9 million of fixed asset investment and approximately $7 million in working capital when such facility commences operations) and that such facility will commence operations in Q4 of 2011.

On October 28, 2009, our wholly owned subsidiary, Shaanxi Milkgoat, entered into a Project Installation Agreement, or the Installation Agreement, with Heilongjiang Tianhong Food Equipment Co., Ltd., or Heilongjiang Tianhong, which provided for, among others, that Heilongjiang Tianhong was to provide and install all the process pipelines and the central system pipelines at Shaanxi Milkgoat’s new joint production facility. Pursuant to the Installation Agreement, Shaanxi Milkgoat agreed to pay Heiliongjiang Tianhong an aggregate of RMB 12,535,000 (approximately $1.84 million) in five installments for the service that Heilongjiang Tianhong will provide. Heiliongjiang Tianhong agreed to complete the installation within 90 days after Shaanxi Milkgoat provides to Heilongjiang Tianhong an appropriate construction site for the installation according to the Installation Agreement.

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

ITEM 4.              [REMOVED AND RESERVED]

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

	Closing Bid Prices(1)
	High	Low

Year Ended March 31, 2010
First Quarter	$0.80	$0.51
Second Quarter	$1.25	$0.25
Third Quarter	$1.90	$1.17
Fourth Quarter	$3.95	$1.70

Year Ended March 31, 2009
First Quarter	$1.60	$1.10
Second Quarter	$3.60	$1.25
Third Quarter	$2.25	$0.75

Fourth Quarter	$1.50	$0.40
__________________

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

On June 26, 2010, there were approximately 363 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2010, we did not have any equity compensation plans. As disclosed below, on May 31, 2010, the Board of Directors of the Company adopted Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan, or the Plan. Up to 2,359,974 shares of common stock of the Company (subject to adjustment as described in the Plan) may be issued under the Plan.

ITEM 6.              SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Change in Fiscal Year

On March 26, 2010, our board of directors approved a change in our fiscal year end from October 31 to March 31, effective immediately. The fiscal year end change resulted in a five month reporting period from November 1, 2009 to March 31, 2010. As a result, this Form 10-K is a transition report and includes financial information for the transition period from November 1, 2009 to March 31, 2010.

The comparative financial information provided for the five months ended March 31, 2009 is unaudited, since it represented an interim period of the fiscal year ended October 31, 2009. The unaudited financial information for the five months ended March 31, 2009 includes all normal recurring adjustments necessary for the fair statement of the results for that period. The audited financial statements and results of operations for the years ended October 31, 2009 and 2008 were previously reported in the Form 10-K filed on February 16, 2010. The data of results of operations for the fiscal years ended March 31, 2010 and 2009 were not audited or reviewed and were included in this report for the sole purpose to provide additional information to the readers.

Overview

We are the first mover and a leading producer and distributor of premium goat milk formula products for infants, toddlers, young children, and adults in China. Our current formula product lines are targeted at the premium segment of the dairy market and health-conscious consumers. Headquartered in Tianjin, we sell and distribute our products through a nationwide network of retail points across China in 23 provinces and municipalities including supermarkets (including multinational chains), infant-maternity chain stores and drug stores, as well as catalogue sales and a dedicated online store at Taobao.com. We are vertically integrated and source raw goat milk from our proprietary dairy farms as well as neighboring goat dairy farmers on a long-term contract basis in milk collection centers, which helps us maintain quality control.

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

We also co-hosted the "China Goat Milk Industry Development Summit", or the Summit, together with the National Development and Reform Commission, or NDRC, and the China Dairy Association in the Great Hall of the People in Beijing on January 22, 2010. Attended by top goat milk industry experts and professionals as well as key government officials from NDRC and China Dairy Association, the Summit aimed to initiate discussions regarding scaling up China's goat milk industry and increasing the market recognition of the benefits and nutritional value of goat milk. We presented our "Milk Goat" branded products and market development strategy.

In conjunction with the Summit and with the intention to broaden our distribution network, we held a nationwide goat milk distributor conference in order to secure distribution agreements and provide distributors with marketing strategy and action plan that support our “Milk Goat” brand. We selectively invited over 240 distributors across China, including multinational players such as Carrefour and Wal-Mart, to attend the conference. Roughly 70% of those distributors attending the conference were new, as we hope to broaden our distribution network, and the remaining 30% represented existing distributors who have made contributions to expand our sales.

During the first five months of 2010, we have added 1,080 retail points, including more Wal-Mart and Carrefour stores, Lotus, Shiji Lianhua, Shiji Hualian, Trust Mart and Ren Ren Le as well as other hypermarkets, local supermarket chains, infant-maternity stores, drug stores and convenience stores. The expansion of our distribution network has helped deepen our market penetration throughout China, with additions of 430 stores in North China, 333 stores in Central China, 208 stores in South China and 109 stores in East China. We have been restructuring our nationwide distribution network since the beginning of this year with more emphasis on developing our product coverage in the hypermarkets and supermarket chains while streamlining the smaller stores established in the past. As of the date of this report, we have approximately 3,800 retail points throughout China.

On April 30, 2010, we entered into a loan agreement, or the Loan, pursuant to which the Company borrowed $3 million from SAIF. SAIF currently owns 1,530,612 shares of the Company’s Series A Preferred Stock, which constitute all of the issued and outstanding Series A Preferred Stock of the Company. The Loan has an interest rate of twelve percent (12%) per annum, calculated on the basis of the actual number of days elapsed during the relevant period and a 360-day year. In addition, the entire principal amount of the Loan and any accrued interest on the Loan shall become fully due and payable on the date that is the earlier to occur of (i) the date that is six (6) months after the release of the principal of the Loan, unless extended in the sole discretion of the Lender; and (ii) the acceleration of the maturity of the Loan upon the occurrence of an Event of Default (as defined in the Loan Agreement), without further action on the part of the Lender. The Company can repay the entire principal and the accrued interest before the maturity of the Loan without any prepayment penalty.

On the same day, to secure repayment by the Company of the Loan, the Company’s major shareholder, Global Rock executed in favor of SAIF Partners a stock pledge agreement, pursuant to which Global Rock pledged 13,024,725 shares of common stock of the Company as security for the obligations of the Company under the Loan Agreement.

On May 31, 2010, the Board of Directors of the Company adopted the Plan. Up to 2,359,974 shares of common stock of the Company (subject to adjustment as described in the Plan) may be issued under the Plan. The Plan permits the grant of Nonqualified Stock Options, Restricted Stock, and Incentive Stock to employees, officers, directors, and consultants of the Company and its subsidiaries. As of the date of this report, the Company has granted options to its directors, executive officers and non-executive employees under the Plan to purchase an aggregate of 1,906,392 shares of common stock of the Company.

Taxation

United States

Yayi International Inc. is subject to United States tax at a tax rate of 41%. No provision for income taxes in the United States has been made as Yayi International Inc. had no income taxable in the United States.

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

The EIT Law and the Implementing Rules also imposes a unified EIT of 25% on both foreign invested enterprises and domestic enterprises, effective January 1, 2008. As a result, each of our PRC subsidiaries, Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat, and Shaanxi Milkgoat have been subject to a 25% income tax rate in calendar year 2008, 2009 and 2010.

Results of Operations

Five Months Ended March 31, 2010 Compared to Five Months Ended March 31, 2009

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Five months ended March 31
	2010	2009
	(audited)	(unaudited)	change	variance

Net Sales	$6,966,183	$9,283,420	$(2,317,236)	-25.0%
Cost of goods sold	2,369,642	2,892,709	(523,067)	-18.1%
Gross profit	4,596,541	6,390,711	(1,794,169)	-28.1%
Operating expenses:
Sales and marketing expenses	3,908,572	1,973,212	1,935,360	98.1%
General and administrative expenses	1,318,077	685,843	632,234	92.2%
Income from continuing operations	(630,109)	3,731,656	(4,361,764)	-116.9%
Other income, net	380,789	686,878	(306,089)	-44.6%
Income tax expense	(68,846)	869,614	(938,460)	-107.9%
Net income from discontinued operations, net of tax
Foreign currency translation adjustment	(6,024)	44,791	(52,711)	-117.7%
Net income attributable to Yayi International Inc.	(936,028)	2,130,373	(3,064,503)	-143.8%

Net Sales. Net sales for the five months ended March 31, 2010 were approximately $7.0 million, a decrease of 25.0% from the five months ended March 31, 2009. This decrease was primarily due to the restructuring of our product portfolio. From the end of 2009, we worked together with Trout & Partners to streamline our product portfolio and refine our brand image in order to position and strengthen our “Milk Goat” brand as the premium goat milk brand throughout China. Thereafter, we have restructured our original product portfolio of dozens of products and specifications and refined our marketing strategy during the three months ended October 31, 2009. As a result, we gradually reduced the production of original products from the end of 2009 in anticipation of the introduction of our new products in January 2010. Our new product portfolio consists of only ten formula products under the “Milk Goat” brand with only one product specification of 600 grams. We suspended our sales efforts in supermarkets during these few months as we transitioned from our original product portfolio to the new one with new packaging, stock-keeping units (SKUs), and new (higher) pricing. Our new product portfolio has only been launched in the market since January 2010. On January 22, 2010, we held a nationwide distributor conference after we co-hosted the "China Goat Milk Industry Development Summit" in the Great Hall of the People in Beijing. Since our distributor conference, we have signed sales contracts with the distributors with an aggregate expected sales value of approximately $71.4 million (including VAT). The contracts have terms ending on December 31. 2010.

Cost of goods sold. Cost of goods sold for the five months ended March 31, 2010 was approximately $2.4 millions, a decrease of 18.1% from the five months ended March 31, 2009, primarily due to the decrease in our net sales. However, the unit cost increased by 16.1% from $ 5,743.8 per ton to $ 6,665.9 per ton, primarily attributable to giveaways such as goat milk powder tasting bags and promotional products distributed to potential customers. As part of our new marketing strategy, our sales people distributed goat milk powder tasting bags to potential customers in supermarkets to attract more customers and we provided promotional products to purchasers of our new products. To a lesser extent, increased prices of main raw materials also contributed to the increase in our unit cost.

Gross Profit. Gross profit for the five months ended March 31, 2010 was approximately $4.6 million, a decrease of 28.1% from the five months ended March 31, 2009. Our gross margin for the five months ended March 31, 2010 decreased to 66% compared to 68.8% for the five months ended March 31, 2009. This decrease was primarily attributable to giveaways and promotional products distributed to potential customers. However, the gross margin of our new product portfolio is higher than original product portfolio which partially offset the decrease caused by giveaways and promotional products.

Operating and administrative expenses. Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating and administrative expenses increased by approximately $2.6 million, or 96.6 % from the five months ended March 31, 2009.

Sales and marketing expenses. For the five months ended March 31, 2010, sales and marketing expenses increased approximately 98.1% to $3.9 million from $2.0 million for the five months ended March 31, 2009. The increase was primarily attributable to the large increase in advertising and promotion expenses. Advertising and promotional expenses for the five months ended March 31, 2010 was approximately $2.7 million, an increase of 160.5% from the five months ended March 31, 2009. Advertising expenses were approximately $2.0 million for the five months ended March 31, 2010, an increase of 586.5% compared with $0.3 million for the five months ended March 31, 2009. The primary reason for the increase was that we launched our new television advertisement campaign to promote the new product portfolio nationwide. The television commercials started airing on January 1, 2010 on China Central Television Channel 1 (CCTV-1) right before the channel's flagship national news program (XinWenLianBo) at 7pm, which is generally considered one of the most valuable prime-time advertising time slots in China.

General and administrative expenses. General and administrative expenses for the five months ended March 31, 2010 increased by 92.2% to $1.3 million from $0.7 million for the five months ended March 31, 2009. It was primarily attributable to labor cost increase for recruiting senior managers and professionals such as CFO, Director of Production and compensation increase for CEO and director, professional fees increase for engaging Earnest &Young as our SOX consultant and IT expenditures due to as a result of the expansion of our business.

Other income (expenses). Our other income (expenses) consists primarily of interest and finance cost. Other expenses decrease by approximately $ 0.3 million, or 44.6%, primarily attributable to the repayment of commercial loans of approximately US$ 2.7 million and decreased deferred debt issuance cost amortization.

Income Tax. Our income tax in the five months ended March 31, 2010 decreased by 107.9%, from an expense of approximately $0.9 million in the five months ended March 31, 2009 to a benefit of approximately $0.1 million in the five months ended March 31, 2010. The decrease was primarily attributable to losses experienced in the five months ended March 31, 2010.

Net Income(loss). As a result of the foregoing, net income attributable to Yayi International Inc. decreased by 143.8% in the five months ended March 31, 2010 as compared to the five months ended March 31, 2009.

Twelve Months Ended March 31, 2010 Compared to Twelve Months Ended March 31, 2009 (Unaudited and Unreviewed)

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Years ended March 31 (Unaudited)
	2010	2009	change	variance

Net Sales	$22,243,723	$24,697,548	$(2,453,824)	-9.9%
Cost of goods sold	7,267,807	8,274,455	(1,006,648)	-12.2%
Gross profit	14,975,916	16,423,092	(1,447,176)	-8.8%
Operating expenses:
Sales and marketing expenses	7,689,499	5,399,221	2,290,278	42.4%
General and administrative expenses	2,726,964	1,753,174	973,790	55.5%
Income from continuing operations	4,559,451	9,270,696	(4,711,245)	-50.8%
Other income, net	1,219,092	4,959,780	(3,740,688)	-75.4%
Income tax expense	1,173,318	2,225,028	(1,051,710)	-47.3%
Net income from discontinued operations, net of tax
Foreign currency translation adjustment	28,704	(101,337)	130,041	-128.3%
Net income attributable to Yayi International Inc.	2,138,337	2,187,225	(48,888)	-2.2%

Net Sales. Net sales for the year ended March 31, 2010 were approximately $22.2 million, a decrease of 9.9% from the prior year. As described above, we gradually reduced the production of original products from the end of 2009 in anticipation of the introduction of our new products in January 2010. We suspended our sales efforts in supermarkets when we transitioned from our original product portfolio to the new one with new packaging, stock-keeping units (SKUs), and new (higher) pricing. Our new product portfolio has only been launched in the market since January 2010. As a result, our net sales reduced for the year ended March 31, 2010 as compared with the prior year.

Cost of goods sold. Cost of goods sold for the year ended March 31, 2010 was approximately $7.3 million, a decrease of 12.2% from prior year, mainly due to reduced production costs as a result of our acquisition of a supplier of raw goat milk, Fuping Milkgoat in August, 2008.

Gross Profit. Gross profit for the year ended March 31 2010 was approximately $15.0 million, a decrease of 8.8% from prior year. This decrease was primarily attributable to our lower net sales, partially offset by the decrease in our cost of goods sold primarily as a result of our acquisition of Fuping Milkgoat in August, 2008. Such vertical integration of our operations allowed us to benefit from a higher profit margin for our products.

Operating Expenses. Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses. Total operating expenses increased approximately 45.6% to $10.4 million for the year ended March 31,2010 from $ 7.2 million for the year ended March 31, 2009.

Sales and marketing expenses. For the year ended March 31, 2010, the sales and marketing expense increased approximately 42.4% to $7.7 million from $5.4 million for the year ended March 31, 2009. The increase was primarily attributable to the large increase in advertising and promotion expenses. Advertising and promotion expenses were approximately $4.5 million for the year ended March 31, 2010, an increase of 102.0% compared with $2.2 million for the year ended March 31, 2009. The primary reason for the increase was that we launched our new television advertisement campaign to promote the new product portfolio nationwide. The television commercials started airing on January 1, 2010 on China Central Television Channel 1 (CCTV-1) right before the channel's flagship national news program (XinWenLianBo) at 7pm, which is generally considered one of the most valuable prime-time advertising time slots in China.

General and administrative expenses For the year ended March 31, 2010, the general and administrative expenses increased by 55.5% to $2.7 million from $1.8 million for the year ended March 31, 2009. The increase was primarily attributable to the increase in professional fees paid to professional firms for legal service, audit service and SOX compliance from $0.34 million to $0.84 million which accounted for 50.6% of the total variance. In addition, $0.18 million increase was due to the increase of compensation of our CEO and director since June 2009.

Other income (Expenses). Our other income (expenses) consists primarily of merger cost, interest and finance cost. Other expense for the year ended March 31, 2010 decreased by 75.4% from the prior year mainly due to $3.5 million of merger cost occurred in June 2008. The interest expense decreased mainly because the repayment of commercial loans for the year ended March 31, 2010.

Income Tax. Income tax for the year ended March 31, 2010 decreased by approximately 47.3% from prior year. The decrease is primarily attributable to the decrease in sales and taxable income for the year ended March 31, 2010.

Net Income(loss). As a result of the foregoing, net income attributable to Yayi International Inc. decreased by 2.2% for the year ended March 31, 2010 as compared to prior year.

Fiscal Year Ended October 31, 2009 Compared to Fiscal Year Ended October 31, 2008

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Fiscal Years ended October 31 (Audited)
	2009	2008	change	variance

Net Sales	$24,845,685	$21,791,268	$3,054,417	14.0%
Cost of goods sold	8,025,009	7,600,454	424,555	5.6%
Gross profit	16,820,676	14,190,814	2,629,862	18.5%
Operating expenses:
Sales and marketing expenses	5,760,446	5,201,779	558,666	10.7%
General and administrative expenses	1,972,190	1,107,333	864,857	78.1%
Income from continuing operations	9,088,040	7,881,702	1,206,338	15.3%
Other income (expense), net	1,491,027	(4,422,539)	(2,931,512)	-66.3%
Income tax expense	2,201,032	1,633,946	567,086	34.7%
Net income from discontinued operations, net of tax
Net income attributable to Yayi International Inc.	5,395,981	1,825,217	3,570,764	195.6%

Net Sales. Net sales for fiscal 2009 were approximately $24.8 million, an increase of 14% from the prior year. The increase is mainly attributable to the increase in the volume of products sold which was partially offset by a decrease of approximately 1% in the weighted average price at which products were sold. The volume of products sold increased because of the improvement of incentives for sales team that resulted in better sales efforts coupled with better advertisement and promotion. The weighted average price decreased because of difference in portfolio mix of products between the two years. Changes in the currency exchange rate and the weakening of the U.S. dollar also contribute to 18% of the increase in net sales.

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

Operating Expenses. Our total operating expenses consist primarily of sales and marketing expenses and general and administrative expenses. Total operating expenses increased approximately 23% to $7.7 million from $ 6.3 million for the year ended October 31, 2008.

Sales and marketing expenses. For the year ended October 31, 2009, the sales and marketing expense increased approximately 10.7% to $5.7 million from $5.2 million for the year ended October 31, 2008. The increase is primarily attributable to (i) marketing strategy consulting fee, which increased by about $512,000 because the Company has engaged Trout & Partners China to assist in streamlining its product portfolio and refining its brand image in order to position and strengthen its “Milk Goat” brand as the premium goat milk brand throughout China; (ii) freight costs, which increased because of the volume of product shipped;(iii) Labor cost increased due to the rise in the average sales pay rate and commission paid to our sales representatives along with the sales revenue increase. The increase of selling and marketing expenses is partially offset by the decrease of charges by retail stores, because the Company has been in the process of streamlining its products. The Company consciously restrained its marketing activities in the fourth quarter.

General and administrative expenses For the year ended March 31, 2009, the general and administrative expenses increased by 78.1% to $2.0 million from $1.1 million for the year ended October 31, 2008. It was primarily attributable to labor cost increase for recruiting senior managers and professionals such as CFO, Director of Production and pay increase for CEO and executive director, professional fees increase for engaging E&Y as our SOX Consultant and IT expenditures due to as a result of the expansion of our business.

Other income (Expenses). Our other income (expenses) consists primarily of interest and finance cost. Interest expense in fiscal 2009 increased by 19% from the prior year mainly because of our increased net borrowings although rates of interest on such borrowings is slightly lower than that of the corresponding period in the prior year. Changes in currency exchange rates had only a minimal impact on changes in interest expense. See notes 9 and 11 of our consolidated financial statements. Accretion of debt discount and deferred financing cost increased by 649% from prior year which is mainly due to the fact that the convertible notes beneficial period is from June 2008 to December 2009.

Income Tax. Income tax in fiscal 2009 increased by approximately 35% from the corresponding period in the prior year. The increase is primarily attributable to the increased in sales and taxable income in fiscal 2009.

Net Income(loss). Net income increased by approximately $3.57 million to approximately $5.4 million in fiscal 2009. After excluding merger costs in the prior year, accretion of debt discount and deferred financing cost of convertible notes and liquidated damage of convertible notes accrued this year , net income increased by approximately $750,000, or 14%, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had cash and cash equivalents of approximately $4.7million and working capital of approximately $16.6 million. Included in working capital are advances of approximately $19.0 million, principally to Tianjin Mengyang Biological Development Co., Ltd, or Tianjin Mengyang, for, among other things, (i) the purchase of a processing plant and a warehouse, and (ii) the purchase of an office building and staff apartment, in Tinajin Jinhai Economic Development Zone.

We intend to, and are in the process of, expanding our administrative and production facilities to meet our current needs and anticipated increased demand for our products. In connection therewith, we plan to spend approximately $18.7 million during the fiscal years ending March 31, 2011 through 2012 ($11.9 million during the fiscal year ending March 31, 2011 and $6.8 million during the fiscal year ended March 31, 2012). The aggregate amount of $18.7 million in capital expenditure is mainly used for the following items: the purchase of machinery and equipment for the new powder processing plant in Weinan, Shaanxi and machinery and equipment in Fuping, Shaanxi with the capital expenditure of $10.0million; the purchase of livestock, the construction of goat farms and goat milk collection stations in an amount of $3.6million; the packing equipment purchase and renovation of the office and staff apartment building in Jinghai, Tianjin in an amount of $2.7 million; the purchase of IT equipment and system including computers and computer servers in an amount of $0.35million, and User Friendly version U9 accounting software in an amount of $0.18million.

On June 3, 2010, the Company renewed its loans from Tianjin Rural Cooperative Bank, Kexin Branch, or Rural Bank by entering into four separate short-term loan agreements with Rural Bank. Pursuant to the loan agreements, Rural Bank agreed to loan to the Company an aggregate RMB 30,000,000 (approximately $4,400,000) for the use as working capital. The loan has a monthly interest rate of 0.48675% and the interests must be paid on a quarterly basis on the 20th of the last month of each quarter. The loan expires on June 2, 2011 but can be renewed upon the written consent by Rural Bank. Under the terms of the loan agreements, the Company is subject to customary affirmative and negative covenants. The loan may be accelerated and Rural Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs, changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional debt financing from commercial bank or equity financing in the private or public markets.

The following table summarizes information about our net cash flows for the following periods.

	Five Months Ended		Years Ended
	March 31,		October 31,
	2010	2009	2009	2008
	(Audited)	(Unaudited)	(Audited)	(Audited)
Net cash provided by (used in) operating activities	$(3,896,858)	$3,285,901	6,534,843	3,816,554
Net cash used in investing activities	(1,980,422)	(4,192,349)	(12,400,482)	(5,658,527)
Net cash provided by financing activities	235,867	1,648,847	15,360,090	2,387,373
Net increase (decrease) in cash and cash equivalent	(5,640,536)	740,289	9,476,935	634,961

Operating Activities:

Net cash used in operating activities was approximately $3.9 million for the five months ended March 31, 2010, as compared to net cash provided by operating activities of approximately $3.3 million for the five months ended March 31, 2009. Net cash used in operating activities for the five months ended March 31, 2010 was mainly due to net loss of 0.9 million, non-cash items not affecting transition period cash flows of $0.3 million and a $3.2 million increase in working capital. The changes in working capital for the five months ended March 31, 2010 were primarily related to a $0.9 million increase in prepaid expenses due to the increase in slotting fees for new product portfolio, a $0.6 million increase in advance due to prepayment for raw goat milk powder and other materials, a $0.5 million increase in accounts receivable due to our extended credit term for new products promotion, a $0.6 million decrease in accounts payable due to the shorten payment term of main materials.

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

Investing Activities:

Net cash used in investing activities for the five months ended March 31, 2010 was approximately $2.0 million, a decrease of approximately $2.5 million from the five months ended March 31, 2009. This decrease in net cash used in investing activities is primarily because we prepaid $ 3.8 million for the construction of Jing Hai factory and warehouse during the five months ended March 31, 2009, but did not make any same kind of payment during the five months ended March 31, 2010. During the five months ended March 31, 2010, there was also an increase in capital spending of approximately $2.0 million, among which $0.4 million was for purchasing equipment, $0.6 million was for purchasing livestock and $0.80 million was for acquisition of land-use rights from Shaanxi Province. See note 5 of our consolidated financial statements.

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

Financing Activities:

Net cash provided by financing activities for the five months ended March 31, 2010 was approximately $0.2 million compared to approximately $1.6 million of net cash provided by these activities during the corresponding period in the prior year. The change is primarily attributable to the repayment of approximately $2.7 million of bank loan, which is $2.0 million more than the corresponding period in the prior year, partially offset by the borrowings of approximately $3.0 million of bank loan that is $0.6 million more than the corresponding period in the prior year. See note 9 of our consolidated financial statements.

Net cash provided by financing activities for the fiscal year ended October 31, 2009 was approximately $15.4 million compared to approximately $2.4 million of net cash provided by these activities in the fiscal year 2008. The change is primarily attributable to issuing and selling to the investor, SAIF 1,530,612 shares of the Company’s Series A Preferred Stock at a price per share of $9.80 for an aggregate purchase price of $15.0 million.

Critical Accounting Policies

The consolidated financial statements include the financial statements of us and our subsidiaries. All transactions and balances among us and our subsidiaries have been eliminated upon consolidation. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities, our disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reported periods. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and utilizing other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Estimates of allowances for bad debts – We must periodically review our trade and other receivables to determine if all are collectible or whether an allowance is required for possible uncollectible balances. When determining the allowances, a number of factors are considered, including the length of time the receivable is past due, past loss history, the counter party’s current ability to pay and the general condition of the economy and industry. Accounts receivable are written off if reasonable collection efforts are not successful.

Estimate of the useful lives of property and equipment and biological assets – We must estimate the useful lives and residual values of our property and equipment and biological assets. We must also review property and equipment and biological assets for possible impairment whenever events and circumstances indicate that the carrying value of those assets may not be recovered from the estimated future cash flows expected to result from their use and eventual disposition.

Inventory – We value inventories at the lower of cost or market value. We determine the cost of inventories using the weighted average cost method and include any related production overhead costs incurred in bringing the inventories to their present location and condition. We must determine whether we have any excessive, slow moving, obsolete or impaired inventory. We perform this review quarterly, which requires management to estimate the future demand of our products and market conditions. We make provisions on the value of inventories at period end equal to the difference between the cost and the estimated market value. If actual market conditions change, additional provisions may be required. In addition, we may write off some provisions if we later sell some of the subject inventory.

Goodwill – We must test goodwill annually for impairment or more frequently if events or changes in circumstances indicate that it might be impaired. We perform impairment tests at the reporting unit level to identify potential goodwill impairment. We recognize a goodwill impairment loss in our statements of operations and comprehensive income when the carrying amount of goodwill exceeds its implied fair value. We perform the impairment test at the end of the fourth quarter each year.

Land use rights– Land use rights are stated at cost less accumulated amortization. Amortization is charged using the straight-line method over the period of lease term.

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are shipped to customers and the title has passed. Net sales of products represent the invoiced value of goods, net of value added taxes ("VAT"), sales returns, trade discounts and allowances.

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

Slotting fees - The Company accounts for slotting fees in accordance with ASC 605-50. ASC 605-50 requires that cash considerations, including sales incentives, given by a vendor to a customer is presumed to be a reduction of the selling price, and therefore, should be characterized as a reduction to gross sales. This presumption is overcome and the consideration would be characterized as an expense incurred if the vendor receives an identifiable benefit in exchange for the consideration and the fair value of that identifiable benefit can be reasonably estimated. Furthermore, if the consideration recorded is in excess of gross sale of any retailer, the amount in excess will be recorded as selling expense.

The Company treats one-time slotting fees paid to retails shops who are direct customers of the Company’s distributors as a reduction in gross sales. The Company pays the fees upon signing of contract with the distributors and records them as prepayment. These fees are amortized over a twelve months period for retail shops. The amortized amount is taken as a reduction against revenue.

Slotting fees of $151,619 and $0 were recorded as a reduction of sales revenue for the five months ended March 31, 2010 and 2009.

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

Fair Value Measurement

In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this pronouncement did not have a significant impact on the Company’s financial statements.

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

Business Combination

In December 2007, the FASB issued FASB ASC 805 which related to business combinations. FASB ASC 805 expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FASB ASC 805 which clarified the accounting for pre-acquisition contingencies. This standard is effective for the Company beginning November 1, 2009 and will change the accounting for business combinations on a prospective basis. The Company did not have any business combination during the year ended March 31, 2010; therefore the adoption of this standard had no impact on the Company’s consolidated financial statements.

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

Embedded credit derivative

On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This amendment is not expected to have a material impact on the Company’s financial statements.

Share-based payment awards

In March 2010, FASB issued an authoritative pronouncement regarding the effect of denominating the exercise price of a share-based payment awards in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

The milestone method of revenue recognition

In April 2010, the FASB issued an authoritative pronouncement regarding the milestone method of revenue recognition. The scope of this pronouncement is limited to arrangements that include milestones relating to research or development deliverables. The pronouncement specifies criteria that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The criteria apply to milestones in arrangements within the scope of this pronouncement regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The pronouncement will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. This amendment is not expected to have a material impact on the Company’s financial statements.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The Company’s consolidated audited financial statements for the five months ended March 31,2010 and years ended October 31, 2009 and 2008, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1 of this report.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).         CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Li Liu and Ms. Veronica Jing Chen, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Li Liu and Ms. Veronica Jing Chen concluded that as of March 31, 2010, our disclosure controls and procedures were not effective due to the significant deficiencies in our internal control over financial reporting for the period as disclosed below.

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

Management assessed our internal control over financial reporting as of March 31, 2010. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal controls over financial reporting as of March 31, 2010 were not effective due to the following significant deficiencies:

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

In order to correct the foregoing significant deficiencies, during the five months ended March 31, 2010, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

1)

We have engaged a third party professional consultant, as announced on November 17, 2009, to assist us in assessing, improving and monitoring our internal control over financial reporting. We have been actively working with the external consultant to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.

2)

We are committed to develop a comprehensive and risk-based internal audit function within the Company. Due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, we have engaged an external professional consultancy firm to assist the management in developing the internal audit system. At the same time, we have employed experienced staff with respect to U.S. GAAP-based reporting. We have enhanced our efforts to hire sufficient internal audit resources with assistance from recruiters and through referrals.

3)

Ms. Veronica Jing Chen was appointed as our new Chief Financial Officer, effective February 24, 2010, who is a seasoned executive with more than 20 years of experience in accounting, financial management, and general management of several U.S.-listed Chinese companies.

4)	Ms. Ping An was appointed as our senior finance manager, effective April 19, 2010, who has more than five years experience in a “Big Four” Accounting firm - Deloitte & Touch Tianjin.

Our management is committed to improving our internal controls. We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to put effective controls in place.

Our management does not believe that these significant deficiencies in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the five months ended March 31, 2010 to contain a material misstatement.

This transition report on Form 10-K does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this transition report on Form 10-K.

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

Except as described above, during the five months ended March 31, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the five months ended March 31, 2010, but was not reported.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Li Liu	51	Chairperson, CEO and President
Fung Shek	54	Director and Vice President
Cili Yan	51	Director
Veronica Jing Chen	44	Chief Financial Officer
Kenneth Jue Lee	42	Director
Gang Sheng	36	Director

Li Liu. Ms. Liu has been our Chairwoman, CEO and President since the completion of the reverse acquisition of Charleston on June 6, 2008. Ms. Liu has also served as Chairwoman and General Manager of Tianjin Yayi since 1994. Ms. Liu has extensive experience in operational management and business development. Ms. Liu graduated with a medical degree from Tianjin Medical University in 1983 and is expecting to receive her Executive MBA from Tshinghua University, China.

Fung Shek. Mr. Shek became our director and Vice President on June 6, 2008. Mr. Shek has served as a Deputy General Manager of Tianjin Yayi since 2000. As Deputy General Manager, he is responsible for Tianjin Yayi’s sales network and market development. He was formerly a Director of Sales at P&G Taiwan. Mr. Shek graduated from University of Massachusetts Boston.

Cili Yan. Ms. Yan became our director on June 6, 2008. She is a committee member of the Tianjin Subcommission of the Chinese Revolutionary Nationalist. Ms. Yan currently teaches at Tianjin Huanhu Secondary School. She graduated from Tianjin Normal Specialized Postsecondary College.

Veronica Jing Chen. Ms. Chen became our Chief Financial Officer on February 24, 2010. Prior to joining Yayi International, she held Chief Financial Officer positions at several NASDAQ listed Chinese companies, including China Natural Gas, Inc., China Valves Technology, Inc. and Origin Agritech, Limited. Before that, she served as Senior Director of Finance at iKang Healthcare, Director of Finance at eLong, and Finance Manager of the North China Region for Eli Lilly Asia’s China Representative Office. Ms. Chen currently holds memberships with CPA Australia and The National Institute of Accountants (MNIA) of Australia. She received a degree of Doctor of Business Administration from Victoria University, Neuchatel, Switzerland and an MBA degree from City University of Seattle, Washington, U.S.

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

In connection with the private placement transaction consummated on June 18, 2009, the Company, Global Rock, Ms. Liu and Mr. Shek entered into a voting agreement, or the Voting Agreement, with SAIF, pursuant to which, among other things, the parties agreed, during the term of the Voting Agreement, to vote, or cause to be voted, all shares owned by them, to ensure that two representatives, who are currently Mr. Lee and Mr. Sheng, designated by the holders of a majority of the outstanding shares of Series A Preferred Stock will be elected as directors of the Company.

Except as noted above, there is no other arrangement or understanding between any of our executive officers or directors and any other person pursuant to which such executive officer or director was or is to be selected as an officer or a director.

Directors are elected until their successors are duly elected and qualified.

Director Qualifications

Below is a summary of the qualifications, attributes, skills and experience of each of our directors that led us to the conclusion that such director should serve as a director of our Company, in light of our business and structure.

Ms. Li Liu

  Leadership and Management experience – founder of Tianjin Yayi and has been Tianjin Yayi’s Chairwoman since 1994 and the Company’s Chairwoman since 2008

  Education background – Executive MBA from Tsinghua University expected

Mr. Fung Shek

  Leadership and Management experience – has served as a Deputy General Manager of Tianjin Yayi since 2000 and the Company’s director and Vice President since 2008

  Education background – graduated from University of Massachusetts Boston

Ms. Cili Yan

  Leadership and Management experience – has been the Company’s director since 2008

Mr. Kenneth Jue Lee

  Leadership and Management experience – a Principal at SAIF Partners and served as the CFO of Topsec Holdings, a leading domestic network security company in China, from 2006 to 2007

  Education background - Bachelor’s degree in Philosophy from Amherst College

Mr. Sheng Gang

  Leadership and Management experience – a Vice President at SAIF Partners and severed as a Director in investment banking with Latitude Capital Group in Hong Kong and Beijing from 2004 to 2007

  Education background - Bachelor’s degree in Economics from Renmin University of China and MBA degree from Peking University.

Significant Employees

In addition to the foregoing named officers and directors, the following employees are also key to our business and operations:

NAME	AGE	POSITION
Bao Zhou	35	Marketing Director
Changzhou Wang	45	Production Director

Bao Zhou. Mr. Zhou has served as our Marketing Director since May 11, 2010. Mr. Zhou is a seasoned executive with over 15 years of experience in sales and marketing planning and execution, in addition to a solid background in the dairy industry. From February 2008 to May 2010, Mr. Zhou was Director of Sales Operations and Director of Strategic Planning at Xiamen Huierkang Food Co., Ltd., a food and beverage supplier based in Southeast China that is best known for its PET glucose beverage, rice pudding and peanut milk. Before that, from April 2001 to September 2009, he successively served as Sales Director at Milopo Nutrition (Shanghai) Corporation Ltd., General Manager, Milk Powder Division at American Dairy, Inc. (NYSE: ADY), and National Sales Support Manager at Mead Johnson Guangzhou Co., Ltd. Mr. Zhou has also had different sales and marketing responsibilities at well-known multinational consumer product companies such as Wrigley, Henkel, Pillsbury and Nestle in China. Mr. Zhou obtained a Bachelor’s degree of Business English from Beijing Construction University and an Executive MBA degree from Renmin University of China.

Changzhou Wang. Mr. Wang has served as our Production Director since September 2009. Mr. Wang is a seasoned executive with over 20 years of experience in production management and operation. From September, 2003 to August, 2009, Mr. Wang was a Factory Director and Project Supervisor at Synutra International, Inc. (NASDAQ: SYUT), a leading infant formula milk powder company in China. Before that, from 1990 to September, 2003, he successively served as Production Manager at Hong Kong Baoanli Dairy International Group Co., Ltd. and Production Section Chief and Vice Chief Engineer at Jinxinglongdan Dairy Group. Mr. Wang obtained a Bachelor’s degree of Mechanical Engineering Harbin Polytechnic University.

Board Composition and Committees

The board of directors is currently composed of five members, Ms. Li Liu, Mr. Fung Shek, Ms. Cili Yan, Mr. Kenneth Jue Lee and Mr. Gang Sheng. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

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

Family Relationships

Other than the relationship between Fung Shek and Li Liu as husband and wife, there is no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our sole director and executive offers, we believe that our directors and executive offers filed the required reports pursuant to Section 16(a) of the Securities on time during the five months ended March 31, 2010.

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

ITEM 11.            EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

		Salary	Bonus	Total
Name and Principal Position	Period	($)	($)	($)
Li Liu, CEO and President (1)	Five months ended March 31, 2010	27,428		27,428
	Year ended October 31, 2009	65,751	-	65,751
	Year ended October 31, 2008	21,238	-	21,238
Jeff D. Jenson former CEO and Director (2)	Year ended October 31, 2008	-	-	-

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

Narrative Disclosure to Executive Compensation

Our indirect subsidiary Tianjin Yayi entered into the following employment agreements with our executive officers:

Tianjin Yayi entered into an employment agreement with our CEO and President, Ms. Li Liu. Ms. Liu’s employment agreement has a three-year term beginning on June 1, 2009 and ending on June 30, 2012. Ms. Liu’s employment agreement provides for an annual salary of RMB 450,000 (approximately $65,828). Ms. Liu is subject to customary non-competition and confidentiality covenants under the agreement. The employment agreement does not entitle Ms. Liu to severance payments or payments following a change in control. On June 1, 2010, Tianjin Yayi entered into a supplemental employment agreement with Ms. Liu, pursuant to which, effective on June 1, 2010, Ms. Liu's annual compensation will be RMB 510,000 (approximately $75,000).

Tianjin Yayi entered into an employment agreement with our Vice President Mr. Fung Shek. Mr. Shek’s employment agreement has a three-year term beginning on June 1, 2009 and ending on June 30, 2012. Mr. Shek’s employment agreement provides for an annual salary of RMB 350,000 (approximately $51,200). Mr. Shek is subject to customary non-competition and confidentiality covenants under the agreement. The employment agreement does not entitle Mr. Shek to severance payments or payments following a change in control.

Tianjin Yayi entered into an employment agreement with our CFO, Ms. Veronica Jing Chen. Ms. Chen’s employment agreement is for three years commencing on February 24, 2010 and terminating on February 23, 2013. Ms. Chen’s employment agreement provides for an annual salary of RMB 800,000 (approximately $117,028). Ms. Chen is subject to customary non-competition and confidentiality covenants under the agreement. The employment agreement does not entitle Ms. Chen to severance payments or payments following a change in control.

Outstanding Equity Awards

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the five months ended March 31, 2010 or the fiscal year ended October 31, 2009.

On May 31, 2010, the Company entered into separate Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan Award Agreements, or the Option Agreements, with each of Ms. Veronica Jing Chen and Mr. Fung Shek. Under the terms of the Option Agreements, the Company agreed to grant a stock option, at an exercise price at $2.25 per share, to each of Ms. Chen and Mr. Shek for the purchase of 250, 000 shares of Common Stock and 106,000 shares of Common Stock, respectively. According to the Option Agreements, 25% of the option granted to each of Ms. Chen and Mr. Shek will vest on the first anniversary of the grant date, and the balance will vest in equal quarterly installments over the next three years on the last day of each quarter, subject to Ms. Chen's and Mr. Shek's continuing employment with the Company through these dates.

Compensation of Directors

No member of our board of directors received any compensation for his or her service as a director during the five months ended March 31, 2010.

On June 11, 2010, the Company entered into an option agreement under the Company’s Plan with Mr. Kenneth Lee. Under the terms of the option agreement, the Company granted a stock option, at an exercise price at $0.98 per share, to Mr. Lee for the purchase of 707, 992 shares of common stock of the Company. According to the option agreement, the option will fully vest after six months from the grant date. Pursuant to the employment arrangement between Mr. Lee and SAIF, Mr. Lee is deemed to hold such option for the benefit of SAIF.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of June 26, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Yayi International, Inc., No. 9 Xingguang Road, Northern Industrial Park of Zhongbei Town, Xiqing District, Tianjin 300384, China.

		Shares Beneficially Owned(1)
Name & Address of Beneficial Owner	Office, If Any	Common Stock(2)		Series A Preferred Stock(3)		% Total Voting Power(4)
		Shares	% of Class	Shares	% of Class
Directors and Officers
Li Liu	Chairperson, CEO & President	15,024,725(5)	56.9%	0	*	33.5%
Veronica Jing Chen	Chief Financial Officer	0	*	0	*	*
Fung Shek	Director	15,024,725(6)	56.9%	0	*	33.5%
Cili Yan	Director	1,000,160	3.8%	0	*	2.2%
Kenneth Jue Lee	Director	0	*	0	*	*
Gang Sheng	Director	0	*	0	*	*
All Officers and Directors as a group (6 persons named above)		16,024,885	60.7%	0	*	35.7%
5% Security Holders

		Shares Beneficially Owned(1)
Name & Address of Beneficial Owner	Office, If Any	Common Stock(2)		Series A Preferred Stock(3)		% Total Voting Power(4)
		Shares	% of Class	Shares	% of Class
Global Rock Stone Industrial Ltd.		15,024,725(5)(6)	56.9%	0	*	33.5%
SAIF Partners III L.P. #2115, Two Pacific Place, 88 Queensway, Admiralty, Hong Kong		0	*	1,530,612(7)	100%	34.1%
Andrew Y. Yan #2115, Two Pacific Place, 88 Queensway, Admiralty, Hong Kong		0	*	1,530,612(7)	100%	34.1%

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

(2)	Based on 26,428,099 shares of common stock issued and outstanding as of June 26, 2010.

(3)

Based on 1,530,612 shares of Series A Preferred Stock issued and outstanding as of June 26, 2010. Shares of Series A Preferred Stock are convertible, at the option of the holder thereof, at any time, into common stock on a 1-to-10 basis. Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock basis.

(4)

Percentage of Total Capital Stock represents total ownership with respect to all shares of our common stock and Series A Preferred Stock, as a single class and on an as-converted to common stock basis.

(5)	Including 15,024,725 shares of common stock indirectly held by her spouse, Mr. Fung Shek.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On May 31, 2010, our Board of Directors adopted the Plan. Up to 2,359,974 shares of common stock of the Company, (subject to adjustment as described in the Plan) may be issued under the Plan. The Plan permits the grant of Nonqualified Stock Options, Restricted Stock, and Incentive Stock to employees, officers, directors, and consultants of the Company and its subsidiaries.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

  We have borrowed money from time to time from Li Liu, our chief executive officer. Such borrowings do not bear interest, are unsecured and have no stated maturity date. As of March 31, 2010, we owed her $3,394,534 in connection with these borrowings.

  On June 18, 2009, the Company entered into separate indemnification agreements with each of our directors, Mr. Kenneth Lee and Mr. Gang Sheng, or the Indemnification Agreements. Under the terms of the Indemnification Agreements, the Company agreed to indemnify each of Messrs. Lee and Sheng against expenses, judgments, fines, penalties or other amounts paid or incurred by them in connection with any proceeding unless Mr. Lee or Mr. Sheng committed (i) acts of active and deliberate dishonesty, (ii) with actual dishonest purpose and intent, and (iii) which acts were material to the cause of action so adjudicated.

  On April 30, 2010, the Company entered into the Loan Agreement with SAIF, pursuant to which the Company borrowed $3.0 million from SAIF. The loan has an interest rate of twelve percent (12%) per annum, calculated on the basis of the actual number of days elapsed during the relevant period and a 360- day year. In addition, the entire principal amount of the loan and any accrued interest on the loan shall become fully due and payable on the date that is the earlier to occur of (i) the date that is six (6) months after the release of the principal of the loan, unless extended in the sole discretion of SAIF; and (ii) the acceleration of the maturity of the loan upon the occurrence of an Event of Default (as defined in the Loan Agreement), without further action on the part of SAIF. On the same day, to secure repayment by the Company of the loan, the Company’s major shareholder, Global Rock executed in favor of SAIF a stock pledge agreement, pursuant to which Global Rock pledged 13,024,725 shares of common stock of the Company as security for the obligations of the Company under the Loan Agreement.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Parents of the Company

Global Rock currently owns 56.9% of the outstanding common stock of Yayi International Inc.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the indicated periods:

	Five months ended	Year ended October	Year ended
	March 31, 2010	2009	October 2008
Audit fees(1)	$185,957	$176,200	$125,000
Audit-related fees(2)	-	6,000	-
Tax fees	-	-	-
All other fees	-	-	-

Total	$185,957	$182,200	$125,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved all of the audit and non-audit service performed by Morison Cogen LLP for our consolidated financial statements as of and for the five months ended March 31, 2010.

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

Exhibits (including those incorporated by reference)

Exhibit No.	Description

2.1

Agreement and Plan of Merger by and among Ardmore, Ardmore Acquisition Corp, Tryant LLC and Charleston Industrial Ltd. [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

3.1	Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

3.2	Bylaws of the Company adopted on February 21, 2008 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K/A-2 filed on April 10, 2008].

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

24, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-Kfiled on December 1, 2009].

10.26

English Translation of Employment Agreement, dated February 24, 2010, by and between TianjinYayi Industrial Co. Ltd. and Veronica Chen [incorporated by reference to Exhibit 10.1 to theCompany’s Current Report on Form 8-K filed on March 2, 2010].

10.27

Loan Agreement, by and between the Company and SAIF Partners III L.P., dated April 30, 2010 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010].

10.28	Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2010].

10.29

Form of Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan Award Agreement [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2010].

10.30

English Translation of Employment Agreement, dated June 1, 2010, by and between Tianjin Yayi Industrial Co. Ltd. and Li Liu [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 31, 2010].

10.31	English Translation of Licensing Agreement, dated April 10, 2001, by and among Tianjin Yayi and Taiwan Richlink.*

10.32	English Translation of Supplemental Agreement, dated June 12, 2009, by and among Tianjin Yayi, Taiwan Richlink Enterprise Company Ltd. and Li Liu.*

10.33	English Translation of Supplemental Agreement, dated June 12, 2009, by and between Tianjin Yayi and Tianjin Mengyang.*

10.34	English Translation of Form of Loan Agreement, dated June 3, 2010, by and between Tianjin Yayi Industrial Co. Ltd. and Tianjin Rural Cooperative Bank, Kexin Branch.*

14	Code of Ethics and Business Conduct for Officers, Directors and Employees of the Company [incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2008]

21	Subsidiaries of the Company*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, asadopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
** Represents management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAYI INTERNATIONAL INC.

By:	/s/ Li Liu
Li Liu
Chief Executive Officer

Date: June 29, 2010

/s/ Veronica Jing Chen
Veronica Jing Chen
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date: June 29, 2010

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

          Each person whose signature appears below hereby authorizes Li Liu as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this transition report on Form 10-K.

Signature	Capacity	Date

/s/ Li Liu	President and Chief Executive Officer	June 29, 2010
Li Liu	(Principal Executive Officer)

/s/ Veronica Jing Chen	Chief Financial Officer (Principal Financial	June 29, 2010
Veronica Jing Chen	Officer and Principal Accounting Officer)

/s/ Fung Shek	Vice President and Director	June 29, 2010
Fung Shek

/s/ Cili Yan	Director	June 29, 2010
Cili Yan

/s/ Kenneth Jue Lee	Director	June 29, 2010
Kenneth Jue Lee

/s/ Gang Sheng	Director	June 29, 2010
Gang Sheng

EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger by and among Ardmore, Ardmore Acquisition Corp, Tryant LLC and Charleston Industrial Ltd. [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

3.1	Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

3.2	Bylaws of the Company adopted on February 21, 2008 [incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K/A-2 filed on April 10, 2008].

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

10.26

English Translation of Employment Agreement, dated February 24, 2010, by and between Tianjin Yayi Industrial Co. Ltd. and Veronica Chen [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2010].

10.27

Loan Agreement, by and between the Company and SAIF Partners III L.P., dated April 30, 2010 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010].

10.28	Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2010].

10.29

Form of Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan Award Agreement [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2010].

10.30

English Translation of Employment Agreement, dated June 1, 2010, by and between Tianjin Yayi Industrial Co. Ltd. and Li Liu [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 31, 2010].

10.31	English Translation of Licensing Agreement, dated April 10, 2001, by and among Tianjin Yayi and Taiwan Richlink.*

10.32	English Translation of Supplemental Agreement, dated June 12, 2009, by and among Tianjin Yayi, Taiwan Richlink Enterprise Company Ltd. and Li Liu.*

10.33	English Translation of Supplemental Agreement, dated June 12, 2009, by and between Tianjin Yayi and Tianjin Mengyang.*

10.34	English Translation of Form of Loan Agreement, dated June 3, 2010, by and between Tianjin Yayi Industrial Co. Ltd. and Tianjin Rural Cooperative Bank, Kexin Branch.*

14	Code of Ethics and Business Conduct for Officers, Directors and Employees of the Company [incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2008]

21	Subsidiaries of the Company*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith
** Represents management contract or compensatory plan or arrangement.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Yayi International Inc.

We have audited the accompanying consolidated balance sheets of Yayi International Inc. (“the Company”) as of March 31, 2010, October 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the five months ended March 31, 2010 and for the years ended October 31, 2009 and 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2010, October 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the five months ended March 31, 2010 and for the years ended October 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/Morison Cogen LLP

Bala Cynwyd, Pennsylvania
June 29, 2010

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	October 31	October 31
	2010	2009	2008
	(audited)	(audited)	(audited)
ASSETS
Current assets:

Cash and cash equivalents	$4,727,677	$10,368,213	$891,278
Restricted cash	28,314	-	-
Accounts receivables, net of allowances of $53,771, $46,259 and $41,050	3,530,937	3,037,667	2,603,078
Other receivable, net of allowances of $22,833, $9,146 and $29,207	993,293	1,117,277	122,732
Inventories, net of allowances of $0, $40,770 and $0	2,561,265	2,506,310	3,329,776
Prepaid expenses	1,002,494	83,912	39,702
Land use rights, current portion	18,847	-	-

Advances	18,981,755	18,536,460	5,904,885
Deferred tax asset	252,646	-	-
Deferred financing cost	-	18,686	184,846

Total current assets	32,097,228	35,668,525	13,076,297

Property, plant and equipment, net	3,734,552	3,698,981	2,580,385
Construction in progress, net	2,770,578	2,095,904	-
Livestock	659,584	107,441	-
Goodwill	278,372	278,291	278,787
Deferred financing cost	-	-	18,686
Advance	-	-	3,575,186
Deferred tax asset	-	-	9,402
Other assets	-	-	5,627
Land use rights	923,525	-	-

Total assets	$40,463,839	$41,849,142	$19,544,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$6,704,406	$6,468,497	$5,274,996
Accounts payable	662,120	1,268,253	1,466,745
Other payable and accrued expenses	1,257,185	1,387,105	212,922
Dividend payable	-	-	4,468,250
Advance from customers	141,136	56,350	3,589

Income and other tax payable	1,338,194	1,568,916	1,246,211
Accrued sales return	45,503	166,476	243,774
Due to related parties	5,312,801	5,311,472	977,950
Deferred tax liability	-	2,424	-
Long term loans - current portion	40,823	1,227,459	34,089

Total current liabilities	15,502,168	17,456,952	13,928,526

Long-term liabilities:
Long-term loans	17,009	-	839,558

Total liabilities	$15,519,177	$17,456,952	$14,768,084

Commitments and contingencies (Note 15)	-	-	-

PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	14,264,871	14,264,871	-

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 26,387,728 and 25,000,000 shares issued and outstanding, respectively	26,387	25,000	25,000
Additional paid in capital	4,721,337	3,234,224	3,228,244
Statutory surplus reserve fund	1,142,397	1,142,397	502,438
Retained earning	4,481,843	5,423,895	667,873
Accumulated other comprehensive income	307,827	301,803	352,731

Total stockholders’ equity	10,679,791	10,127,319	4,776,286

Total liabilities and stockholders' equity	$40,463,839	$41,849,142	$19,544,370

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Five months ended		Years
	March 31,		October 31,

	2010	2009	2009	2008
	(audited)	(unaudited)	(audited)	(audited)
Net Sales	$6,966,183	$9,283,420	$24,845,685	$21,791,268

Cost of goods sold	(2,369,642)	(2,892,709)	(8,025,009)	(7,600,454)

Gross profit	4,596,541	6,390,711	16,820,676	14,190,814

Operating expenses:
Sales and marketing expenses	(3,908,573)	(1,973,212)	(5,760,446)	(5,201,779)
General and administrative expenses	(1,318,077)	(685,843)	(1,972,190)	(1,107,333)

Total operating expenses	(5,226,650)	(2,659,055)	(7,732,636)	(6,309,112)

(Loss) income from continuing operations	(630,109)	3,731,656	9,088,040	7,881,702

Other income (expenses):
Merger costs	-	-	-	(3,456,784)

Interest income	8,250	2,902	11,993	7,826
Other income	-	-	26,522	40,537
Interest expenses	(221,549)	(359,014)	(706,750)	(591,707)
Amortization of deferred debt issuance cost	(91,227)	(333,160)	-	-
Accretion of debt discount and deferred financing cost	-	-	(572,747)	(76,460)
Liquidated damages	-	-	(140,000)	-
Warrant modification expense	(88,500)	-	-	-
Other income, net	12,237	2,394	(110,045)	(345,951)

(Loss) income before income tax	(1,010,898)	3,044,778	7,597,013	3,459,163

Income tax benefit (expense)	68,846	(869,614)	(2,201,032)	(1,633,946)

(Loss) income from continuing operations, net of tax	(942,052)	2,175,164	5,395,981	1,825,217

Other comprehensive income
Foreign currency translation adjustment	6,024	(44,791)	(50,928)	442,128

Net comprehensive (loss) income	$(936,028)	$2,130,373	5,345,053	2,267,345

Earnings per share of common stock
- Basic	(0.04)	0.09	0.22	0.08
- Diluted	(0.04)	0.09	0.22	0.05

Weighted average shares of common stock outstanding
- Basic	26,017,835	25,000,000	25,000,000	23,402,329
- Diluted	26,017,835	25,000,000	25,000,000	24,441,031

The accompanying notes are an integral part of these consolidated financial statement

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock			Statutory	Retained	Accumulated	Total
			Additional	Surplus	Earnings	Other	Stockholders’
			paid in	Reserve	/	Comprehensive	Equity
	Number of shares	Amount	capital	Fund	(Deficit)	Income (Loss)	(Deficit)
Balance at October 31, 2007	22,325,000	$22,325	$3,684,764	$-	$(654,906)	$(89,397)	$2,962,786
Issue of common stock at merger	1,000,198	1,000	(977)	-	-	-	23
Cancellation of common stock	(325,198)	(325)	(536,042)	-	-	-	(536,367)
Issuance of common stock for finder's fee as offering costs	2,000,000	2,000	2,198,000	-	-	-	2,200,000
Issuance of Series A warrants with convertible notes	-	-	280,726	-	-	-	280,726
Issuance of Series B warrants for finder's fee	-	-	1,144,743	-	-	-	1,144,743
Issuance of Series C warrants for cancellation of common stock	-	-	86,367	-	-	-	86,367
Issuance of Series D warrants for placement agent	-	-	67,368	-	-	-	67,368
Issuance of Series E warrants for extension of note payable	-	-	233,547	-	-	-	233,547
Beneficial conversion feature on convertible note	-	-	304,800	-	-	-	304,800
Dividend declared	-	-	(4,235,052)	-	-	-	(4,235,052)

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock			Statutory		Accumulated	Total
			Additional	Surplus	Retained	Other	Stockholders’
			paid in	Reserve	Earnings /	Comprehensive	Equity
	Number of shares	Amount	capital	Fund	(Deficit)	Income (Loss)	(Deficit)
Net income for the year ended October 31, 2008	-	-	-	-	1,825,217	-	1,825,217
Transfer to statutory surplus reserve fund	-	-	-	502,438	(502,438)	-	-
Foreign currency translation	-	-	-	-	-	442,128	442,128
Balance at October 31, 2008	25,000,000	25,000	$3,228,244	$502,438	$667,873	$352,731	$4,776,286
Capital contribution from shareholder	-	-	5,980	-	-	-	5,980
Net income for the year ended October 31, 2009	-	-	-	-	5,395,981	-	5,395,981
Transfer to statutory surplus reserve fund	-	-	-	639,959	(639,959)	-	-
Foreign currency translation	-	-	-	-	-	(50,928)	(50,928)

Balance at October 31, 2009	25,000,000	25,000	3,234,224	1,142,397	5,423,895	301,803	10,127,319
Conversion of convertible notes and accued interest into 1,296,274 shares of common stock	1,296,274	1,296	1,398,704	-	-	-	1,400,000
Warrant modification expense	-	-	88,500	-	-	-	88,500

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock
						Accumulated
				Statutory	Retained	Other	Total
			Additional	Surplus	Earnings	Comprehensive	Stockholders’
			paid in	Reserve	/	Income	Equity
	Number of shares	Amount	capital	Fund	(Deficit)	(Loss)	(Deficit)
Cashless exercise of 110,000 Series D warrants into 78,432 shares of common stock	78,432	78	(78)	-	-	-	-
Cashless exercise of 17,363 Series A warrants into 13,022 shares of common stock	13,022	13	(13)	-	-	-	-
Net income for the five months ended March 31,2010	-	-	-	-	(942,052)	-	(942,052)
Foreign currency translation	-	-	-	-	-	6,024	6,024
Balance at March 31, 2010	26,387,728	$ 26,387	$ 4,721,337	$ 1,142,397	$ 4,481,843	$ 307,827	$ 10,679,791

The accompanying notes are as integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Five Months Ended		Years Ended
	March 31,		October 31,
	2010	2009	2009	2008
	(audited)	(unaudited)	(audited)	(audited)
Cash flow from operating activities

Net (loss) income	$(942,052)	$2,175,164	$5,395,981	$1,825,217
Adjustments to reconcile net income to net cash provided by operating activities:
Net foreign currency transaction loss	337	-	15,743	196,439
Depreciation of property, plant and equipment	195,151	143,189	348,561	271,000
Depreciation of livestock	11,600	1,449	6,126	-
Amortization of deferred financing cost	18,686	-	184,846	180,841
Disposal of property, plant and equipment	6,144	-
Allowance of bad debts-
Accounts receivable	7,498	-	5,263	(92,193)
Allowance of bad debts-Other receivable	13,684	-	(20,078)	(104,438)
Sales return allowance	(121,025)	107,544	(77,770)	82,918
Warrant modification expense	88,500	-
Merger costs from issuance of warrants and common stock			-	3,359,291
Accretion of debt discount	72,541	-	387,901	125,084

(Increase) decrease in operating assets, net of effect of acquisition:
Restricted cash	(28,314)	-	396	728,670
Accounts receivables	(499,891)	(632,746)	(443,691)	40,242
Other receivables	110,629	(319,671)	(974,786)	1,050,228
Inventories	(54,224)	554,803	816,331	(1,113,093)
Prepaid expenses	(918,577)	(3,394)	(44,199)	(39,677)
Advances	(875,434)	374,074	(340,452)	(362,858)
Other assets			(4,078)	-
Deferred tax asset and current assets	(255,075)	176,258	15,888	(8,953)

Increase (decrease) in operating liability, net of effect of acquisition:
Accounts payable	(606,517)	(288,104)	(194,617)	(1,300,891)
Bills payable			-	(688,713)
Advance from customers	84,769	(3,576)	52,713	(129,222)
Income and other tax payable	(231,178)	230,797	324,290	54,829
Other payable and accrued expenses	25,889	770,114	1,080,475	(258,167)
Net cash (used in) provided by operating activities	(3,896,858)	3,285,901	6,534,843	3,816,554
Cash flows from investing activities
Purchase of equipment	(235,785)	(180,776)	(1,465,876)	(183,019)
Advance for construction of office building			-	(1,966,551)
Advance for construction of factory and warehouse	-	(3,795,704)	(6,462,478)	(2,928,200)
Advance for acquisition of land use rights	-	(145,989)	(145,940)	-
Advance for purchase of equipment	(208,980)	-	(2,091,053)	-
Construction in progress	(175,828)	5,607	(2,120,196)	-
Cash acquired from Ardmore			-	23
Cash acquired in subsidiary			-	40,504
Purchase and breeding of livestock	(563,723)	(75,487)	(114,939)	-
Purchase of subsidiary			-	(621,284)
Acquisition of land use right	(796,106)	-	-	-
Net cash used in investing activities	(1,980,422)	(4,192,349)	(12,400,482)	(5,658,527)
Cash flows from financing activities
Proceeds from short term loans	2,925,705	2,232,020	6,681,198	5,440,619
Repayment of short term loans	(2,691,648)	(729,943)	(5,433,460)	(3,619,991)
Proceeds from long term loans	61,235	167,579	-	-
Repayment of long term loans	(3,402)	(14,473)	(33,999)	(33,141)
Repayment to minority stockholders			-	(1,257)
Repayment of convertible debt and accrued interest	(56,000)	-
Net proceeds from private placement			-	1,001,993

Net proceeds from issuance of Series A preferred stock			14,264,871	-
Dividend paid to previous stockholders of Tianjin Yayi			(2,550,504)	-
Capital contribution from shareholders		-	5,979	-
Due (from) to related parties	(23)	(6,336)	2,426,005	(400,850)
Net cash provided by financing activities	235,867	1,648,847	15,360,090	2,387,373
Effect of exchange rate changes in cash	878	(2,110)	(17,516)	89,561
Net (decrease) increase in cash and cash equivalents	(5,640,536)	740,289	9,476,935	634,961

Cash and cash equivalents, beginning of period	10,368,213	891,278	891,278	256,317

Cash and cash equivalents, end of period	$4,727,677	$1,631,567	$10,368,213	$891,278

Supplemental disclosure of cash flow information
Cash paid during the period

Interest paid	$242,458	$316,883	$604,633	$310,926

Income tax paid	$372,528	$421,461	$2,050,646	$1,586,394

Supplemental disclosure of non-cash financing and investing activities;	$-	$-	$-	$-
Repayment of short-term loan from Tianjin Mengyang offset against advances	$-	$-	$877,508	$-
Dividend payable	$-	$-	$-	$4,235,052
Settlement of dividend payable	$-	$-	$1,916,669	$-

Rental deposit applied as advance to construction of factory and warehouse	$-	$-	$-	$644,790

Note payable to Tryant for cancellation of common stock	$-	$-	$-	$250,000

Issuance of Series C warrants for cancellation of common stock	$-	$-	$-	$86,367

Issuance of Series A warrants with convertible notes	$-	$-	$-	$280,726

				3,344,743

Issuance of common stock and Series B warrants for finder's fee		$-		$-	$-	$-

Beneficial conversion feature of convertible notes		$-		$-	$-	$304,800

Deferred financing cost from issuance of Series D warrants		$-		$-	$-	$52,820

Proceeds from convertible note applied to deferred financing cost	$		$		$-	$98,007

Deferred financing costs from issuance of Series E warrants to Allied Merit for extension of note payable		$-		$-	$-	$233,547

Non-cash exercise of 127,363 warrants into common stock		$91		$-	$-	$-

Conversion of convertible note plus accrued interest into common stock		$1,400,000		$-	$-	$-

Transfer from advances to land use rights		$146,285		$-	$-	$-
Transfer from advances to construction in progress		$269,124		$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

1. Organization and Nature of Business

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

On January 15, 2008, Charleston acquired Tianjin Yayi and its wholly-owned subsidiary, Weinan Milkgoat Production Co., Limited (“Weinan Milkgoat”). Under the terms of the merger agreement, all stockholders of Tianjin Yayi are entitled to receive a dividend from Charleston in the amount of RMB30,500,000 (equivalent to $4,461,608) for all of the shares of Tianjin Yayi. Since the ownership of Charleston and Tianjin Yayi are substantially the same, the merger was accounted for as a transaction between entities under common control, whereby Charleston recognized the assets and liabilities of Tianjin Yayi transferred at their carrying amounts.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

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

On August 18, 2009, Tianjin Yayi was granted approval from Tianjin Municipal People’s Government to increase its registered capital by $8,792,000 (RMB 60,000,000), from RMB30,000,000 to RMB 90,000,000. The capital verification process has been completed. Tianjin Yayi was granted approval from Tianjin Municipal Government to increase its registered capital by $1,170,258 (RMB8,000,000) to $14,335,659 (RMB98,000,000), which amount was injected in February, 2010.

Weinan Milkgoat Production Co., Limited

Weinan Milkgoat was established on December 8, 2006. Tianjin Yayi invested $292,564(equivalent to RMB 2,000,000) in Weinan Milkgoat and owned a 99.5% interest in Weinan Milkgoat. Liu Li, a major shareholder of Tianjin Yayi owned the remaining interest of 0.5% amounting to $1,463 (equivalent to RMB 10,000). Weinan Milkgoat engages in processing and distribution of goat milk.

On December 6, 2007, Tianjin Yayi increased its investment in Weinan Milkgoat amounting to $437,384 (RMB 2,990,000) while Liu Li transferred her 0.5% interest in Weinan Milkgoat to Tianjin Yayi. As a result, Tianjin Yayi owns 100% shares of Weinan Milkgoat with a registered capital of $731,411(RMB 5,000,000).

Fuping Milkgoat Dairy Co., Ltd. (formerly Fuping Dongyang Dairy Co., Ltd.)

Fuping Milkgoat’s principal activity is to purchase raw liquid goat milk and process it into raw goat milk powder. On August 8, 2008, Tianjin Yayi acquired Fuping Milkgoat Dairy Co., Ltd. (“Fuping Milkgoat”) for $620,360 (RMB 4,240,846). As a result, Tianjin Yayi owns 100% shares of Fuping Dongyang with a registered capital of $731,411 (RMB 5,000,000).

The acquisition of Fuping Milkgoat was accounted for under the purchase method of accounting. In accordance with this method, the results of Fuping Milkgoat have been included in the Company’s consolidated financial statements from the date of acquisition, August 8, 2008.

The following unaudited pro forma financial information presents the consolidated results of the Company as though the acquisition of Fuping Milkgoat was completed as at the beginning of year ended October 31, 2008:

2008
Net sales	21,791,268
Net income	1,806,575
Earnings per share - basic	0.08
Earnings per share - diluted	0.05

Shaanxi Milkgoat Dairy Co., Ltd

On September 9, 2009, Tianjin Yayi formed a wholly-owned subsidiary company, Shaanxi Milkgoat Dairy Co., Ltd (“Shaanxi Milkgoat”), and has obtained the business license from the Industrial and Commercial Bureau of Weinan City, Shaanxi Province with a registered capital of $731,411 (RMB5,000,000). Shaanxi Milkgoat’s principal activity is to purchase raw liquid goat milk and processing it into raw goat milk power. Shaanxi Milkgoat increased its registered capital by $3,657,056 (RMB25,000,000) to $4,388,467 (RMB30,000,000) in 2010. 50% of it, $1,828,528 (RMB12,500,000) has been injected in February, 2010 and the balance of it $1,828,528 (RMB12,500,000) has been injected in March, 2010.

Change in Fiscal Year End

In March 2010, the Company has changed its fiscal year from October 31 to March 31.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

2. Summary of Significant Accounting Policies

The principal activities of Yayi International and all of its subsidiaries (collectively, the “Company”) consist of manufacturing and selling of goat milk powder. All activities of the Company are conducted principally by its subsidiaries Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat operating in the PRC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

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

Land use rights– Land use rights are stated at cost less accumulated amortization. Amortization is charged using the straight-line method over the period of lease term.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

2. Summary of Significant Accounting Policies - Continued

Research and development - Research and development costs are expensed as incurred. Research and development expenses amounted to $40,898 and $57,558 for the five months ended March 31, 2010 and 2009, respectively,$150,101 and $111,309 for the year ended October 31, 2009 and 2008, respectively.

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of March 31, 2010, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $2,727,631 and $1,046,940 for the five months ended March 31, 2010 and 2009, respectively. As of October 31, 2009, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $1,956,512 and $1,723,569 for the year ended October 31, 2009 and 2008, respectively.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48(“FIN 48”), “Accounting for Uncertainty in Income Taxes”, (codified in FASB Accounting Standards Codification (“ASC”) 740), as of January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with the recognition standards established by FIN 48. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. The Company did not recognize any interest or penalties related to unrecognized tax benefits for 5 months ended March 31, 2010 and 2009, and year ended October 31, 2009 and 2008. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

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

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in other selling, general and administrative expenses. During the five months ended March 31, 2010 and 2009, shipping and handling costs were $137,942 and $89,011, respectively.During the year ended October 31, 2009 and 2008, shipping and handling costs were $504,353 and $346,796, respectively.

Slotting fees - The Company accounts for slotting fees in accordance with ASC 605-50. ASC 605-50 requires that cash considerations, including sales incentives, given by a vendor to a customer is presumed to be a reduction of the selling price, and therefore, should be characterized as a reduction to gross sales. This presumption is overcome and the consideration would be characterized as an expense incurred if the vendor receives an identifiable benefit in exchange for the consideration and the fair value of that identifiable benefit can be reasonably estimated. Furthermore, if the consideration recorded is in excess of gross sale of any retailer, the amount in excess will be recorded as selling expense.

The Company treats one-time slotting fees paid to retails shops who are direct customers of the Company’s distributors as a reduction in gross sales. The Company pays the fees upon signing of contract with the distributors and records them as prepayment. These fees are amortized over a twelve months period. The amortized amount is taken as a reduction against revenue.

Slotting fees of $151,619 and $0 were recorded as a reduction of sales revenue for the five months ended March 31, 2010 and 2009. During the year ended October 31, 2009 and 2008, there were no slotting fees incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

2. Summary of Significant Accounting Policies - Continued

Recently Adopted Accounting Pronouncements

Subsequent Events

In May 2009, the FASB issued FASB ASC 855-10 on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, management of a reporting entity is required to evaluate subsequent events through the date that financial statements are issued. FASB ASC 855-10 was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. The Company adopted this standard in the quarter ended July 31, 2009. Subsequent events have been evaluated through the date the consolidated financial statements were issued.

Fair Value Measurement

In September 2006, the FASB issued FASB ASC 820 related to fair value measurements. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB ASC 820-10 which delayed the effective date of the fair value measurements and disclosures for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, "Measuring Liabilities at Fair Value" in relation to the fair value measurement of liabilities. The Company adopted the applicable portions of the provisions of the new standards as of November 1, 2008, and adopted the provision related to the nonfinancial assets and nonfinancial liabilities on November 1, 2009. The adoption of this standard for financial and nonfinancial assets and financial and nonfinancial liabilities did not have a material impact on its consolidated financial statements.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

2. Summary of Significant Accounting Policies - Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

2. Summary of Significant Accounting Policies - Continued

Business Combination

In December 2007, the FASB issued FASB ASC 805 which related to business combinations. FASB ASC 805 expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued FASB ASC 805 which clarified the accounting for pre-acquisition contingencies. This standard is effective for the Company beginning November 1, 2009 and will change the accounting for business combinations on a prospective basis. The Company did not have any business combination during the period ended March 31, 2010; therefore the adoption of this standard had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Own-Share Lending Arrangements in Contemplation of Convertible Debt issuance or Other Financing

In October 2009, the FASB issued FASB ASC 470-20 update to address equity-classified share lending arrangements on an entity’s own shares, when executed in contemplation of a convertible debt offering or other financing. This accounting update addresses how to account for the share-lending arrangement and the effect, if any, that the loaned shares have on earnings-per-share calculations. The share lending arrangement is required to be measured at fair value and recognized as an issuance cost associated with the convertible debt offering or other financing. Earnings-per-share calculations would not be affected by the loaned shares unless the share borrower defaults on the arrangement and does not return the shares. If counterparty default is probable, the share lender is required to recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries. FASB ASC 470-20 is effective for share lending agreements entered into after June 15, 2009, and effective for fiscal years and interim periods within those years beginning on or after December 15, 2009 for all other outstanding arrangements, with retrospective application to those arrangements on the effective date. This standard was adopted on February 1, 2010 and did not have a material impact on the Company’s Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

3. Other Receivables

	March 31,	October 31,	October 31,
	2010	2009	2008

Advance to staff	$28,542	$79,097	$42,196
Advance to branch manager	395,123	365,502	-
Due from a unrelated party	585,129	-	37,940
Prepayment	-	660,970	71,803
Sundry	7,331	20,854	-

	1,016,126	1,126,423	151,939
Less: allowance for bad debts	(22,833)	(9,146)	(29,207)
	$993,293	$1,117,277	$122,732

At March 31, 2010 and October 31, 2009, advance to branch manager is the operating and marketing fund for sales offices.

The amount due from unrelated parties is interest-free, unsecured and has no stated terms of repayment.

4. Inventories

Inventories consist of:

	March 31,	October 31,	October 31,
	2010	2009	2008

Raw materials	$1,678,207	$1,795,275	$1,852,213
Packaging	289,188	370,920	446,031
Finished goods	593,870	381,885	1,031,532
	2,561,265	2,548,080	3,329,776
Less: allowance	-	(41,770)	-
	$2,561,265	$2,506,310 $	$3,329,776

As of March 31, 2010 and October 31, 2008, there was no allowance made for obsolete or slow moving inventory.

There was allowance made for obsolete or slow moving inventory of $41,770 as of October 31, 2009.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

5. Advances

Advances consist of:

	March 31,	October 31,	October 31,
	2010	2009	2008
Advances to Tianjin Mengyang Biological Development Co., Ltd
("Tianjin Menyang"), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 15)	$4,179,284	$4,178,061	$4,185,505
- purchase of factory and warehouse (Note 15)	11,042,041	11,038,812	3,575,186
- advances for renovation of office building (Note 15)	342,300	342,200	342,810
-short term loan	-	-	1,001,1850
Advanced payment to other suppliers	1,165,620	739,587	229,185
Advanced payment for construction in progress (Note 15)	331,696	350,975	-

Advanced payment for purchasing machinery and equipment (Note 15)	1,920,814	1,740,586	-
Advanced payment for acquisition of land use rights	-	146,239	146,200
	$18,981,755	$18,536,460	$9,480,071

Less: Long-term portion - purchase of factory and warehouse	-	-	(3,575,186)

	$18,981,755	$18,536,460	$5,904,885

The construction of office building was postponed from the original estimated completion date of December 31, 2009 to September 2010 (Note 15).

The construction of factory and warehouse is estimated to be completed on September 2010 and trial production will commence thereafter (Note 15).

The construction in progress related to the construction and installation of central system pipelines is estimated to be completed in August 2010 (Note 15).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,	October 31,	October 31,
	2010	2009	2008
At cost:
Leasehold improvement	$68,924	$68,903	$69,026
			378,346
Plant and buildings	1,708,463	1,702,435
			2,303,599
Machinery	2,525,876	2,439,042
Furniture, fixtures and equipment	202,581	192,243	184,829
Motor vehicles	324,936	197,175	197,526

	4,830,780	4,599,798	3,133,326

Less: accumulated depreciation and amortization	(1,096,228)	(900,817)	(552,941)

	$3,734,552	$3,698,981	$2,580,385

During the five months ended March 31, 2010, depreciation expenses amounted to $195,151, of which $165,485 and $29,666 was recorded as cost of sales and other selling, general and administrative expense, respectively.

During the five months ended March 31, 2009, depreciation expenses amounted to $143,189, of which $111,087 and $32,102 was recorded as cost of sales and other selling, general and administrative expense, respectively.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

7. Prepaid expenses

Prepaid expenses consist of:

	March 31,	October 31,	October 31,
	2010	2009	2008
Slotting fees	$880,971	$-	$-
Others	121,523	83,912	39,702
	$1,002,494	$83,912	$39,702

The prepaid expenses as of March 31, 2010 consist of one-time slotting fees paid to retails shops who are direct customers of the Company’s distributors. During the five months ended March 31, 2010, amortized amount of $151,619 was recorded as a reduction of sales revenue. During the year ended October 31, 2009 and 2008, there were no slotting fees incurred.

8. Land use rights

Land use rights consist of:

	March 31,		October 31,	October 31,
	2010		2009	2008
Land use rights	$942,372	$	- $	-
Less: accumulated amortization	-		-	-
	942,372		-	-
Less: current portion	18,847		-	-
Land use rights, net of current portion	$923,525	$	- $	-

The estimated aggregate amortization expenses for land use rights for the five succeeding years are as follows:

Year
2010	$18,847
2011	18,847
2012	18,847
2013	18,847
2014	18,847
Thereafter	848,137
$942,372

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

9. Short Term Loans

Short-term loans due within one year as of March 31, 2010 and October 31, 2009 ,2008 consist of the following:

				March 31,	October 31,	October 31,
				2010	2009	2008
		Collateral /	Interest Rate
Lender	Loan Period	Guarantee	per annum

Industrial & Commercial Bank of China	November 26, 2007 to November 12, 2008	-	8.0%	-	-	586,000
Rural Cooperative Bank of Tianjin	December 29, 2007 to December 27, 2008	-	9.0%	-	-	937,600
Tianjin Yinna Gonggong Hangdao Shujun Company Limited	September 24, 2008 to December 24, 2008	-	-	-	-	439,501
Tianjin City Commercial Bank	July 25, 2008 to July 24, 2009	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	9.7%	-	-	2,197,500
Allied Merit International Investment, Inc. (Note 14)	April 12, 2008 to July 31, 2009	Secured against 2,000,000 shares owned by Global Rock Stone Industrial Ltd.	8.0%	-	-	1,000,000
Industrial & Commercial Bank of China	November 14, 2008 to November 11, 2009	Guaranteed by the Medium and Small- Size Enterprise Credit Guarantee Center of Tianjin	8.0%	-	584,958	-

Rural Cooperative Bank of Tianjin	January 20, 2009 to January 19, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	-	643,454	-
Allied Merit International Investment, Inc.	November 5, 2007 to the completion of first round of fund raising after the reverse merger	-	-	121,705	121,705	114,395
Shanghai Pudong Development Bank	November 28, 2008 to November 28, 2009, it has been renewed and extended to December 14, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	7.3%	-	1,462,394
Rural Cooperative Bank of Tianjin	May 22, 2009 to May 21, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	1,462,822	1,462,394	-
Rural Cooperative Bank of Tianjin	July 3, 2009 to May 21, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	2,194,234	2,193,592	-
Shanghai Pudong Development Bank	December 14, 2009 to December 14, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	292,565	-	-
Shanghai Pudong Development Bank	December 14, 2009 to December 14, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	1,170,258	-	-

China Development Bank Co., Ltd.	December 25, 2009 to December 24, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,462,822	-	-
				6,704,406	6,468,497	5,274,996

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

9. Short Term Loans - Continued

Short-term loans from Industrial & Commercial Bank of China and Rural Cooperative Bank of Tianjin are guaranteed by third parties in which the Company paid a one-time guarantee fee based on 1.0% to 1.5% of the guaranteed amount. The guarantee fee was amortized in 12 months and included in other expense for the five months ended March 31, 2010 and 2009 was $29,861 and $28,431, for the years ended October 31, 2009 and 2008 was $72,621 and $30,154.

On November 14, 2008, the Company entered into a loan agreement with Industrial & Commercial Bank of China, for $584,958 (RMB4,000,000). The annual interest rate is 8.0% and was due on and paid off on November 11, 2009. The loan is guaranteed by the Medium and Small-Size Enterprise Credit Guarantee Center of Tianjin with a guarantee fee of 1% of the original loan amount and was amortized in 12 months.

On January 20, 2009, the Company entered into a loan agreement with Rural Cooperative Bank of Tianjin for $643,454 (RMB4,400,000). The annual interest rate is 6.4% and was due on and paid off on January 19, 2010.

On November 5, 2007, Charleston entered into a loan agreement with Allied Merit International Investment, Inc. (“Allied Merit”) for $114,395. The loan represents various professional expenses related to the merger paid by Allied Merit on behalf of Charleston, including the $50,000 paid to Tryant in January 2008 as discussed in Note 14. The loan incurs interest at 8% per annum and is due upon the first round of funds raised subsequent to the $1,300,000 fund raised upon listing on the U.S Over the Counter (“OTC”) market. Pursuant to the agreement, Allied Merit agreed to convert accrued interest into the Company’s common stock conversion rate of $2.00 per share. As of March 31, 2010, there was no conversion of accrued interest into the Company’s common stock. Pursuant to an agreement dated June 15, 2009, signed between Charleston and Allied Merit, Allied Merit agreed to waive the previously accrued interest on the loan. During the year ended October 31, 2009, Allied Merit lent an additional $78,877 to Charleston. As of March 31, 2010, the total amount owed to Allied Merit is $121,705.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

9. Short Term Loans - Continued

On November 28, 2008, the Company entered into a loan agreement with Shanghai Pudong Development Bank for $1,462,394 (RMB10,000,000). The annual interest rate is 7.3% and is due on and paid off on November 28, 2009. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee amortized in 12 months.

On May 22, 2009, the Company entered into a loan agreement with Rural Corporative Bank of Tianjin for $1,462,822 (RMB10,000,000). The annual interest rate is 6.4% and is due on May 21, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of $21,942 (RMB150,000) and was amortized in 12 months.

On July 3, 2009, the Company entered into two loan agreements with Rural Corporative Bank of Tianjin for $1,097,117 (RMB7,500,000) each with a total of $2,194,234 (RMB15,000,000). The annual interest rate is 6.4% and was due and repaid on May 21, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd with a guarantee fee of $21,942 (RMB150,000) and was amortized in 12 months.

On December 14, 2009, the Company entered into two loan agreements with Shanghai Pudong Development Bank for $292,565 (RMB2,000,000) and $1,170,258 (RMB8,000,000) with a total of $1,462,823 (RMB10,000,000). The annual interest rate is 6.4% and is due on December 14, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of $14,570 (RMB99,600) and was amortized in 12 months.

On December 25, 2009, the Company entered into a loan agreement with China Development Bank for $1,462,822 (RMB10,000,000). The annual interest rate is 5.8% and is due on December 24, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.

10. Due to Related Parties

	March 31,	October 31,	October 31,
	2010	2009	2008

Li Liu, a director of the Company, officer and principal shareholder	$3,394,534	$3,393,542	$977,950
Other shareholders	1,918,267	1,917,930	-

	$5,312,801	$5,311,472	$977,950

The amount due to Li Liu and other shareholders are unsecured with no stated interest or repayment terms.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

11. Long-Term Loans

As of March 31, 2010 and October 31, 2009, the Company has the following long-term loans:

	March 31,	October 31,	October 31,
	2010	2009	2008

Installment loan GMAC-SAIC Automotive Finance Company Limited, interest at 7.33% per annum, monthly principal and interest payment of $322 from July 15, 2005 to June 17, 2009	$-	$-	2,295
Installment loan from Daimler-Chrysler Automotive Finance Ltd, interest at 7.83% per annum, monthly principal and interest payment of $2,484 from September 30, 2007 to September 30, 2009	$-	$-	31,794
Convertible notes in principal amounts of $1,300,000, less debt discount of $365,886, interest at 8% per annum, due December 2009. These notes were either paid off or converted into common stock in December 2009 (Note 14)	$-	$1,227,459	839,558
Installment loan from Daimler-Chrysler Automotive Finance Ltd, interest free, monthly principal and interest payment of $3,402 from February 5, 2010 to August 5, 2011	57,832	-	-
	57,832	1,227,459	873,647
Less: current portion	(40,823)	(1,227,459)	(34,089)
Long-term loans, net of current portion	$17,009	$-	$839,558

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

11. Long-Term Loans - Continued

The convertible notes payable, net of debt discount consists of the following as of March 31, 2010 and October 31, 2009:

	March 31,	October 31,	October 31,
	2010	2009	2008

Convertible notes payable	$-	$1,300,000	$1,300,000
Less: Debt discount - Series A Warrants	-	(280,726)	(280,726)
Less: Debt discount - beneficial conversion feature	-	(304,800)	(304,800)
Accretion of debt discount - warrants and beneficial conversion feature	-	512,985	125,084
Convertible notes payable, net	$-	$1,227,459	$839,558

Accrued interest on the convertible notes payable as of March 31, 2010 was $0 and interest expense on the convertible notes for the five months ended March 31, 2010 was $9,829. These notes have been converted into common shares on December 6, 2009 (Note 14).

Accrued interest on the convertible notes payable as of October 31, 2009 was $146,170 and interest expense on the convertible notes for the year ended October 31, 2009 was $104,001

Accrued interest on the convertible notes payable as of October 31, 2008 and interest expense for the year ended October 31, 2008 was $42,179.

12. Income and Other Tax Payables

Income and other tax payables consist of the following:

	March 31,	October 31,	October 31,
	2010	2009	2008

Income tax payable	$17,585	$207,510	$65,075
Value added tax payable	1,295,321	1,320,149	1,157,293
Individual income withholding tax payable	316	680	-
Other tax payables	24,972	40,577	23,843
	$1,338,194	$1,568,916	$1,246,211

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

13. Income Tax

The enterprise income tax is reported on a separate entity basis.

United States

The Company was incorporated in Delaware and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the five months ended March 31, 2010. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset.

BVI

Charleston was organized in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are subject to PRC income tax. Income tax (benefit) expense for the five months ended March 31, 2010 and 2009 were ($68,846) and $869,614, respectively. Income tax expense for the year ended October 31, 2009 and 2008 were $2,201,032 and $1,633,946, respectively.

Effective January 1, 2008, the statutory PRC tax rate is 25%. Therefore, the statutory PRC rate for the five months ended March 31, 2010 and 2009 was 25% fpr the year ended October 31, 2009 was 25%, and for the year ended October 31, 2008 was 26.3%.

The income tax provision consists of the following:

	Five months ended March 31,		Year ended March 31,
	2010	2009	2009	2008

Current	$(155,700)	$1,090,628	$2,189,207	$1,643,348
Deferred - current	(252,646)	(17,514)	(455,475)	(1,728,502)
Deferred - non-current	-	-
Change in valuation allowance	339,500	(203,500)	467,300	1,719,100
	$(68,846)	$869,614	$2,201,032	$1,633,946

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

13. Income Tax - Continued

The following is a reconciliation of the tax derived by applying the PRC Statutory Rate to the earnings before income taxes, and comparing that to the recorded income tax provision (benefit):

	Five months ended			Year ended
	March 31			October 31,
	2010		2009	2009	2008

Tax provision (benefit) at PRC statutory rate	(25.0%	)	25.0%	25.0%	26.3%
Tax exemption	-		-	-	-5.0%
Permanent differences	-		0.1%	1.7%	-
Unrecognized tax benefit of current year losses	1.0%		-	-	-
Parent company's expenses not subject to PRC tax	17.0%		3.5%	2.3%	2.3%

Effective tax rate	(7%	)	28.6%	29.0%	23.6%

The components of the deferred tax assets and deferred tax liability are as follows:

	March 31,	October 31,	October 31
	2010	2009	2008

Deferred tax asset for NOL carryforwards - China	173,000	99,700	55,700

Deferred tax asset for NOL carryforwards - US	1,618,300	1,374,000	1,104,000

Warrant expense	743,200	721,300	568,000

Temporary difference from advertisement	232,236	-	-

Temporary difference from intercompany sales profit	1,259	1,258	-

Temporary difference from allowance for doubtful accounts receivable	19,151	-	9,402
	2,787,146	2,196,258	1,737,102
	-
Valuation allowance	(2,534,500)	(2,195,000)	(1,727,700)

Total deferred tax assets	252,646	1,258	9,402

Allowance for doubtful accounts receivable	-	3,682	-
Total deferred tax liability	-	3,682	-

Net deferred tax assets (liability)	252,646	(2,424)	9,402

Deferred income taxes have been classified in the consolidated balance sheets as of March 31, 2010 and October 31, 2009 as follows:

	March 31,	October 31,	October 31,
	2010	2009	2008
Current assets	$252,646	$-
Current liability	-	(2,424)
Noncurrent assets	-	-	9,402
Net deferred tax assets (liability)	$252,646	$(2,424)	9,402

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

13. Income Tax – Continued

The valuation allowance for deferred tax assets as of March 31,2010 and October 31,2009 and 2008 was $2,534,500 , $2,195,000 and $1,727,700. The change in total allowance for the five months ended March 31,2010 and during the years ended October 31,2009 and 2008 was an increase of $339,500.,an increase of $467,300 and an increase of $1,719,100 respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At March 31, 2010, the Company had net operating loss carry forwards for United States Federal and State income tax purposes of approximately $3,946,670 (the “NOL carry forwards-US”), which were available to offset future US taxable income, if any, through 2029. At March 31, 2010, the Company had net operating loss carry forwards, associated with its subsidiaries Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat, for PRC income tax purposes of approximately $173,040 (the “NOL carry forwards – China”), which are available to offset future PRC taxable income, if any, until it is fully offset against future taxable income subject to the approval of the Chinese tax authority. Based upon the uncertainty of future US taxable income, the limited operating histories of its subsidiaries, Weinan Milkgoat, Fuping Milkgoat, and Shaanxi Milkgoat, and these subsidiaries’ losses incurred to date, management has fully reserved the deferred tax asset associated with the warrant expense and NOL carry forwards for US and PRC income tax purposes.

The company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48(“FIN 48”), “Accounting for Uncertainty in Income Taxes”, (codified in FASB) Accounting Standards Codification (“ASC”) 740), as of January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with the recognition standards established by FIN 48. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. The company did not recognize any interest or penalties related to unrecognized tax benefits in year March 31, 2010 and October 31, 2009. The company had no uncertain positions that would necessitate recording of tax related liability. The company is subject to examination by the respective tax authorities.

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
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

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

The convertible notes are being accreted to their maturity value of $1,300,000 using the interest method and an effective monthly rate of 5.22% . The discount on the convertible notes was fully accreted on December 6, 2009.

On December 6, 2009, $1,250,000 of the convertible notes plus accrued interest of $150,000 were converted to 1,296,274 shares of common stock. $50,000 of the convertible notes plus accrued interest of $6,000 were paid off in cash on maturity date. (Note11)

Pursuant to a registration rights agreement with the purchasers of these units, Ardmore agreed to register the resale of the shares of common stock underlying the notes and Series A Warrants. Generally, if Ardmore fails, subject to specified exceptions, to comply with certain of its obligations under this agreement, Ardmore may be required to pay the investors, as of the date of such failure and each monthly anniversary of such failure, partial liquidated damages equal to 1.5% of the purchase price paid by them for any unregistered securities held by them that are required to be registered; provided, however , that (i) Ardmore will not be liable for liquidated damages in excess of 1.5% of the aggregate purchase price in any 30 day period and (ii) the maximum amount payable to each purchaser shall not exceed 20% of their purchase price. Ardmore did not file a registration statement by July 21, 2008, as required by the agreement. On November 24, 2009, the Company and Investors entered into a Settlement Agreement (the "Settlement Agreement") to settle the Company’s obligations under the promissory notes, the Series A Warrants and the Registration Rights Agreement.

As of March 31,2010, cashless exercise of 17,363 of series A Warrants were converted to 13,022 shares of common stock.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

14. Merger and Offering – Continued

Settlement of Registration Rights Agreement

On November 24, 2009, the Company and Investors entered into a Settlement Agreement (the "Settlement Agreement") to settle the Company’s obligations under the aforementioned Registration Rights Agreement for failure to file a registration statement in accordance with the terms of the Registration Rights Agreement. Pursuant to the Settlement Agreement, each Investor is entitled to convert the entire principal amount of and accrued interest on all of the Notes it holds into the Company’s common stock at a conversion price of $1.08 per share. In addition, the Company adjusted the Series A and Series D warrant exercise price to $0.98 per share. In December 2009, the Company paid to the Investors liquidated damages in the aggregate amount equal to $140,000, which was accrued as of October 31, 2009, through Wellfleet Partners, Inc., the representative of the Investors for pro rata distribution to the Investors. The fair value of the reduction in Series A and Series D warrant exercise price totaled $88,500 was recorded as a penalty for the five months ended March 31, 2010.

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

For the five months ended March 31, 2010 and 2009, amortization of debt issuance costs and accretion of debt discount from the warrants and embedded derivatives issued in respect of the merger on June 6, 2008 (“merger”) totaled $91,227 and $118,913, respectively.

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

As of March 31, 2010, cashless exercise of 110,000 warrants were converted to 78,432 shares of common stock.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

14. Merger and Offering – Continued

The following table summarizes all of the Company’s warrant outstanding as of March 31, 2010.

	Shares outstanding	Fair Value

Warrants outstanding respect of the merger:
Series A Warrants	584,537	459,388
Series B Warrants	2,148,148	1,144,743
Series C Warrants	185,185	86,367
Series D Warrants	34,448	27,073
	2,952,318	1,717,571
Warrants outstanding for extension of maturity date of loan from Allied Merit:
Series E Warrants	250,000	233,547
	3,202,318	1,951,118

			Exercise Price
	Option	Vested	per Common
	Shares	Shares	Stock Range

Balance, October 31, 2007	-	-	-
Granted or vested during the year ended October 31, 2008	3,329,681	3,329,681	$1.08 - $1.15
Balance October 31, 2008	3,329,681	3,329,681	$1.08 - $1.15
Granted or vested during the year ended October 31, 2009	-	-	-
Balance, October 31, 2009	3,329,681	3,329,681	$1.08-$1.35
Granted or vested during the 5 months ended March 31, 2010	-	-	-
Exercised during the 5 months ended March 31, 2010	(127,363)	(127,363)	$0.98
Expired during the 5 months ended March 31, 2010	-	-	-
Balance, March 31, 2010	3,202,318	3,202,318	$0.98-$1.35

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

14. Merger and Offering – Continued

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Exercise Price of
Range of	Currently Exercisable	Remaining	Warrants
Exercise Prices	at March 31, 2010	Contractual Life (Years)	Currently Exercisable

$0.98-1.35	3,202,318	1.19	$1.08

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

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

As of March 31, 2010, the Company was obligated under operating leases requiring minimum rentals as follows:

2011	81,918
2012	81,918
2013	84,356
2014	84,844
2015	84,844
Thereafter	98,984
$516,864

For the five months ended March 31, 2010 and 2009, rent expense amounted to $111,058 and $80,056 respectively.

For the years ended October 31, 2009 and 2008, rent expense amounted to $213,914 and $221,989 respectively.

Purchase of Office Building

On January 15, 2007, the Company signed a sales and purchase agreement with Tianjin Mengyang to buy a four-story office building of an approximate construction area of 7,800 square meters situated at Jinghai Industrial Park for a total consideration of $ 4,335,806 (equivalent to RMB29,640,000). Tianjin Mengyang is responsible for renovation of the building. As of July 31, 2009, the Company had advanced a total of $4,179,284 (equivalent to RMB 28,570,000) to Tianjin Mengyang in connection with this agreement. There is a 3% penalty payable to Tianjin Mengyang for funds not paid by the Company according to schedule and a 3% penalty payable to the Company by Tianjin Mengyang on the uncompleted portion of the total consideration if the project is not completed and handed over to the Company for use by September 30, 2008. Due to the 2008 Beijing Olympics, the Tianjin city government temporarily discontinued all existing construction projects; therefore, the estimated completion date of project has been postponed to December 31, 2009. It was agreed between both parties in a supplementary agreement signed on October 12, 2008 that no penalty would be charged to each other for this delay. Due to the freezing weather, the estimated completion date is further delayed to September 2010. 50% of the remaining balance, $78,261 (RMB535,000) is due upon receiving the certificate of house property.

The Company also advanced $342,300 (equivalent to RMB2,340,000) to Tianjin Mengyang for interior renovation of the building. The remaining $342,300 is to be paid upon inspection of the completed renovation project. If the remaining balance is not paid upon completion of the project, Tianjin Mengyang will accrue interest on the remaining balance at the PRC prime interbank rate of 6.03% per annum for a 3 month loan.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

15. Commitments and Contingencies – Continued

Purchase of Factory & Warehouse

On January 15, 2007, the Company signed a factory and warehouse leasing agreement with Tianjin Mengyang to rent a total gross area of 30,165 square meters for an annual rent of $1,288,480 (RMB8,808,180) for 21 years from September 1, 2008 to August 31, 2029. A half-year deposit of $644,227 (RMB4,404,000) was paid as of April 30, 2008. The property is to be located in Jinghai Industrial Park and Tianjin Mengyang is responsible for its construction.

On September 26, 2008, the Company signed a new factory transfer agreement with Tianjin Mengyang that cancelled the factory and warehouse leasing agreement signed on January 15, 2007. The new agreement is to purchase three warehouses and a factory of an approximate construction area of 30,165 square meters situated at Jinghai Economic Park for a total consideration of $13,237,811 (RMB90,495,000). The rental deposit of $644,227 (RMB4,404,000), paid with respect to the factory and warehouse leasing agreement signed on January 15, 2007, was used to partially offset the total consideration. As of December 31, 2008, the Company paid a total of $6,495,516 (RMB44,404,000) after including the amount of $644,227 (RMB4,404,000) paid originally as deposit for lease.

On January 20, 2009, the Company signed a supplemental agreement with Tianjin Mengyang to postpone the construction completion date to December 31, 2009. Under this supplement agreement, a monthly payment of $438,847 (RMB3,000,000) is due at the end of each month from January 2009 to November 2009, totaling $4,827,314 (RMB33,000,000). Total payment made as of March 31, 2010 totaled $11,042,042 (RMB75,484,500). $877,694 (RMB6,000,000) of the payment was paid via an offset with the short term loan due from Tianjin Mengyang. The remaining balance of $2,195,770 (RMB15,010,500) is scheduled to be paid progressively from July 2010.

On June 12, 2009, the Company signed a supplemental agreement with Tianjin Mengyang which the remaining balance for purchase of office building, factory and warehouse is $4,704,584 (RMB32,161,000). As of March 31, 2010, 50% of this remaining balance, $2,352,292 (RMB16,080,500) has been paid on the completion of the main framework of the construction. 25% of the remaining balance, $1,176,146 (RMB8,040,250) is due upon satisfactory inspection of the construction and transfer of title (on or before July 31, 2010). The remaining 25% of the balance, $1,176,146 (RMB8,040,250) is due upon receiving the certificate of ownership (on or before September 2010).

The Company received the main body construction verification report. The total verified area of the office building, factory and warehouse is 39,142 square meters which is 1,177 square meters more than the area stated in the supplemental agreement (37,965 square meters). According to the supplemental agreement, the Company committed to pay more on the additional area built. This resulted in an increase in the costs by $419,486 (RMB2,867,650).

Purchase of Machinery & Equipment

During the year ended March 31, 2010, the Company signed two contracts for purchasing machinery and equipment to expand its goat milk powder production lines and liquid goat milk production line, with the total amount of $$3,415,544(RMB23,349,000). $1,858,121 (RMB12,702,300) has been paid as of March 31, 2010. The remaining balance of $1,557,423(RMB10,646,700) will be paid progressively. The machinery and equipment is expected to be delivered and inspected by August 2010 and final payment of 5% is to be paid within 6 months after approval of final inspection of equipment received.

Since the period ended March 31, 2010, the Company has adopted a new marketing strategy and will not produce the liquid goat milk within three years. Now the Company is negotiating with one of its liquid goat milk equipment suppliers to terminate one of the contracts for purchasing machinery and equipment. As of March 31, 2010, this equipment supplier has delivered machinery and equipment to the Company amounting to $248,680 (RMB1,700,000), and the Company has advanced $770,834 (RMB5,269,500) to the supplier for equipment purchase. The Company has negotiated with this supplier regarding termination of the contract and transferring the $770,834 to the Company’s other construction project. The Company is still in negotiation stage with the supplier for the potential compensation with approximately 1% of the $770,834 (RMB5,269,500) advance to the supplier, which is approximately $7,708 (RMB52,695).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

15. Commitments and Contingencies – Continued

Construction in progress of goat farm facilities

As of March 31, 2010 the Company has agreements with two construction companies, Zhuangli Construction Team (“Zhuangli”) and Fupin County Qinzheng Construction Engineering Corporation (“Qinzheng”) for the construction of farm facilities with the total amount of $2,524,831 (RMB17,260,000). On September 2009, the company signed an supplementary agreement with Qinzheng for reducing the total amount of costs by $277,936 (RMB1,900,000) due to the changes of construction location. As of March 31, 2010, Qinzheng refunded $277,936 (RMB1,900,000) to the Company, and the Company has paid $1,749,828 (RMB11,962,000) to these two construction. The remaining balance of $497,067 (RMB3,398,000) will be paid progressively from September 2010. The final payment of 25% of Zhuangli is due one year after the construction is approved and accepted. The remaining balance for the construction by Qinzheng will be paid progressively and final payment of 10% is due one year after the construction is approved and accepted. Due to the changes of some construction location, the completion date was postponed to October 2010.

The Company signed an agreement with Zhuangli for the construction of goat milking stations with the total amount of $482,731 (RMB3,300,000). $459,326 (RMB3,140,000) has been paid as of March 31, 2010. The remaining balance of $23,405 (RMB160,000) is due one year after the construction is approved and accepted. Due to the low milk production season, the Company decided to postpone the date for installing equipment to October 2010.

Purchase of Raw Material

The Company has written agreements with 18 village committees for the purchase of goat milk and goat placenta to ensure the steady supply of its raw material.

The details of agreements are listed as follows and the Company is obligated under the purchase agreement requiring minimum purchases as follows:

Tons
2010	1,456
2011	2,184
2012	3,280
2013	3,608
2014	3,969
Thereafter	-
14,497

The price for the goat milk and goat placenta is determined by the market. As of March 31, 2010, the market price for the goat milk and goat placenta is $483 per ton (equivalent to RMB3,300 per ton).

Purchase of Goat Milk Powder

In August 2009, the Company entered into contracts with 3 suppliers for purchase of a total of 420 ton goat milk powder. Total purchase commitment is $1,437,662 (RMB9,828,000). As of March 31, 2010, the Company has prepaid $575,065 (RMB3,931,200) of the contract amount in which $308,070 (RMB2,106,000) of powder was received during the 5 months ended March 31, 2010; the remaining contract amount of $862,597 (RMB5,896,800) will be paid upon delivery of the goat milk powder.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

15. Commitments and Contingencies – Continued

Land Use Rights Agreement

On July 25, 2008, the Company entered into an agreement with the Government of the Linwei District of Weinan City (“Government”) pursuant to which the Company is to build a 30,000 square meter goat milk processing facility in one of the Government’s industrial parks. The construction project is estimated to cost approximately $19,016,691 (RMB130,000,000), which includes fixed assets investment of approximately $11,702,579 (RMB80,000,000) and working capital of approximately $7,314,112 (RMB50,000,000). In connection with this agreement, the Government will transfer land use rights of approximately 67,000 square meter to the Company for 50 years for approximately $994,719 (RMB6,800,000). Pursuant to a supplemental agreement entered into on September 16, 2008 with the Government, the Company is required to commence construction within six months of the date of the supplemental agreement. Subsequent to January 31, 2009, the Company reached an oral agreement with the Government to extend the commencement date of the construction to no later than May 31, 2009. As of October 31, 2009, the Company has obtained the related approval documents from the Government to begin construction. In accordance with the supplemental agreement, the Company paid $146,282 (RMB1,000,000) for part of the consideration of the land use rights. According to the land surveying from Government, the remaining balance has been revised from $848,437 (RMB5,800,000) to $796,090 (RMB5,442,150) and the remaining balance has been paid on November 24, 2009. The Company has received the certificate on land use right from the local government and the construction has commenced in March 2010. Amortization is provided over estimated useful live of 50 years.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

15. Commitments and Contingencies – Continued

Installation of central system pipelines

On October 28, 2009, Shaanxi Milkgoat entered into a Project Installation Agreement ("Installation Agreement") with Heilongjiang Tianhong Food Equipment Co., Ltd. ("Heilongjiang Tianhong"), which provided for, among others, and install all the process pipelines and the central system pipelines at Shaanxi Milkgoat’s new joint production facility. Pursuant to the Installation Agreement, Shaanxi Milkgoat agreed to pay Heilongjiang Tianhong an aggregate of $1,833,647 (RMB 12,535,000) in five installments for the service that Heilongjiang Tianhong will provide. According to the agreement, 30% of it, $550,094 (RMB3,760,500) is the first installment. $351,077 (RMB2,400,000) has been paid as of October 31, 2009 and the rest of the first installment, $199,017 (RMB1,360,500) was paid on November 30, 2009. 30% of it, $550,094 (RMB3,760,500) is expected to be paid within seven days after the beginning of installation, 10% of it, $183,365 (RMB1,253,500) is expected to be paid within ten days after completion of installation, 25% of it $458,412 (RMB3,133,750) is expected to be paid in within ten days after inspection of installation and the rest of 5%, $91,682 (RMB626,750) is expected to be paid one year after the inspection of installation. Heilongjiang Tianhong agreed to complete the installation within 90 days after Shaanxi Milkgoat provides to Heilongjiang Tianhong an appropriate construction site for the installation according to the Installation Agreement. The installation is estimated to be completed on August 2010.

16.Concentrations, Risks, and Uncertainties

The Company did not have any customer constituting greater than 10% of net sales for the five months ended March 31, 2010 and 2009.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume for the five months ended March 31, 2010 and 2009:

	Five months ended
	March 31,
	2010	2009

Lintong Hongxing Dairy Co., Ltd.	*	*
CPMC Holding (Tianjin) Limited	15.4%	*
Pacific Dairy Ingredients (Shanghai) Co., Ltd.	*	*

* Constitute less than 10% of the Company's purchasing volume.

As at March 31, 2010, amount due to CPMC Holding (Tianjin) Limited included in accounts payable was approximately $16,122.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

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

18. Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for the convertible notes and the treasury stock method for warrants. The following table sets forth the computation of basic and diluted net income per share:

	Five months ended		Years ended
	March 31,		October 31,
	2010	2009	2009	2008

Net (loss) income available for common shareholders - basic	$(942,052)	$2,175,164	$5,535,981	$1,825,217
Less: write-off of total debt discount on convertible debt since unamortized debt discount is written-off upon conversion	-	(167,578)		(585,526)
Less: write-off of total deferred financing costs on convertible debt since unamortized financing costs are written-off upon conversion	-	(43,167)		(150,827)
Add: Interest expense on convertible note	-	43,025		199,475
Net (loss) income available for common shareholders - diluted	$(942,052)	$2,007,444	$5,535,981	$1,288,339
Weighted average outstanding shares of common stock	26,017,835	25,000,000	25,000,000	23,402,329
Dilutive effect of warrants	-	-		553,923
Dilutive effect of convertible notes	-	-		484,779
Diluted weighted average outstanding shares	26,017,835	25,000,000	25,000,000	24,441,031

Earnings per share:
Basic	(0.04)	0.09	0.22	0.08

Diluted	(0.04)	0.09	0.22	0.05

The Company reported a net loss for the five months ended March 31, 2010, common stock equivalents including convertible preferred stock and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share are the same.

For the five months ended March 31, 2009, common stock equivalents including convertible preferred stock, convertible notes and warrants were anti-dilutive; therefore the amounts reported for basic and dilutive earning per share were the same.

For the year ended October 31, 2009, common stock equivalents including convertible preferred stock, convertible notes and warrants were anti-dilutive; therefore the amounts reported for basic and dilutive earning per share were the same.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

19. Series A Redeemable Preferred Stock - Continued

Redemption

At any time and from time to time after June 30, 2012, the holders of not less than a majority of the then outstanding Series A Redeemable Convertible Preferred Stock have the right to request the Company to redeem all of the then outstanding shares of Series A Redeemable Convertible Preferred Stock in cash, if the following qualified events has not occurred: (i) the Company’s shares of common stock or American Depository Shares representing shares of the common stock are listed on the New York Stock Exchange or the NASDAQ Global Market, and (ii) the closing market price of such listing securities represents a price of no less than $4.25 per share of common stock, subject to adjustment, in any consecutive 30-trading-day period. The per share redemption amount is equal to the sum of (i) the purchase price of $9.8 per share plus an internal rate of return of 25% for the period from the issuance date of the Series A Redeemable Convertible Preferred Stock to the redemption date, and (ii) an amount equal to all declared but unpaid dividends for each outstanding share of Series A Redeemable Convertible Preferred Stock. As of March 31, 2010, the aggregate redemption amount is $17,938,353 (1,530,612 shares x $9.8 x (1+25% / 365 days x 286 days)).

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

20. Dividend Payable

On June 12, 2009, the former natural shareholders of Tianjin Yayi before Charleston acquired their interests on January 15, 2008 (“natural shareholders”), entered into a restructuring agreement whereby the natural shareholders, upon receipt of $4,461,608 (RMB30,500,000) of dividend payable from Charleston, will give an interest-free loan of the same amount to Tianjin Yayi.

The entire amount of dividend has been paid and lent to Tianjin Yayi by the natural shareholders. The amount owing to the natural shareholders who are also shareholders of the Company is included in due to related parties in the balance sheet (Note 10).

In connection with the restructuring agreement, the natural shareholders also agree to reinvest the money received of $4,461,608 (RMB30,500,000) in a subsidiary of Yayi International which will be confirmed as the Company works through relevant regulatory approval process.

As the first private placement subsequent to the date of the restructuring agreement has occurred, as of March 31, 2010, the restructuring process has been initiated.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

21. Subsequent Event

Entry into a material definitive agreement

On April 30, 2010, the Company entered into a loan agreement with SAIF Partners III L.P. (“SAIF Partners”), pursuant to which the Company borrowed $3 million from SAIF Partners with an interest rate of twelve percent (12%) per annum. SAIF Partners currently owns 1,530,612 shares of the Company’s Series A Preferred Stock with par value $0.001 per share (the “Series A Preferred Stock”), which constitute all of the issued and outstanding Series A Preferred Stock of the Company. To secure repayment by the Company of the Loan, the Company’s major shareholder, Global Rock Stone Industrial Ltd (“Global Rock”) executed in favor of SAIF Partners a stock pledge agreement, pursuant to which Global Rock pledged 13,024,725 shares of common stock of the Company as security for the obligations of the Company under the Loan Agreement.

Adoption of Employee Stock Ownership Plan

On May 31, 2010, the Company adopted 2010 Employee Stock Option and Stock Award Plan (the “Plan”). Up to 2,359,974 shares of common stock of the Company, par value $0.001 per share may be issued under the Plan. This permits the grant of Nonqualified Stock Options, Restricted Stock, and Incentive Stock to employees, officers, directors, and consultants of the Company and its subsidiaries. The “Plan” became effective on May 31, 2010 when it was adopted by the Board of Directors but is subject to approval by the stockholders of the Company within twelve months after it.

The Company also entered into separate Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan Award Agreements (the “Option Agreements”) with each of Ms. Jing Chen, the Company's Chief Financial Officer and Mr. Fung Shek, the Company's Vice President and Director. Under the terms of the Option Agreements, the Company agreed to grant a stock option, at an exercise price at $2.25 per share, to each of Ms. Chen and Mr. Shek for the purchase of 250,000 shares of Common Stock and 106,000 shares of Common Stock, respectively. According to the Option Agreements, 25% of the option granted to each of Ms. Chen and Mr. Shek will vest on the first anniversary of the grant date, and the balance will vest in equal quarterly installments over the next three years on the last day of each quarter, subject to Ms. Chen's and Mr. Shek's continuing employment with the Company through these dates.

On May 31, 2010, the company also entered into separate option agreements under the plan with certain non-executive employees, pursuant to which the company granted to these employees options to purchase an aggregate of 842,400 shares of common stock, at an exercise price of $2.25 per share. These options vests in tranches based on the vesting schedule but are contingent upon the performance goals established by the department manager.

These options have been valued at $1,918,059. The company uses the black-scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 90%, risk free interest rate of 3.31% and expected option life of ten years. The options expire ten years from the date of issuance.

On June 11, 2010, the Company entered into an Option Agreement under the Company’s Plan with Mr. Kenneth Lee. Under the terms of the Option Agreement, the Company granted a stock option, at an exercise price at $0.98 per share, to Mr. Lee for the purchase of 707,992 shares of common stock of the Company. According to the Option Agreement, the Option will fully vest after six months from the grant date. Pursuant to the employment arrangement between Mr. Lee and SAIF, Mr. Lee is deemed to hold such option for the benefit of SAIF.

These options have been valued at $1,310,363, the company uses the black-scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 98%, risk free interest rate of 3.24% . All of the Shares shall vest in one time after six months from the grand date. The options expire ten years from the date of issuance.

Employment Agreement with CEO

On June 1, 2010, the Company's indirect, wholly-owned subsidiary, Tianjin Yayi Industrial Co. Ltd. entered into a supplemental employment agreement (the “Employment Agreement”) with Ms. Li Liu, the Company's CEO. The Employment Agreement provides that Ms. Liu's annual compensation will be $75,000 (RMB 510,000). The annual compensation will be paid pro rata monthly.

Entry into 4 loan agreements

On June 3, 2010, the Company entered into 3 loan agreements with Rural Cooperative Bank of Tianjin for $1,170,258 (RMB8,000,000) each. The annual interest rate is 5.8% and is due on June 2, 2011.

On June 3, 2010, the Company entered into a loan agreement with Rural Cooperative Bank of Tianjin for $877,693 (RMB6,000,000) each. The annual interest rate is 5.8% and is due on June 2, 2011.