Form 10-Q
period 2010-06-30
Yayi International Inc
filed 2010-08-16
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-23806

YAYI INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0046720
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

No. 9 Xingguang Road
Northern Industrial Park of Zhongbei Town
Xiqing District, Tianjin 300384
People’s Republic of China
(Address of principal executive offices, Zip Code)

(+86) 22-27984033
(Registrant’s telephone number, including area code)

     _____________________________________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 15, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,431,236

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	March 31
	2010	2010
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$4,647,800	$4,727,677
Restricted cash	71,134	28,314
Accounts receivables, net of allowances of $88,719 and $53,771	5,825,903	3,530,938
Other receivable, net of allowances of $74,187 and $22,833	1,308,012	993,292
Inventories, net of allowances of $0 and $0	3,423,453	2,561,265
Prepaid expenses	2,356,084	1,002,494
Land use rights, current portion	18,924	18,847
Advances – current portion	759,034	1,165,620
Total current assets	18,410,344	14,028,447

Property, plant and equipment, net	4,514,132	3,734,552
Construction in progress, net	2,065,202	2,770,578
Livestock	574,511	659,584
Goodwill	279,497	278,372
Land use rights	924,101	923,525
Advances	18,380,866	17,816,135
Deferred tax asset	378,965	252,646
Total assets	$45,527,618	$40,463,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$10,465,359	$6,704,406
Accounts payable	1,255,055	662,120
Other payable and accrued expenses	1,571,577	1,257,185
Advance from customers	51,482	141,136
Income and other tax payable	1,572,102	1,338,194
Accrued sales return	-	45,503
Due to related parties	854,857	-
Long term loans - current portion	40,987	40,823

Total current liabilities	15,811,419	10,189,367

Long-term liabilities:
Due to related parties	4,471,656	5,312,801
Long-term loans	6,831	17,009

Total liabilities	20,289,906	15,519,177

Commitments and contingencies (Note 14)	-	-

PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	14,264,871	14,264,871

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 26,432,839 and 26,387,728 shares issued and outstanding, respectively	26,432	26,387
Additional paid in capital	4,865,709	4,721,337
Statutory surplus reserve fund	1,142,397	1,142,397
Retained earning	4,514,741	4,481,843
Accumulated other comprehensive income	423,562	307,827

Total stockholders’ equity	10,972,841	10,679,791

Total liabilities and stockholders' equity	$45,527,618	$40,463,839

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended
	June 30,
	2010	2009
Net sales	$7,610,266	$7,382,779

Cost of goods sold	(2,680,237)	(2,518,682)

Gross profit	4,930,029	4,864,097

Operating expenses:
Sales and marketing expenses	(3,559,166)	(1,459,324)
General and administrative expenses	(1,031,526)	(724,501)

Total operating expenses	(4,590,692)	(2,183,825)

Income from continuing operations	339,337	2,680,272

Other income (expenses):
Interest income	2,923	1,891
Interest expenses	(146,996)	(194,867)
Amortization of deferred debt issuance cost	-	(83,007)
Other income, net	(26,189)	(22,583)

Income before income tax	169,075	2,381,706

Income tax expense	(136,177)	(598,694)

Net income from continuing operations	32,898	1,783,012

Other comprehensive income
Foreign currency translation adjustment	115,735	(5,331)

Net comprehensive income	$148,633	$1,777,681

Earnings per share of common stock
- Basic	0.00	0.07
- Diluted	0.00	0.06

Weighted average shares of common stock outstanding
- Basic	26,409,719	25,000,000
- Diluted	43,303,480	25,000,000

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock					Accumulated
			Additional	Statutory		Other	Total
	Number of		paid in	Surplus	Retained	Comprehensive	Stockholders’
	shares	Amount	capital	Reserve Fund	Earnings	Income	Equity
Balance at March 31, 2010,Audited	26,387,728	26,387	4,721,337	1,142,397	4,481,843	307,827	$10,679,791

Cashless exercise of 9,169 Series D warrants into 5,840 shares of common stock	5,840	6	(6)	-	-	-	5,840

Cashless exercise of 85,185 Series C warrants into 29,087 shares of common stock	29,087	29	(29)	-	-	-	29,087

Cashless exercise of 23,150 Series A warrants into 10,184 shares of common stock	10,184	10	(10)	-	-	-	10,184

Employee and director stock-based compensation	-	-	144,417	-	-	-	144,417

Net income for the three months ended June 30, 2010	-	-	-	-	32,898	-	32,898

Foreign currency translation	-	-	-	-	-	115,735	115,735

Balance at June 30, 2010	$26,432,839	$26,432	$4,865,709	$1,142,397	$4,514,741	$423,562	$10,972,841

See accompanying notes to condensed consolidated financial statements

 YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2010	2009
Cash flow from operating activities
Net income	$32,898	$1,783,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	126,597	93,330
Depreciation of livestock	24,444	(1,451)
Amortization of intangible assets	3,142	-
Allowance of bad debts-Accounts receivable	34,605	5,366
Allowance of bad debts-Other receivable	51,076	(3,193)
Employee and director stock-based compensation	144,417	-
Sales return allowance	(45,520)	108,332
Warrant modification expense	-	-
Accretion of debt discount	-	-

(Increase) decrease in operating assets:
Restricted cash	(42,551)	(2,556,618)
Accounts receivables	(2,307,007)	183,580
Other receivables	(360,651)	(1,232,713)
Inventories	(848,743)	(3,872)
Prepaid expenses	(1,344,671)	(2,000)
Advances	374,828	(550,771)
Deferred tax asset and current assets	(124,842)	(33,619)

Increase (decrease) in operating liability:
Accounts payable	588,112	151,109
Advance from customers	(89,896)	216,665
Income and other tax payable	227,681	402,131
Other payable and accrued expenses	310,870	396,236
Net cash used in operating activities	(3,245,211)	(1,044,476)

Cash flows from investing activities
Purchase of equipment	(174,351)	(77,537)
Advance for purchase of property, plant and equipment	(453,008)	(402,388)
Construction in progress	(3,000)	(1,351,379)
Purchase and breeding of livestock	62,973	(4,650)

Net cash used in investing activities	(567,386)	(1,835,954)

Cash flows from financing activities
Proceeds from short term loans	7,390,150	1,900,607
Repayment of short term loans	(3,658,463)	(1,794,475)
Proceeds from long term loans	-	90,153
Repayment of long term loans	(10,210)	(8,923)
Net proceeds from issuance of Series A preferred stock	-	14,264,871
Due (from) to related parties	(5,609)	(84,012)
Net cash provided by financing activities	3,715,868	14,368,221
Effect of exchange rate changes in cash	16,852	(243,881)

Net (decrease) increase in cash and cash equivalents	(79,877)	11,243,910
Cash and cash equivalents, beginning of period	4,727,677	1,631,567
Cash and cash equivalents, end of period	$4,647,800	$12,875,477
Supplemental disclosure of cash flow information
Cash paid during the period
Interest paid	$97,995	$207,907
Income tax paid	$4,139	$545,379
Supplemental disclosure of non-cash financing and investing activities;
Non-cash exercise of 117,504 warrants into common stock	$45	$-

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statement of operations for the three months ended June 30, 2010 is not necessarily indicative of the results that may be expected for the entire year ending March 31, 2011. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. The Company follows the same accounting policies in the preparation of interim reports.

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

1. Organization and Nature of Business - Continued Charleston Industrial Limited (“Charleston”)

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

Tianjin Yayi Industrial Co., Limited (“Tianjin Yayi”)

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

Weinan Milkgoat Production Co., Limited (“Weinan Milkgoat”)

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

Fuping Milkgoat Dairy Co., Ltd. (“Fuping Milkgoat”)

Fuping Milkgoat’s principal activity is to purchase raw liquid goat milk and process it into raw goat milk powder. On August 8, 2008, Tianjin Yayi acquired Fuping Milkgoat Dairy Co., Ltd. (“Fuping Milkgoat”) for $620,360 (RMB 4,240,846). As a result, Tianjin Yayi owns 100% shares of Fuping Dongyang with a registered capital of $731,411 (RMB 5,000,000).

Shaanxi Milkgoat Dairy Co., Ltd (“Shaanxi Milkgoat”)

On September 9, 2009, Tianjin Yayi formed a wholly-owned subsidiary company, Shaanxi Milkgoat, and has obtained the business license from the Industrial and Commercial Bureau of Weinan City, Shaanxi Province with a registered capital of $731,411 (RMB5,000,000). Shaanxi Milkgoat’s principal activity is to purchase raw liquid goat milk and processing it into raw goat milk power. Shaanxi Milkgoat increased its registered capital by $3,657,056 (RMB25,000,000) to $4,388,467 (RMB30,000,000) in 2010. 50% of it, $1,828,528 (RMB12,500,000) has been injected in February, 2010 and the balance of it $1,828,528 (RMB12,500,000) has been injected in March, 2010.

Change in Fiscal Year End

In March 2010, the Company has changed its fiscal year from October 31 to March 31.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassification – Certain balance sheet items as of March 31, 2010 have been reclassified to conform to the current presentation. Reclassification from current assets to non-current assets was made for advance paid for the purchase of property, plant and equipment, construction-in-progress, and deferred tax assets; and reclassification from current liabilities to non-current liabilities was made for amount due to related parties.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - Continued

Research and development - Research and development costs are expensed as incurred. Research and development expenses amounted to $19,704 and $42,669 for the three months ended June 30, 2010 and 2009, respectively.

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of June 30, 2010 and March 31, 2010, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $2,433,448 and $276,733 for the three months ended June 30, 2010 and 2009, respectively.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - Continued

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in other selling, general and administrative expenses. During the three months ended June 30, 2010 and 2009, shipping and handling costs were $121,112 and $298,826, respectively.

Slotting fees - The Company accounts for slotting fees in accordance with ASC 605-50. ASC 605-50 requires that cash considerations, including sales incentives, given by a vendor to a customer is presumed to be a reduction of the selling price, and therefore, should be characterized as a reduction to gross sales. This presumption is overcome and the consideration would be characterized as an expense incurred if the vendor receives an identifiable benefit in exchange for the consideration and the fair value of that identifiable benefit can be reasonably estimated. Furthermore, if the consideration recorded is in excess of gross sale of any retailer, the amount in excess will be recorded as selling expense. The Company treats one-time slotting fees paid to retails shops who are direct customers of the Company’s distributors as a reduction in gross sales. The Company pays the fees upon signing of contract with the distributors and records them as prepayment. These fees are amortized over a twelve months period. The amortized amount is taken as a reduction against revenue. Slotting fees of $547,319 and $0 were recorded as a reduction of sales revenue for the three months ended June 30, 2010 and 2009.

Retained earnings-appropriated - In accordance with the relevant PRC regulations and the Company’s PRC subsidiaries’ articles of association, Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are required to allocate their respective net income to statutory surplus reserve.

Statutory surplus reserve - In accordance with the relevant laws and regulations of the PRC and the articles of associations of the Company’s PRC subsidiaries, Tianjin Yayi, Weinan Milkgoat , Fuping Milkgoat and Shaanxi Milkgoat are required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU N0. 2010-01, Equity (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This standard is not currently applicable to the Company.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - Continued

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-13 on ASC 605, Revenue Recognition – Multiple Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company is currently evaluating the impact, if any, of ASU 2009-13 on is financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14 on ASC 985, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above. The Company is currently evaluating the impact, if any, of ASU 2009-14 on its financial position and results of operations.

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (ASC Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this standard will not have any material impact to the Company's financial statements.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Other Receivables

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)

Advance to staff	$23,273	$28,542
Advance to branch manager	643,868	395,124
Due from a unrelated party	710,866	585,128
Sundry	4,192	7,331
	1,382,199	1,016,125
Less: allowance for bad debts	(74,187)	(22,833)
	$1,308,012	$993,292

At June 30, 2010 and March 31, 2010, advance to branch manager is the operating and marketing fund for sales offices.

The amount due from unrelated parties is interest-free, unsecured and has no stated terms of repayment.

4. Inventories

Inventories consist of:

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)

Raw materials	$2,271,326	$1,678,207
Packaging	402,495	289,188
Finished goods	749,632	593,870
	3,423,453	2,561,265
Less: allowance	-	-
	$3,423,453	$2,561,265

As of June 30, 2010 and March 31, 2010, there was no allowance made for obsolete or slow moving inventory.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Advances

Advances consist of:

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
Advances to Tianjin Mengyang Biological Development Co., Ltd ("Tianjin Menyang"), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 16)	$4,196,164	$4,179,284
- purchase of factory and warehouse (Note 16)	11,086,640	11,042,041
- advances for renovation of office building (Note 16)	343,683	342,300
Advanced payment to other suppliers	823,981	1,165,620
Advanced payment for construction in progress (Note 16)	586,097	331,696
Advanced payment for purchasing machinery and equipment (Note 16)	2,103,335	1,920,814
	$19,139,900	$18,981,755

Less: Long-term portion - purchase of property, plant, equipment and construction in progress	18,380,866	17,816,135

Advances – current portion	$759,034	$1,165,620

The construction of office building was postponed from the original estimated completion date of December 31, 2009 to September 2010 (Note 16).

The construction of factory and warehouse is estimated to be completed on September 2010 and trial production will commence thereafter (Note 16).

The construction in progress related to the construction and installation of central system pipelines is estimated to be completed in August 2010 (Note 16).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)

At cost:
Leasehold improvement	$69,202	$68,924
Plant and buildings	2,201,929	1,708,463
Machinery	2,927,314	2,525,876
Furniture, fixtures and equipment	217,153	202,581
Motor vehicles	326,248	324,936
	5,741,846	4,830,780
Less: accumulated depreciation and amortization	(1,227,714)	(1,096,228)
	$4,514,132	$3,734,552

During the three months ended June 30, 2010, depreciation expenses amounted to $126,597, of which $102,817 and $23,780 was recorded as cost of sales and other selling, general and administrative expense, respectively.

During the three months ended June 30, 2009, depreciation expenses amounted to $93,330, of which $75,760 and $17,570 was recorded as cost of sales and other selling, general and administrative expense, respectively.

7. Prepaid expenses

Prepaid expenses consist of:

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)

Slotting fees	$2,280,181	$880,971
Others	75,903	121,523
	$2,356,084	$1,002,494

The prepaid expenses as of June 30, 2010 consist of one-time slotting fees paid to retails shops who are direct customers of the Company’s distributors. During the three months ended June 30, 2010 and 2009, amortized amount of $547,319 and $0 was recorded as a reduction of sales revenue.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Land use rights

Land use rights consist of:

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)

Land use rights	$946,178	$942,372
Less: accumulated amortization	3,153	-
	943,025	942,372
Less: current portion	18,924	18,847
Land use rights, net of current portion	$924,101	$923,525

During the three months ended June 30, 2010, amortization expenses amounted to $3,142 was recorded as other selling, general and administrative expense.

During the three months ended June 30, 2009, amortization expenses amounted to $0.

The estimated aggregate amortization expenses for land use rights for the five succeeding fiscal years are as follows:

Remaining of fiscal year ending March 31, 2011	$14,193
2012	18,924
2013	18,924
2014	18,924
2015	18,924
Thereafter	853,135
$943,024

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Short Term Loans

Short-term loans due within one year as of June 30, 2010 and March 31, 2010 consist of the following:

				June 30,	March 31,
				2010	2010
				(Unaudited)	(Audited)
			Interest
			Rate per
Lender	Loan Period	Collateral / Guarantee	annum

Allied Merit International Investment, Inc. (Note 14)	November 5, 2007 to the completion of first round of fund raising after the reverse merger	-	-	$ 121,705	$ 121,705

Shanghai Pudong Development Bank	December 14, 2009 to July 9, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	293,746	292,565

Shanghai Pudong Development Bank	December 14, 2009 to July 9, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	1,174,985	1,170,258

China Development Bank Co., Ltd.	December 25, 2009 to July 14, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,468,730	1,462,822

SAIF Partners III L.P.	April 30, 2010 to earlier of (i) the date that is 6 months after May 7, 2010, and (ii) the acceleration of the maturity of the loan upon the occurrence of an Event of Default	Guaranteed by Global Rock Stone Industrial Ltd. pledged 13,024,725 shares of common stock of the Company	12.0%	3,000,000	-

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	881,238	-

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Short Term Loans - Continued

Short-term loans due within one year as of June 30, 2010 and March 31, 2010 consist of the following:

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,174,985	-

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,174,985	-

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,174,985	-

Rural Cooperative Bank of Tianjin	May 22, 2009 to May 21, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	-	1,462,822

Rural Cooperative Bank of Tianjin	July 3, 2009 to May 21, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	-	2,194,234

				$ 10,465,359	$ 6,704,406

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Short Term Loans - Continued

On November 5, 2007, Charleston entered into a loan agreement with Allied Merit International Investment, Inc. (“Allied Merit”) for $114,395. The loan represents various professional expenses related to the merger paid by Allied Merit on behalf of Charleston, including the $50,000 paid to Tryant in January 2008 as discussed in Note 14. The loan incurs interest at 8% per annum and is due upon the first round of funds raised subsequent to the $1,300,000 fund raised upon listing on the U.S Over the Counter (“OTC”) market. Pursuant to the agreement, Allied Merit agreed to convert accrued interest into the Company’s common stock conversion rate of $2.00 per share. As of June 30, 2010, there was no conversion of accrued interest into the Company’s common stock. Pursuant to an agreement dated June 15, 2009, signed between Charleston and Allied Merit, Allied Merit agreed to waive the previously accrued interest on the loan and no more interest will be accrued in future. During the year ended October 31, 2009, Allied Merit lent an additional $78,877 to Charleston. As of June 30, 2010, the total amount owed to Allied Merit is $121,705.

On May 22, 2009, the Company entered into a loan agreement with Rural Corporative Bank of Tianjin for $1,462,822 (RMB10,000,000). The annual interest rate is 6.4% and was paid off on May 21, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of $21,942 (RMB150,000) and was amortized in 12 months.

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

On December 14, 2009, the Company entered into two loan agreements with Shanghai Pudong Development Bank for $293,746 (RMB2,000,000) and $1,174,985 (RMB8,000,000) with a total of $1,468,731 (RMB10,000,000). The annual interest rate is 6.4% and is due on December 14, 2010. The loan was repaid on July 9, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of $14,629 (RMB99,600) and was amortized in 12 months.

On December 25, 2009, the Company entered into a loan agreement with China Development Bank for $1,468,730 (RMB10,000,000). The annual interest rate is 5.8% and is due on December 24, 2010. The loan was repaid on July 14, 2010. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.

On April 30, 2010, the Company entered into a loan agreement with SAIF Partners III L.P. (“SAIF Partners”), pursuant to which the Company borrowed $3 million from SAIF Partners with an interest rate of 12% per annum. SAIF Partners currently owns 1,530,612 shares of the Company’s Series A Preferred Stock with par value $0.001 per share (the “Series A Preferred Stock”), which constitute all of the issued and outstanding Series A Preferred Stock of the Company. To secure repayment by the Company of the Loan, the Company’s major shareholder, Global Rock Stone Industrial Ltd (“Global Rock”) executed in favor of SAIF Partners a stock pledge agreement, pursuant to which Global Rock pledged 13,024,725 shares of common stock of the Company as security for the obligations of the Company under the Loan Agreement.

On June 3, 2010, the Company entered into 3 loan agreements with Rural Cooperative Bank of Tianjin for $1,174,985 (RMB8,000,000) each. The annual interest rate is 5.8% and is due on June 2, 2011. These loans are guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.

On June 3, 2010, the Company entered into a loan agreement with Rural Cooperative Bank of Tianjin for $881,238 (RMB6,000,000) each. The annual interest rate is 5.8% and is due on June 2, 2011. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Due to Related Parties

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)

Li Liu, a director of the Company, officer and principal shareholder	$3,408,245	$3,394,534
Other shareholders	1,918,268	1,918,267

	5,326,513	5,312,801
Less: Current portion	(854,857)	-
	$4,471,656	$5,312,801

On June 12, 2009, the former natural shareholders of Tianjin Yayi before Charleston acquired their interests on January 15, 2008 (“natural shareholders”), entered into a restructuring agreement whereby the natural shareholders, upon receipt of $4,471,656 (RMB30,500,000) of dividend payable from Charleston, will give an interest-free loan of the same amount to Tianjin Yayi.

The entire amount of dividend has been paid and lent to Tianjin Yayi by the natural shareholders.

In connection with the restructuring agreement, the natural shareholders also agree to reinvest the money received of $4,471,656 (RMB30,500,000) in a subsidiary of Yayi International which will be confirmed as the Company works through relevant regulatory approval process.

As the first private placement subsequent to the date of the restructuring agreement has occurred, as of June 30, 2010, the restructuring process has been initiated.

The amount of $ 854,857 (RMB 5,820,376) due to Li Liu which is unsecured with no stated interest and no stated repayment term is reflected as current liabilities. The amount of $4,471,656 (RMB 30,500,000) is unsecured with no stated interest, and is reflected as non-current liabilities.

11. Long-Term Loans

As of June 30, 2010 and March 31, 2010, the Company has the following long-term loans:

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)

Installment loan from Daimler-Chrysler Automotive Finance Ltd, interest free, monthly principal and interest payment of $3,402 from February 5, 2010 to August 5, 2011	$47,818	$57,832

Less: current portion	(40,987)	(40,823)
Long-term loans, net of current portion	$6,831	$17,009

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Income and Other Tax Payables

Income and other tax payables consist of the following:

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)

Income tax payable	$275,464	$17,585
Value added tax payable	1,255,826	1,295,321
Individual income withholding tax payable	889	316
Other tax payables	39,923	24,972
	$1,572,102	$1,338,194

13. Income Tax

The enterprise income tax is reported on a separate entity basis.

United States

The Company was incorporated in Delaware and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the three months ended June 30, 2010. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset.

BVI

Charleston was organized in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are subject to PRC income tax. Income tax (benefit) expense for the three months ended June 30, 2010 and 2009 were $136,177 and $598,694 respectively.

Effective January 1, 2008, the statutory PRC tax rate is 25%. Therefore, the statutory PRC rate for the three months ended June 30, 2010 and for the year ended March 31, 2010 was 25%.

The income tax provision consists of the following:

	(Unaudited)
	Three months ended June 30,
	2010	2009

Current	$87,525	$421,113
Deferred – non-current	(126,318)	(545)
Change in valuation allowance	174,970	178,126
	$136,177	$598,694

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Income Tax - Continued

The following is a reconciliation of the tax derived by applying the PRC Statutory Rate to the earnings before income taxes, and comparing that to the recorded income tax provision (benefit):

	(Unaudited)
	Three months ended June 30,
	2010		2009
Tax provision (benefit) at PRC statutory rate	25.0%		25.0%
Over accrual in prior years	(37.1%	)	0.0%
Unrecognized tax benefit of current year tax losses	21.6%		0.5%
Parent company's expenses not subject to PRC tax	71.0%		-0.3%
Effective tax rate	80.5%		25.2%

The components of the deferred tax assets and deferred tax liability are as follows:

	June 30,	March 31,
	2010	2010
	(Unaudited)	Audited

Deferred tax asset for NOL carryforwards - China	152,400	173,000
Deferred tax asset for NOL carryforwards - US	1,814,800	1,618,300
Warrant expense	742,270	743,200
Temporary difference from advertisement	336,975	232,236
Temporary difference from intercompany sales profit	1,264	1,259
Allowance for doubtful accounts receivable	40,726	19,151
	3,088,435	2,787,146
Valuation allowance	(2,709,470)	(2,534,500)
Total deferred tax assets	378,965	252,646

Deferred income taxes have been classified in the consolidated balance sheets as of June 30, 2010 and March 31, 2010 as follows:

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
Current assets	$-	$-
Current liability	-	-
Non-current assets	378,965	252,646

Net deferred tax assets	$378,965	$252,646

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Income Tax – Continued

The valuation allowance for deferred tax assets as of June 30, 2010 and March 31, 2010 was $2,709,470 and $2,534,500. The change in total allowance for the three months ended June 30, 2010 and 2009 was an increase of $174,970 and $178,126 respectively.

In assessing the realisability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At June 30, 2010, the Company had net operating loss carry forwards for United States Federal and State income tax purposes of approximately $4,427,343 (the “NOL carry forwards-US”), which were available to offset future US taxable income, if any, through 2029. At June 30, 2010, the Company had net operating loss carry forwards, associated with its subsidiaries Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat, for PRC income tax purposes of approximately $609,684 (the “NOL carry forwards – China”), which are available to offset future PRC taxable income, if any, until it is fully offset against future taxable income subject to the approval of the Chinese tax authority. Based upon the uncertainty of future US taxable income, the limited operating histories of its subsidiaries, Weinan Milkgoat, Fuping Milkgoat, and Shaanxi Milkgoat, and these subsidiaries’ losses incurred to date, management has fully reserved the deferred tax asset associated with the warrant expense and NOL carry forwards for US and PRC income tax purposes.

The company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48(“FIN 48”), “Accounting for Uncertainty in Income Taxes”, (codified in FASB) Accounting Standards Codification (“ASC”) 740), as of January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with the recognition standards established by FIN 48. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. The company did not recognize any interest or penalties related to unrecognized tax benefits in the three months ended June 30, 2010 and 2009. The company had no uncertain positions that would necessitate recording of tax related liability. The company is subject to examination by the respective tax authorities.

14. Warrants

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

14. Warrants – Continued

Cancellation of shares and Issuance of Series C Warrants

In connection with this merger, on June 6, 2008, Ardmore entered into an indemnification agreement with Tryant, LLC, pursuant to which Tryant agreed to the cancellation of 325,198 shares of common stock it owned and agreed to, among other things, indemnify Ardmore for one year for breaches of representations and warranties in the merger agreement. In exchange, Ardmore (i) paid Tryant an aggregate of $200,000 (excluding $50,000 that had been previously paid by Charleston and expensed in merger costs), (ii) issued Tryant a note in principal amount of $250,000 (which matured and was paid in August 2008), and (iii) issued Tryant and its designees, Series C Warrants, exercisable on a cashless basis to acquire through June 2011, an aggregate of 185,185 shares of Ardmore common stock at an exercise price of $1.35 per share, valued at $86,367, fair value. The exercise price and number of shares issuable upon exercise of these warrants is subject to specified anti-dilution adjustments. Tryant and its designees were granted piggyback rights with respect to the shares of the Company’s common stock it owned prior to these transactions and the shares issuable upon exercise of these Series C Warrants. This transaction in the total amount of $536,367 was reflected as cancellation of common stock for the year ended October 31, 2008.

As of June 30, 2010, cashless exercise of 85,185 of series C Warrants was converted to 29,087 shares of common stock.

Convertible Promissory Note and Issuance of Series A Warrants

Contemporaneously with, and as a condition to, the completion of the merger on June 6, 2008, Ardmore issued 52 units for an aggregate purchase price of $1,300,000. Each unit consisted of: (i) an 8% convertible promissory note in principal amount of $25,000 and (ii) Ardmore’s Series A Warrants. Interest on these notes is payable at maturity, the notes mature in December 2009, are unsecured and are convertible, at the holder’s option, into the Company common stock at a conversion price of $1.08. The Series A Warrants included in each unit are exercisable (under specified circumstances, on a cashless basis) through June 2011 (subject to extension if, under specified circumstances, the underlying shares are not registered for resale) to acquire 11,575 shares of Ardmore’s common stock at an exercise price equal to the lesser of $1.35 and the Next Round Value. The term “Next Round Value” means the per share dollar value of the securities issued by Ardmore in the first private placement that is effected after the merger, such dollar value to be equal to a fraction, the numerator of which is the aggregate purchase price of the securities sold in such private placement and the denominator of which is the number of shares of common stock (including and after giving effect to the shares of common stock issuable upon exercise or conversion of the securities issued or issuable in such private placement, determined as of the date of the first closing of such private placement), issued in such private placement. The convertible notes and Series A Warrants provide for anti-dilution adjustments upon the occurrence of specified events.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Warrants – Continued

Convertible Promissory Note and Issuance of Series A Warrants - Continued

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

As of June 30, 2010, cashless exercise of 23,150 of series A Warrants were converted to 10,184 shares of common stock.

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

Series D Warrants and Placement Agent Fee

In connection with the merger on June 6, 2008, Ardmore paid the placement agent an aggregate of approximately $104,000 in commissions and approximately $21,000 for expenses for its services in the offering. Ardmore also issued the placement agent and its designees Series D Warrants (which generally have the same terms as the Series A Warrants) to acquire an aggregate of 144,448 shares of common stock. The Series D Warrants were valued at $67,368, fair value. Of the total placement agent expense of $192,368, $150,082 was allocated to debt issuance costs and the remaining $41,540 of advisory cost was recorded as an expense. The debt issuance costs are amortized by the interest method over the term of the convertible notes.

For the three months ended June 30, 2010 and 2009, amortization of debt issuance costs and accretion of debt discount from the warrants and embedded derivatives issued in respect of the merger on June 6, 2008 (“merger”) totaled $0 and $83,007, respectively.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Warrants – Continued

Series D Warrants and Placement Agent Fee - Continued

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

As of June 30, 2010, cashless exercise of 9,169 warrants were converted to 5,840 shares of common stock.

The following table summarizes all of the Company’s warrants outstanding as of June 30, 2010.

	Shares outstanding	Fair Value
Warrants outstanding in respect of the merger:
Series A Warrants	561,387	441,194
Series B Warrants	2,148,148	1,144,743
Series C Warrants	100,000	46,640
Series D Warrants	25,279	19,867
	2,834,814	1,652,444

Warrants outstanding for extension of maturity date of loan from Allied Merit:
Series E Warrants (Note 9)	250,000	233,547
	3,084,814	1,885,991

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Warrants – Continued

			Exercise Price
	Warrant	Vested	per Common
	Shares	Shares	Stock Range
Balance, March 31, 2010	3,202,318	3,202,318	$0.98-$1.35
Granted or vested during the 3 months ended June 30, 2010	-	-	-
Exercised during the 3 months ended June 30, 2010	(117,504)	(117,504)	$0.98-$1.35
Expired during the 3 months ended June 30, 2010	-	-	-
Balance, June 30, 2010	3,084,814	3,084,814	$0.98-$1.35

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding

	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Warrants
Exercise Prices	at June 30, 2010	Contractual Life (Years)	Currently Exercisable

$0.98-1.35	3,084,814	0.94	$1.07

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Employee Stock Ownership Plan

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

On May 31, 2010, the company also entered into separate option agreements under the plan with certain non-executive employees, pursuant to which the Company granted to these employees options to purchase an aggregate of 842,400 shares of common stock, at an exercise price of $2.25 per share. These options vests evenly over 4 years subject to such employees’ continuing employment with the Company through these dates and meeting the performance goals established by the department manager and / or the Company’s CEO as the case may be subject to the understanding that the Company’s CEO’s assessment shall be final.

These options have been valued at $1,184,979. The company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 54%, risks free interest rate of 2.75% and expected option life of seven years. The options expire ten years from the date of issuance.

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

These options have been valued at $951,315, the company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 55%, risk free interest rate of 2.03%, expected term of 5.25 years. All of the Shares shall vest in one time after six months from the grand date. The options expire ten years from the date of issuance.

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding options as of June 30, 2010:

Options Outstanding

			Weighted Average	Weighted Average	Weighted Average
	Number	Number Outstanding	Remaining	Exercise Price of	Exercise Price of
Range of	Outstanding	Currently Exercisable	Contractual Life	Options	Options
Exercise Prices	at June 30, 2010	at June 30, 2010	(Years)	at June 30, 2010	Currently Exercisable

$0.98-2.25	1,906,392	-	9.94	$1.78	$-

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Employee Stock Ownership Plan – Continued

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. Total compensation expense related to the stock options for the three months ended June 30, 2010 was $144,417. $132,715 and $11,702 were recorded as general and administrative expense and cost of goods sold. As of June 30, 2010, there was $1,991,877 of unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. There were no options vested during three months ended June 30, 2010.

Expected volatilities utilized in the model are based on the historic volatility of the Company’s stock price as well as volatility of comparable companies. The risk free interest rate is derived from the U.S. Treasury yield with a remaining term equal to the expected life of the option in effect at the time of the grant. Since the Company has limited option exercise history, it has elected to estimate the expected life of an award based upon the SEC-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.

A summary of the Company’s stock option activity as of June 30, 2010, and changes during the three months ended June 30, 2010 is presented in the following table:

Weighted-Average
	Options	Exercise Price

Outstanding at March 31, 2010	-	$-
Granted	1,906,392	1.78
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2010	1,906,392	$1.78

Vested and expected to vest at June 30, 2010	-	$-

Exercisable at June 30, 2010	-	$-

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2010, the Company was obligated under operating leases requiring minimum rentals as follows:

Remaining of fiscal year ending March 31, 2011	61,687
2012	84,697
2013	85,186
2014	85,186
2015	85,186
Thereafter	99,384
501,326

For the three months ended June 30, 2010 and 2009, rent expense amounted to $71,476 and $61,870 respectively.

Purchase of Office Building

On January 15, 2007, the Company signed a sales and purchase agreement with Tianjin Mengyang to buy a four-story office building of an approximate construction area of 7,800 square meters situated at Jinghai Industrial Park for a total consideration of $ 4,353,318 (equivalent to RMB29,640,000). Tianjin Mengyang is responsible for renovation of the building. As of July 31, 2009, the Company had advanced a total of $4,196,164 (equivalent to RMB 28,570,000) to Tianjin Mengyang in connection with this agreement. There is a 3% penalty payable to Tianjin Mengyang for funds not paid by the Company according to schedule and a 3% penalty payable to the Company by Tianjin Mengyang on the uncompleted portion of the total consideration if the project is not completed and handed over to the Company for use by September 30, 2008. Due to the 2008 Beijing Olympics, the Tianjin city government temporarily discontinued all existing construction projects; therefore, the estimated completion date of project has been postponed to December 31, 2009. It was agreed between both parties in a supplementary agreement signed on October 12, 2008 that no penalty would be charged to each other for this delay. Due to the freezing weather, the estimated completion date is further delayed to September 2010. 50% of the remaining balance, $78,577 (RMB535,000) is due upon receiving the certificate of house property.

As of June 30, 2010, the Company also advanced $343,683 (equivalent to RMB2,340,000) to Tianjin Mengyang for interior renovation of the building. The remaining $343,683 is to be paid upon inspection of the completed renovation project. If the remaining balance is not paid upon completion of the project, Tianjin Mengyang will accrue interest on the remaining balance at the PRC prime interbank rate of 6.03% per annum for a 3 month loan.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies – Continued

Purchase of Factory & Warehouse

On January 15, 2007, the Company signed a factory and warehouse leasing agreement with Tianjin Mengyang to rent a total gross area of 30,165 square meters for an annual rent of $1,293,684 (RMB8,808,180) for 21 years from September 1, 2008 to August 31, 2029. A half-year deposit of $649,829 (RMB4,404,000) was paid as of April 30, 2008. The property is to be located in Jinghai Industrial Park and Tianjin Mengyang is responsible for its construction.

On September 26, 2008, the Company signed a new factory transfer agreement with Tianjin Mengyang that cancelled the factory and warehouse leasing agreement signed on January 15, 2007. The new agreement is to purchase three warehouses and a factory of an approximate construction area of 30,165 square meters situated at Jinghai Economic Park for a total consideration of $13,291,279 (RMB90,495,000). The rental deposit of $649,829 (RMB4,404,000), paid with respect to the factory and warehouse leasing agreement signed on January 15, 2007, was used to partially offset the total consideration. As of December 31, 2008, the Company paid a total of $6,521,752 (RMB44,404,000) after including the amount of $649,829 (RMB4,404,000) paid originally as deposit for lease.

On January 20, 2009, the Company signed a supplemental agreement with Tianjin Mengyang to postpone the construction completion date to December 31, 2009. Under this supplement agreement, a monthly payment of $440,619 (RMB3,000,000) is due at the end of each month from January 2009 to November 2009, totaling $4,827,314 (RMB33,000,000). Total payment made as of March 31, 2010 totaled $11,042,042 (RMB75,484,500). $877,694 (RMB6,000,000) of the payment was paid via an offset with the short term loan due from Tianjin Mengyang. The remaining balance of $2,195,770 (RMB15,010,500) is scheduled to be paid progressively from July 2010.

On June 12, 2009, the Company signed a supplemental agreement with Tianjin Mengyang which the remaining balance for purchase of office building, factory and warehouse is $4,846,811 (RMB32,161,000). As of June 30, 2010, 50% of this remaining balance, $2,361,792 (RMB16,080,500) has been paid on the completion of the main framework of the construction. 25% of the remaining balance, $1,180,896 (RMB8,040,250) is due upon satisfactory inspection of the construction and transfer of title (on or before November 30, 2010). The remaining 25% of the balance, $1,180,896 (RMB8,040,250) is due upon receiving the certificate of ownership (on or before February 28, 2011).

In October 2009, the Company received the main body construction verification report. The total verified area of the office building, factory and warehouse is 39,142 square meters which is 1,177 square meters more than the area stated in the supplemental agreement (37,965 square meters). According to the supplemental agreement, the Company committed to pay more on the additional area built. This resulted in an increase in the costs by $421,181 (RMB2,867,650).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies – Continued

Purchase of Machinery & Equipment

During the year ended March 31, 2010, the Company signed two contracts for purchasing machinery and equipment to expand its goat milk powder production lines and liquid goat milk production line, with the total amount of $$3,429,339 (RMB23,349,000). $1,865,626 (RMB12,702,300) has been paid as of June 30, 2010. The remaining balance of $1,563,714 (RMB10,646,700) will be paid progressively. The machinery and equipment is expected to be delivered and inspected by the end of August 2010 and final payment of 5% is to be paid within 6 months after approval of final inspection of equipment received.

Since the period ended March 31, 2010, the Company has adopted a new marketing strategy and will not produce the liquid goat milk within two years. Now the Company is negotiating with one of its liquid goat milk equipment suppliers to terminate one of the contracts for purchasing machinery and equipment. As of June 30, 2010, this equipment supplier has delivered machinery and equipment to the Company amounting to $248,680 (RMB1,700,000), and the Company has advanced $773,948 (RMB5,269,500) to the supplier for equipment purchase. The Company has signed a memorandum with this supplier for the termination of the contract and transferring the $773,948 to the Company’s other construction project. The Company is still in negotiation stage with the supplier for the potential compensation with approximately 1% of the $773,948 (RMB5,269,500) advance to the supplier, which is approximately $7,739 (RMB52,695).

On May 24, 2010, the Company signed a contract for purchasing three laboratory instruments with Tianjin Jinhongji Import & Export Trading Co., Ltd., (“Tianjin Jinhongji”), with the total amount of $91,796 (RMB625,000). The payment will be made in three installments and $74,437 (RMB500,000) has been paid as of June 30, 2010. The remaining balance will be paid progressively after receiving and examining the instruments. The instruments are expected to be received on September 2010.

On May 25, 2010, the Company entered into a construction agreement with Tianjin Jinghai Power Co., Ltd., (“Tianjin Jinghai”) for the installation of a 10KV-1250KVA substation with a total amount of $734,365 (RMB5,000,000). The payment will be made in three installments and $146,873 (RMB1,000,000) has been paid as of June 30, 2010. The remaining balance will be paid progressively after the completion of the construction and examination. The estimated completion date of the construction is October 31, 2010.

On May 26, 2010, the Company signed a contract with Tianjin Jinquan Co., Ltd., (“Tianjin Jinquan”) for the GMP Cleaning Workshop Installation with the total amount of $440,620 (RMB3,000,000). The payment will be made in three installments and 50% of the total cost, $220,310 (RMB1,500,000) has been paid as of June 30, 2010. The remaining balance will be paid progressively after the completion of the construction and examination. The estimated completion date of the construction is November 30, 2010.

Construction in progress of goat farm facilities

As of June 30, 2010 the Company has agreements with two construction companies, Zhuangli Construction Team (“Zhuangli”) and Fuping County Qinzheng Construction Engineering Corporation (“Qinzheng”) for the construction of farm facilities with the total amount of $2,535,029 (RMB17,260,000). In September 2009, the company signed an supplementary agreement with Qinzheng for reducing the total amount of costs by $277,936 (RMB1,900,000) due to the changes of construction location. As of March 31, 2010, Qinzheng refunded $279,059 (RMB1,900,000) to the Company, and the Company has paid $1,756,896 (RMB11,962,000) to these two construction. The remaining balance of $499,075 (RMB3,398,000) will be paid progressively from October 2010. The final payment of 25% of Zhuangli is due one year after the construction is approved and accepted. The remaining balance for the construction by Qinzheng will be paid progressively and final payment of 10% is due one year after the construction is approved and accepted. Due to the changes of some construction location, the completion date was postponed to October 2010.

The Company signed an agreement with Zhuangli for the construction of goat milking stations with the total amount of $484,681 (RMB3,300,000). $461,181 (RMB3,140,000) has been paid as of June 30, 2010. The remaining balance of $23,500 (RMB160,000) is due one year after the construction is approved and accepted. Due to the low milk production season, the Company decided to postpone the date for installing equipment to October 2010.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies – Continued

Purchase of Raw Material

The Company has written agreements with 18 village committees for the purchase of goat milk and goat placenta to ensure the steady supply of its raw material.

The details of agreements are listed as follows and the Company is obligated under the purchase agreement requiring minimum purchases as follows:

Tons

Remaining of the fiscal year ending March 31, 2011	2,000
2012	2,184
2013	3,280
2014	3,608
2015	3,969
Thereafter	-
15,041

The price for the goat milk and goat placenta is determined by the market. As of June 30, 2010, the market price for the goat milk and goat placenta is $455 per ton (equivalent to RMB3,100 per ton).

Purchase of Goat Milk Powder

In August 2009, the Company entered into contracts with 3 suppliers for purchase of a total of 420 ton goat milk powder. Total purchase commitment is $1,443,469 (RMB9,828,000). As of June 30, 2010, the Company has prepaid $635,814 (RMB4,329,000) of the contract amount in which $433,430 (RMB2,951,050) of powder was received as of June 30, 2010; the remaining contract amount of $807,655 (RMB5,499,000) will be paid upon delivery of the goat milk powder.

Land Use Rights Agreement

On July 25, 2008, the Company entered into an agreement with the Government of the Linwei District of Weinan City (“Government”) pursuant to which the Company is to build a 30,000 square meter goat milk processing facility in one of the Government’s industrial parks. The construction project is estimated to cost approximately $19,093,499 (RMB130,000,000), which includes fixed assets investment of approximately $11,749,846 (RMB80,000,000) and working capital of approximately $7,343,654 (RMB50,000,000). In connection with this agreement, the Government will transfer land use rights of approximately 67,000 square meter to the Company for 50 years for approximately $998,737 (RMB6,800,000). Pursuant to a supplemental agreement entered into on September 16, 2008 with the Government, the Company is required to commence construction within six months of the date of the supplemental agreement. Subsequent to January 31, 2009, the Company reached an oral agreement with the Government to extend the commencement date of the construction to no later than May 31, 2009. As of October 31, 2009, the Company has obtained the related approval documents from the Government to begin construction. In accordance with the supplemental agreement, the Company paid $146,873 (RMB1,000,000) for part of the consideration of the land use rights. According to the land surveying from Government, the remaining balance has been revised from $851,864 (RMB5,800,000) to $799,305 (RMB5,442,150) and the remaining balance has been paid on November 24, 2009. The Company has received the certificate on land use right from the local government and the Company is now inviting tenders for the construction. Amortization is provided over estimated useful live of 50 years.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies – Continued

Installation of central system pipelines

On October 28, 2009, Shaanxi Milkgoat entered into a Project Installation Agreement ("Installation Agreement") with Heilongjiang Tianhong Food Equipment Co., Ltd. ("Heilongjiang Tianhong"), which provided for, among others, and install all the process pipelines and the central system pipelines at Shaanxi Milkgoat’s new joint production facility. Pursuant to the Installation Agreement, Shaanxi Milkgoat agreed to pay Heilongjiang Tianhong an aggregate of $1,841,054 (RMB 12,535,000) in five installments for the service that Heilongjiang Tianhong will provide. According to the agreement, 30% of it, $552,316 (RMB3,760,500) is the first installment. $352,495 (RMB2,400,000) has been paid as of October 31, 2009 and the rest of the first installment, $199,821 (RMB1,360,500) was paid on November 30, 2009. 30% of it, $552,316 (RMB3,760,500) is expected to be paid within seven days after the beginning of installation, 10% of it, $184,105 (RMB1,253,500) is expected to be paid within ten days after completion of installation, 25% of it $460,264 (RMB3,133,750) is expected to be paid in within ten days after inspection of installation and the rest of 5%, $92,053 (RMB626,750) is expected to be paid one year after the inspection of installation. Heilongjiang Tianhong agreed to complete the installation within 90 days after Shaanxi Milkgoat provides to Heilongjiang Tianhong an appropriate construction site for the installation according to the Installation Agreement. The completion of installation is postponed to March 2011.

17. Concentrations, Risks, and Uncertainties

The Company did not have any customer constituting greater than 10% of net sales for the three months ended June 30, 2010 and 2009.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company did not have any concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume for the three months ended June 30, 2010 and 2009.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19. Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for the convertible notes and preferred stock and the treasury stock method for warrants and options. The following table sets forth the computation of basic and diluted net income per share:

	(Unaudited)
	Three months ended
	June 30,
	2010	2009

Net income available for common shareholders - basic	32,898	1,783,012
Less: write-off of total debt discount on convertible debt since unamortized debt discount is written-off upon conversion	-	(259,202)
Less: write-off of total deferred financing costs on convertible debt since unamortized financing costs are written-off upon conversion	-	(66,769)
Add: Interest expense on convertible note	-	68,954
Net income available for common shareholders - diluted	32,898	1,525,995

Weighted average outstanding shares of common stock	26,409,719	25,000,000
Dilutive effect of warrants	1,505,899	-
Dilutive effect of Series A convertible preferred stock	15,306,120	-
Dilutive effect of options	81,742	-
Diluted weighted average outstanding shares	43,303,480	25,000,000

Earnings per share:
Basic	0.00	0.07

Diluted	0.00	0.06

For the three months ended June 30, 2009, common stock equivalents including convertible preferred stock, convertible notes and warrants were anti-dilutive; therefore the amounts reported for basic and dilutive earning per share were the same.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20. Series A Redeemable Convertible Preferred Stock

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20. Series A Redeemable Convertible Preferred Stock - Continued

Redemption

At any time and from time to time after June 30, 2012, the holders of not less than a majority of the then outstanding Series A Redeemable Convertible Preferred Stock have the right to request the Company to redeem all of the then outstanding shares of Series A Redeemable Convertible Preferred Stock in cash, if the following qualified events has not occurred: (i) the Company’s shares of common stock or American Depository Shares representing shares of the common stock are listed on the New York Stock Exchange or the NASDAQ Global Market, and (ii) the closing market price of such listing securities represents a price of no less than $4.25 per share of common stock, subject to adjustment, in any consecutive 30-trading-day period. The per share redemption amount is equal to the sum of (i) the purchase price of $9.8 per share plus an internal rate of return of 25% for the period from the issuance date of the Series A Redeemable Convertible Preferred Stock to the redemption date, and (ii) an amount equal to all declared but unpaid dividends for each outstanding share of Series A Redeemable Convertible Preferred Stock. As of June 30, 2010, the aggregate redemption amount is $19,366,435 (1,530,612 shares x $9.8 x (1+25% / 365 days x 377 days)).

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

21. Subsequent Event

On July 9, 2010, the Company has made early repayment of the two loans from Shanghai Pudong Development Bank for $293,746 (RMB2,000,000) and $1,174,985 (RMB8,000,000) with a total of $1,468,731 (RMB10,000,000) which were originally due on December 14, 2010.

On July 14, 2010, the Company has made early repayment of the loan from China Development Bank for $1,468,730 (RMB10,000,000) which was originally due on December 24, 2010.

On July 30, 2010, the Company entered into a loan agreement with Shanghai Pudong Development Bank for $1,468,731 (RMB10,000,000) each. The annual interest rate is 6.4% and is due on July 30, 2011. The loan is guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.

On July 20, 2010, the Company modified the terms of the Series A Preferred Stock. The holders of Series A Preferred Stock may be entitled to receive the make good shares if the Company fails to meet certain performance targets set forth in the Amended Certificate. Specifically, if the Company’s consolidated after tax net income reported in the Company’s Annual Report for both of the years ending March 31, 2011 and 2012 is less than $20 million, the Company will issue up to 612,245 shares of Series A Preferred Stock to holders of shares of Series A Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended March 31, 2010 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Overview of Our Business

We are the first mover and a leading producer and distributor of premium goat milk formula products for infants, toddlers, young children, and adults in China. Our current formula product lines are targeted at the premium segment of the dairy market and health-conscious consumers. Headquartered in Tianjin, we sell and distribute our products through a nationwide network of retail points across China in 23 provinces and municipalities including domestic and multinational supermarkets, infant-maternity chain stores, and drug stores, as well as catalogue sales and a dedicated online store at Taobao.com. We are vertically integrated and source raw goat milk from our proprietary dairy farms as well as neighboring goat dairy farmers on a long-term contract basis in milk collection centers, which helps us maintain quality control.

Our Mission Statement

Recent Developments

In conjunction with the International Children’s Day on June 1, 2010, we have marketed our “Milk Goat” brand through about 1,000 sales promotional activities across 23 provinces and municipalities in China since June 2010. We remain optimistic about consumer confidence and acceptance of our high quality products and anticipate continued sales growth in the next few quarters. We believe that we are on track to achieve our financial goals of net sales between $58.6 million and $65.9 million for the fiscal year ending March 31, 2011 . Increasing health awareness among Chinese consumers and parents about the safety of infant formula, combined with the demonstrated health benefits of goat milk formula, has created a very attractive market opportunity for our premium ‘Milk Goat’ branded products. The Company’s vertically integrated production and strict quality control have made our goat milk products a safe and reliable choice for consumers.

On August 7, 2010, following recent cases where cow milk formula might have been linked to the alleged premature onset of puberty in children, Tianjin Municipal Supervisory Bureau for Quality and Technology conducted extensive field sample testing and declared that our goat milk products have passed their strict test. We prohibit the use of artificial hormones in the farming practices of dairy goats to avoid disrupting their natural lactation period. Dairy goats normally do not lactate between November and February, providing them with sufficient time to rest, grows and restores energy, which in turn ensures higher quality goat milk when lactation season begins. In addition to adhering to natural production methods, we have introduced quality control standards that are often more rigorous than national standards, guaranteeing the high quality of our goat milk products when shipped from our factories.

We are expanding our executive team with the addition of Ms. Meiping Li as Sales Director, effective July 21, 2010. Ms. Li brings more than 20 years of sales management expertise in the dairy product and pharmaceutical industries. Prior to joining us, she was General Manager of Healtheries from April 2009, a New Zealand-based health food and supplement manufacturer that is best known for its “Healtheries” branded colostrum powder and “Natropure” branded infant formula in China. Previously, she served as National Sales Director at Fonterra Brands (China) Ltd., a New Zealand-based dairy producer, Regional Sales Director at Xi’an-Janssen Pharmaceutical Ltd., a member company of Johnson & Johnson Inc., and Sales Manager responsible for infant formula and formula for pre- and post-natal women, Greater North China at Wyeth Pharmaceutical Co., Ltd. Earlier in her career, Ms. Li was Sales Manager, Northeastern China at Lam Soon Hong Kong Group from 1991 to 1998. During her extensive career as a seasoned sales executive, Ms. Li has successfully managed and optimized sales growth and distribution networks for multinational dairy companies in China. She also has experience in effectively building, incentivizing and improving sales teams. Ms. Li received a Bachelor’s degree in medicine from the College of Medicine at Capital Medical University in Beijing.

First Quarter Financial Performance Highlights

We experienced strong demand for our new goat milk powder products during the first fiscal quarter ended June 30, 2010, which resulted in growth in our revenues. Furthermore, our net income turned positive.

The following shows financial highlights for the fiscal quarter ended June 30, 2010:

  Revenues: Net sales for the three months ended June 30, 2010 were more than $7.6 million, an increase of 65.5% sequentially from the three months ended March 31, 2010.

  Gross Margin: Gross margin was 64.8% for the first quarter of fiscal year 2011, as compared to 64.0% from the three months ended March 31, 2010.

  Operating Profit: Operating profit was approximately $0.3 million for the first quarter of fiscal year 2011, which is an  increase of $1.6 million as compared to the three months ended March 31, 2010.

  Net Income: Net income was approximately $0.03 million for the first quarter of fiscal year 2011,which is an increase of $1.4 million as compared to the three months ended March 31, 2010.

  Earnings per Share: Fully diluted earnings per share was $0.001 for the first quarter of fiscal year 2011.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009 (unaudited)

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Three Months Ended June 30,
	2010	2009	change	variance

Net Sales	$7,610,266	$7,382,779	$227,487	3.1%
Cost of goods sold	2,680,237	2,518,682	161,555	6.4%
Gross profit	4,930,029	4,864,097	65,932	1.4%
Operating expenses:
Sales and marketing expenses	3,559,166	1,459,324	2,099,842	143.9%
General and administrative expenses	1,031,526	724,501	307,025	42.4%
Income from continuing operations	339,337	2,680,272	-2,340,935	-87.3%
Other expenses, net	-170,262	-298,566	-128,304	-43.0%
Income tax expense	-136,177	-598,694	-462,517	-77.3%
Net income attributable to Yayi International Inc.	32,898	1,783,012	-1,750,114	-98.2%

Net Sales. Our net sales are generated from sales of premium goat milk formula products. Net sales for the three months ended June 30, 2010 were more than $7.6 million, an increase of 3.1% from the three months ended June 30, 2009. This increase was primarily due to an increase in the unit sales price. The unit sales price increased by 30.5% from $20,357.9 to $26,562.9 per ton, mainly due to upgrade of formula and increased prices of main raw materials. Furthermore, the Company has been able to achieve higher net sales from the current only 10 SKU (stock keeping unit) product lines versus 58 SKU product lines for the same period last year. On January 22, 2010, we held a nationwide distributor conference after we co-hosted the "China Goat Milk Industry Development Summit" in the Great Hall of the People in Beijing. Since our distributor conference, we have signed sales contracts with the distributors with an aggregate expected sales value of approximately $75 million (including VAT) to date. We believe we are on track to achieve our net sales guidance between $58.6 million and $65.9 million for the fiscal year ending March 31, 2011.

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the three months ended June 30, 2010 was approximately $2.7 million, an increase of 6.4% from the three months ended June 30, 2009, primarily due to as the goat milk powder tasting bags and promotional products that we distributed to potential customers as gifts for promotion purposes and increased raw material prices. The unit cost increased by 34.7% from $ 6,945.2 per ton to $ 9,355.1 per ton. As part of our new marketing strategy, our sales people distributed goat milk powder tasting bags to potential customers in supermarkets to attract more customers and we provided promotional products to purchasers of our new products.

Gross Profit. Our gross profit is equal to the difference between our net sales and our cost of goods sold. Gross profit for the three months ended June 30, 2010 was approximately $4.9 million, an increase of 1.4% from the three months ended June 30, 2009. Our gross margin for the three months ended June 30, 2010 decreased slightly to 64.8% from 65.9% for the three months ended June 30, 2009. Excluding slotting fees paid to the hypermarkets, supermarkets and giveaway costs, our gross margin was 73.3%, an increase of 740 basis points from 65.9% from the three months ended June 30, 2009. Over the long term, however, we expect our gross margin to increase as we moderate our promotional activities.

Operating expenses. Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating and administrative expenses increased by approximately $2.4 million to $4.6 million or 110.2% from the three months ended June 30, 2009.

Sales and marketing expenses. For the three months ended June 30, 2010, sales and marketing expenses increased approximately 143.9% to $3.6 million from $1.5 million for the three months ended June 30, 2009. The increase was primarily attributable to a large increase in advertising and promotion expenses. Advertising and promotional expenses for the three months ended June 30, 2010 was approximately $2.4 million, an increase of 779.3% from the three months ended June 30, 2009. Advertising expenses were approximately $1.7 million for the three months ended June 30, 2010, an increase of 1,762.4% compared with $0.1 million for the three months ended June 30, 2009. The primary reason for the increase was that we launched our new television advertisement campaign to promote the new product portfolio nationwide. The television commercials started airing on January 1, 2010 on China Central Television Channel 1 (CCTV-1) right before the channel's flagship national news program (XinWenLianBo) at 7pm, which is generally considered one of the most valuable prime-time advertising time slots in China. Promotional expenses were approximately $0.8 million for the three months ended June 30, 2010, an increase of 307.1% compared with $0.2 million for the three months ended June 30, 2009, which is mainly due to nearly 1,000 sales road show program organized across 23 provinces and municipalities in June 2010 for International Children’s Day. We believe that our investments in sales and marketing for building our brand “Milk Goat” as well as further strengthening our distribution capability will bring substantial, tangible benefits in terms of increase in our net sales going forward.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2010 increased by 42.4% to $1.0 million from $0.7 million for the three months ended June 30, 2009. It was primarily attributable to increased staff cost for new senior managers and increased compensation for our CEO and other senior managers, as well as stock options granted to key employees and certain directors in June 2010.

Other expenses. Our other expenses consists primarily of interest and finance cost. Other expenses decrease by approximately $0.1 million, or 43.0%, primarily because the deferred debt issuance cost was amortized by December 2009.

Income Tax. Our income tax in the three months ended June 30, 2010 decreased by 77.3%, from an expense of approximately $0.6 million in the three months ended June 30, 2009 to an expense of approximately $0.1 million in the three months ended June 30, 2010. The decrease was primarily attributable to decrease in income before tax in the three months ended June 30, 2010.

Net Income. As a result of the factors described above, net income attributable to Yayi International Inc. decreased by 98.2% in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Three Months Ended June 30, 2010 Compared to Three Months Ended March 31, 2010 (Unaudited)

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Three Months Ended
	June 30	March 31,
	2010	2010	change	variance

Net Sales	$7,610,266	$4,597,455	$3,012,811	65.5%
Cost of goods sold	2,680,237	1,653,396	1,026,841	62.1%
Gross profit	4,930,029	2,944,060	1,985,969	67.5%
Operating expenses:
Sales and marketing expenses	3,559,166	3,216,777	342,389	10.6%
General and administrative expenses	1,031,526	953,633	77,893	8.2%
Income/(loss) from continuing operations	339,337	-1,226,350	1,565,687	127.7%
Other expenses, net	-170,262	-149,259	-21,003	14.1%
Income tax expense	-136,177	-	136,177	-
Net income /(loss) attributable to Yayi International Inc.	32,898	-1,375,609	1,408,507	102.4%

Net Sales. Net sales for the three months ended June 30, 2010 were more than $7.6 million, an increase of 65.5% from the three months ended March 31, 2010. This increase was primarily due to the restructuring of our product portfolio and strong promotion activities for our new products that led to a 30.8% increase in our sales volume. Our new product portfolio has only been launched in the market since January 2010. The sales volume of new products accounted for 99.7% for this quarter compared with 31.1% for the three months ended March 31, 2010.

Cost of goods sold. Cost of goods sold for the three months ended June 30, 2010 was approximately $2.7 million, an increase of 62.1% from the three months ended March 31, 2010, primarily due to the increase of our sales volume as well as increased costs of main raw materials. Our sales volume increased by 30.8% to 286.5 ton for the three months ended June 30, 2010 from 219.1 ton for the three months ended March 31, 2010. The unit cost increased by 24.0% from $7,546.8 per ton to $9,355.1 per ton as we restructured our products portfolio to satisfy the nutritional needs of different customers. In addition, our distribution of the giveaways such as goat milk powder tasting bags and promotional products to our potential customers also contributed to the increase in cost of goods sold.

Gross Profit. Gross profit for the three months ended June 30, 2010 was approximately $4.9 million, an increase of 67.5% from the three months ended March 31, 2010, which is in line with the sales growth. Our gross margin was 64.8% for the three months ended June 30, 2010, a slight increase compared with 64.0% for the three months ended March 31, 2010.

Operating and administrative expenses. Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating and administrative expenses increased by 10.1% to approximately $4.6 million for the three months ended June 30, 2010 from $4.2 million for the three months ended March 31, 2010.

Sales and marketing expenses. For the three months ended June 30, 2010, sales and marketing expenses increased approximately 10.6% to $3.6 million from $3.2 million for the three months ended March 31, 2010. The increase was primarily attributable to an increase in promotion expenses. Promotional expenses were approximately $0.8 million for the three months ended June 30, 2010, an increase of 112.1% compared with $0.4 million for the three months ended March 31, 2010, which is mainly due to nearly 1,000 sales road show program organized across 23 provinces and municipalities in June for Children’s Day.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2010 increased by 8.2% to $1.0 million from $0.95 million for the three months ended March 31, 2010. It was primarily attributable to the expenses incurred as a result of stock options granted to the key employees and certain directors in June 2010.

Other expenses. Our other expenses consists primarily of interest and finance cost. Other expenses increased by approximately $0.02 million, or 14.1%, primarily attributable to the increased finance costs resulting from the SAIF Partners’ loan of $3,000,000 during the three months ended June 30, 2010.

Income Tax. Our income tax in the three months ended June 30, 2010 increased to $0.1 million compared with $0 in the three months ended March 31, 2010. The increase was primarily attributable to our increased taxable profit for the three months ended June 30, 2010.

Net Income (loss). As a result of the factors described above, net income attributable to Yayi International Inc. increased by $1,408,507 in the three months ended June 30, 2010 as compared to the three months ended March 31, 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of approximately $4.6 million and working capital surplus of approximately $2.6 million.

We intend to, and are in the process of, expanding our administrative and production facilities to meet our current needs and anticipated increased demand for our products. In connection therewith, we plan to spend approximately $18.2 million during the fiscal years ending March 31, 2011 through 2012 ($12.1 million during the fiscal year ending March 31, 2011 and $6.1 million during the fiscal year ended March 31, 2012). The aggregate amount of $18.2 million in capital expenditure is mainly used for the following items: the purchase of machinery and equipment for the new powder processing plant in Weinan, Shaanxi and machinery and equipment in Fuping, Shaanxi with the capital expenditure of $10.2million; the purchase of livestock, the construction of goat farms and goat milk collection stations in an amount of $2.5million; the packing equipment purchase and renovation of the office and staff apartment building in Jinghai, Tianjin in an amount of $4.4 million; the purchase of IT equipment and system in an amount of $0.78 million.

On July 9, 2010, our indirect subsidiary, Tianjin Yayi was made an early repayment of the two loans from Shanghai Pudong Development Bank for $293,746 (RMB2,000,000) and $1,174,985 (RMB8,000,000) with a total of $1,468,731 (RMB10,000,000) which was originally due on December 14, 2010. On July 30, 2010, the loan was renewed from Shanghai Pudong Development Bank, Tianjin Branch, or Pudong Bank in an aggregate RMB 10,000,000 (approximately $1,469,000) for the use as working capital. The loan has an annual interest rate of 6.372% and the interests must be paid on a quarterly basis on the 20th of the last month of each quarter. Under the terms of the loan agreement, Tianjin Yayi is subject to customary affirmative and negative covenants. The loan may be accelerated and Pudong Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy.

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

Cash Flow

	Three Months Ended June 30,
	2010	2009
Net cash used in operating activities	$(3,245,211)	$(1,044,476)
Net cash used in investing activities	(567,386)	(1,835,954)
Net cash provided by financing activities	3,715,868	14,368,221
Net (decrease) increase in cash and cash equivalent	(79,877)	11,243,910

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2010 was approximately $3.2 million compared to net cash used in operating activities of $1.0 million for the three months ended June 30, 2009.

Net cash used in operating activities for the three months ended June 30, 2010 was mainly attributable to net income of $0.03 million, non-cash items not affecting cash flows of $0.3 million and a $3.6 million decrease in working capital. The changes in working capital for the three months ended June 30, 2010 was primarily related to a $2.3 million increase in accounts receivables due to our extended term for new products promotion, a $1.3 million increase in prepaid expenses due to an increase in slotting fees for new product portfolio. Net cash provided by operating activities for the three months ended June 30, 2009 was mainly attributable to net income of $1.7 million, non-cash items not affecting cash flows of $0.2 million and a $3.0 million decrease in working capital. We are enhancing our production planning and accounts receivables collection to improve our operating cash flow performance.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2010 was approximately $0.6 million, a decrease of approximately $1.3 million from the corresponding period in the prior year. The change was mainly caused by the fact that we prepaid $ 1.4 million for the construction of Fuping milk collection stations and Xiaji breeding of livestock during the three months ended June 30, 2009, but we did not make similar payments during the three months ended June 30, 2010. During the three months ended June 30, 2010, there was also an increase in capital spending of approximately $0.6 million, among which $0.4 million was for the prepayment for the Jinghai equipment purchase and $0.2 million was for Fuping and Tianjin Yayi equipment upgrade.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2010 was approximately $3.7 million compared to approximately $14.4 million of net cash provided by these activities during the corresponding period in the prior year. The change was primarily attributable to our issuing and selling to the investor, SAIF Partners 1,530,612 shares of the Company’s Series A Preferred Stock at a price of $9.80 per share for an aggregate purchase price of $14.3 million in June 2009. The decrease in the net cash provided by financing activities was partially offset by our borrowing of approximately $3 million from SAIF Partners on April 30, 2010 and $0.6 million bank loan increase during the three months ended June 30, 2010 as compared to the corresponding period in the prior year.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Recently Issued Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU N0. 2010-01, Equity (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This standard is not currently applicable to the Company.

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-13 on ASC 605, Revenue Recognition – Multiple Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. We are currently evaluating the impact, if any, of ASU 2009-13 on our financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14 on ASC 985, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above. We are currently evaluating the impact, if any, of ASU 2009-14 on our financial position and results of operations.

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (ASC Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this standard will not have any material impact to the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Li Liu and Ms. Veronica Jing Chen, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Li Liu and Ms. Veronica Jing Chen concluded that as of June 30, 2010, our disclosure controls and procedures were not effective due to the significant deficiencies in our internal control over financial reporting for the period as disclosed below.

Changes in Internal Control Over Financial Reporting.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on June 29, 2010, during our assessment of the effectiveness of internal control over financial reporting as of March 31, 2010, management identified the following significant deficiencies:

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

In order to correct the foregoing significant deficiencies, during the fiscal quarter ended June 30, 2010, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

Our management does not believe that these significant deficiencies in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the three months ended as of June 30, 2010 to contain a material misstatement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended June 30, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

On May 24, 2010, our wholly owned subsidiary, Tianjin Yayi entered into a purchase agreement, or the Purchase Agreement, with Tianjin Jinhongji Import & Export Trading Co., Ltd., or Tianjin Jinhongji pursuant to which Tianjin Yayi purchased certain laboratory instruments manufactured by Agilent Technologies Co., Ltd. from Tianjin Jinghongji for a purchase price of RMB 625,000 (approximately $91,800). Under the Purchase Agreement, the purchase price will be paid in three installments. Agilent Technologies Co., Ltd. will be responsible for the installation, test and after-sales service.

On May 25, 2010, Tianjin Yayi entered into a construction agreement, or the Construction Agreement, with Tianjin Jinghai Power Co., Ltd., or Tianjin Jinghai, under which Tianjin Jinghai will be responsible for the installation of a 10KV-1250KVA substation located at Jinghai Road, Economic Development Zone of Tianjin Jinghai for a construction fee of RMB 5 million (approximately $734,500) The construction period is from August 16, 2010 to October 31, 2010.

On May 26, 2010, Tianjin Yayi entered into an agreement on GMB Cleaning Workshop Installation, or GMB Agreement, with Tianjin Jinquan Co., Ltd., or Tianjin Jinquan. Under the GMB Agreement, Tianjin Jinquan will construct a GMB cleaning workshop located at Silver Sea Road, Tianjin Jinghai Economic Development Zone for a construction service fee of RMB 3 million (approximately $440,700). The construction project starts on June 15, 2010 and will complete on November 30, 2010.

The description of the Purchase Agreement, the Construction Agreement and the GMB Agreement above is a summary only and is qualified in its entirety by the terms of the Purchase Agreement, the Construction Agreement and the GMB Agreement, an English translation of each agreement is attached hereto as exhibits 10.2, 10.3 and 10.4, respectively, and is hereby incorporated by reference.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	English Translation of Shanghai Pudong Development Bank Working Capital Loan Agreement, dated July 30, 2010, by and between Tianjin Yayi and Shanghai Pudong Development Bank, Tianjin Branch.
10.2	English Translation of Purchase Agreement, dated May 24, 2010, by and between Tianjin Yayi and Tianjin Jinhongji Import & Export Trading Co., Ltd.
10.3	English Translation of Construction Agreement, dated May 25, 2010, by and between Tianjin Yayi and Tianjin Jinghai Power Co., Ltd.
10.4	English Translation of Agreement on GMP Cleaning Workshop Installation, dated May 26, 2010, by and between Tianjin Yayi and Tianjin Jinquan Co., Ltd.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2010	YAYI INTERNATIONAL INC.

By: /s/ Li Liu
Li Liu, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jing Chen
Jing Chen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	English Translation of Shanghai Pudong Development Bank Working Capital Loan Agreement, dated July 30, 2010, by and between Tianjin Yayi and Shanghai Pudong Development Bank, Tianjin Branch.
10.2	English Translation of Purchase Agreement, dated May 24, 2010, by and between Tianjin Yayi and Tianjin Jinhongji Import & Export Trading Co., Ltd.
10.3	English Translation of Construction Agreement, dated May 25, 2010, by and between Tianjin Yayi and Tianjin Jinghai Power Co., Ltd.
10.4	English Translation of Agreement on GMP Cleaning Workshop Installation, dated May 26, 2010, by and between Tianjin Yayi and Tianjin Jinquan Co., Ltd.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.