Form 10-Q
period 2010-09-30
Yayi International Inc
filed 2010-11-15
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]          No [ X ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,450,546

PART I
FINANCIAL INFORMATION

ITEM I.     FINANCIAL STATEMENTS

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	March 31
	2010	2010
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$7,553,550	$4,727,677
Restricted cash	454,873	28,314
Accounts receivables, net of allowances of $104,893 and $53,771	6,887,968	3,530,937
Other receivable, net of allowances of $19,659 and $22,833	1,164,880	993,293
Inventories, net of allowances	3,951,784	2,561,265
Prepaid expenses	2,784,857	1,002,494
Land use rights – current portion	19,236	18,847
Advances – current portion	255,149	1,165,620
Deferred financing cost – current portion	96,818	-

Total current assets	23,169,115	14,028,447

Property, plant and equipment, net	4,479,814	3,734,552
Construction in progress, net	2,099,666	2,770,578
Livestock	569,163	659,584
Goodwill	284,108	278,372
Land use rights	934,537	923,525
Advances	18,727,396	17,816,135
Deferred tax asset	204,303	252,646
Deferred financing cost	966,800	-

Total assets	$51,434,902	$40,463,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$6,093,548	$6,704,406
Accounts payable	1,765,246	662,120
Other payable and accrued expenses	1,502,914	1,257,185
Advance from customers	127,013	141,136
Income and other tax payable	1,375,292	1,338,194
Accrued sales return	-	45,503
Due to related parties – current portion	868,959	-
Long term loans – current portion	38,191	40,823

Total current liabilities	11,771,163	10,189,367

Long-term liabilities:
Due to related parties	4,513,779	5,312,801
Derivative liabilities	4,684,368	-
Convertible notes, net of discount of $4,315,553 and $0	4,617,789	-
Long-term loans	-	17,009

	13,815,936	5,329,810
Total liabilities	25,587,099	15,519,177

Commitments and contingencies (Note 18)	-	-
PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	14,264,871	14,264,871

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 26,450,546 and 26,387,728 shares issued and outstanding, respectively	26,450	26,387
Additional paid in capital	5,417,752	4,721,337
Statutory surplus reserve fund	1,142,397	1,142,397
Retained earning	4,062,223	4,481,843
Accumulated other comprehensive income	934,110	307,827

Total stockholders’ equity	11,582,932	10,679,791

Total liabilities and stockholders' equity	$51,434,902	$40,463,839

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$8,413,837	$5,481,604	$16,024,103	$12,864,383

Cost of goods sold	(2,874,931)	(1,704,397)	(5,555,168)	(4,223,079)
Gross profit	5,538,906	3,777,207	10,468,935	8,641,304
Operating expenses:
Sales and marketing expenses	(4,186,627)	(1,375,495)	(7,745,793)	(2,834,819)
General and administrative expenses	(1,206,659)	(439,724)	(2,238,185)	(1,164,225)

Total operating expenses	(5,393,286)	(1,815,219)	(9,983,978)	(3,999,044)
Income from continuing operations	145,620	1,961,988	484,957	4,642,260
Other income (expenses):
Interest income	2,588	5,231	5,511	7,122
Interest expenses	(216,674)	(139,458)	(363,670)	(334,325)
Amortization of deferred debt issuance cost	(69,833)	(120,516)	(69,833)	(203,523)
Change in fair value of derivative liabilities	(136,887)	-	(136,887)	-
Other income, net	1,388	(21,699)	(24,801)	(44,282)
Income before income tax	(273,798)	1,685,546	(104,723)	4,067,252
Income tax expenses	(178,720)	(480,333)	(314,897)	(1,079,027)
Net (loss) income from continuing operations	(452,518)	1,205,213	(419,620)	2,988,225
Other comprehensive income
Foreign currency translation adjustment	510,548	8,693	626,283	3,362
Comprehensive income	$58,030	$1,213,906	$206,663	$2,991,587

Earnings per share of common stock
- Basic	(0.02)	0.05	(0.02)	0.12
- Diluted	(0.02)	0.05	(0.02)	0.12
Weighted average shares of common stock outstanding
- Basic	26,436,881	25,000,000	26,423,362	25,000,000
- Diluted	26,436,881	25,000,000	26,423,362	25,000,000

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Statutory		Accumulated
	Common stock			Surplus	Retained	Other
	Number of		Additional paid in	Reserve	Earnings /	Comprehensive	Total Stockholders’
	shares	Amount	capital	Fund	(Deficit)	Income	Equity

Balance at March 31, 2010, Audited	26,387,728	26,387	4,721,337	1,142,397	4,481,843	307,827	$10,679,791

Cashless exercise of 9,169 Series D warrants into 5,840 shares of common stock	5,840	6	(6)	-	-	-	-

Cashless exercise of 171,185 Series C warrants into 46,794 shares of common stock	46,794	47	(47)	-	-	-	-

Cashless exercise of 23,150 Series A warrants into 10,184 shares of common stock	10,184	10	(10)	-	-	-	-

Employee stock based compensation	-	-	696,478	-	-	-	696,478

Net loss for the six months ended September 30, 2010	-	-	-	-	(419,620)	-	(419,620)

Foreign currency translation	-	-	-	-	-	626,283	626,283

Balance at September 30, 2010	26,450,546	$26,450	$5,417,752	$1,142,397	$4,062,223	$934,110	$11,582,932

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flow from operating activities
Net (loss) income	$(419,620)	$2,988,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	268,341	176,897
Depreciation of livestock	48,699	3,995
Amortization of land use rights	7,893	-
Amortization of deferred debt issuance cost	56,491	24,685
Allowance of bad debts-Accounts receivable	49,137	5,527
Allowance of bad debts-Other receivable	(4,000)	(21,458)
Employee stock based compensation	696,478	-
Sales return allowance	(45,520)	(173,786)
Change in fair value of derivative liabilities	136,887	-
Accretion of debt discount	13,342	178,838

(Increase) decrease in operating assets, net of effect of acquisition:
Restricted cash	(17,336)	(41,896)
Accounts receivables	(3,275,779)	231,367
Other receivables	(142,864)	(366,685)
Inventories	(1,314,873)	72,830
Prepaid expenses	(1,730,014)	(5,035)
Advances	950,192	(1,249,664)
Deferred tax asset and current assets	53,878	(122,383)

Increase (decrease) in operating liability, net of effect of acquisition:
Accounts payable	1,071,662	(50,751)
Advance from customers	(16,118)	13,512
Income and other tax payable	7,636	205,493
Other payable and accrued expenses	227,791	56,893
Net cash (used in) provided by operating activities	(3,377,697)	1,926,604

Cash flows from investing activities
Purchase of equipment	(209,014)	(182,525)
Advance for construction of factory and warehouse	-	(2,752,960)
Advance for purchase of equipment	(530,026)	-
Construction in progress	(33,972)	(2,014,526)
Purchase and breeding of livestock	53,363	7,419
Net cash used in investing activities	(719,649)	(4,942,592)

Cash flows from financing activities
Proceeds from short term loans	8,865,013	4,093,237
Repayment of short term loans	(9,608,176)	(4,418,321)
Repayment of long term loans	(20,500)	(16,905)
Net proceeds from issuance of Series A preferred stock	-	14,264,871
Capital contribution from shareholders	-	5,978
Net proceeds received from issuance of convertible notes	8,031,819	-
Change in restricted cash in escrow	(408,090)	-
Dividend paid to previous stockholders of Tianjin Yayi	-	(2,544,125)
Due (from) to related parties	(5,609)	2,450,307
Net cash provided by financing activities	6,854,457	13,835,042
Effect of exchange rate changes in cash	68,762	(43,475)
Net (decrease) increase in cash and cash equivalents	2,825,873	10,775,579
Cash and cash equivalents, beginning of period	4,727,677	1,631,567
Cash and cash equivalents, end of period	$7,553,550	$12,407,146
Supplemental disclosure of cash flow information
Cash paid during the period
Interest paid	$321,433	$535,440
Income tax paid	$221,187	$946,680
Supplemental disclosure of non-cash financing and investing activities;
Non-cash exercise of 203,504 warrants into common stock	$63	$-
Fair value of placement agent warrants in deferred cost financing	$231,929	$-

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statement of operations for the three and six months ended September 30, 2010 is not necessarily indicative of the results that may be expected for the entire year ending March 31, 2011. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. The Company follows the same accounting policies in the preparation of interim reports.

Yayi International Inc, or Yayi International, formerly known as Ardmore Holding Corporation, or Ardmore, was originally organized under the laws of the state of Delaware in 1986 under the name of a predecessor corporation which engaged in a software development and consulting service business. During 2007 and 2006, Ardmore sold 875,000 post-stock split adjusted shares to Tryant, LLC, or Tryant, a then unrelated party, which represented over 85% of Ardmore’s outstanding shares. Subsequently, Ardmore's management decided to wind up all business operations related to the former products sold by the predecessor corporation. On April 16, 2007, the name of the predecessor corporation was changed to Ardmore Holding Corporation. From April 16, 2007 until June 6, 2008 when the Company completed a reverse acquisition transaction with Charleston Industrial Limited, or Charleston, the Company was a blank check company and did not engage in active business operations other than its search for, and evaluation of, potential business opportunities for acquisition or participation. The Company changed its fiscal year from December 31 to October 31. The Company amended its certificates of incorporation on September 12, 2008 and changed its name to Yayi International Inc.

On June 6, 2008, Ardmore, its wholly owned subsidiary, Ardmore Acquisition Corp., or Ardmore Acquisition, Charleston and Tryant, at such time the holder of a majority of Ardmore’s outstanding shares of common stock, consummated a merger pursuant to which Ardmore Acquisition was merged into Charleston and Charleston became Ardmore’s wholly owned subsidiary. Charleston is the owner of Tianjin Yayi Industrial Co., Ltd., or Tianjin Yayi, an entity organized under the laws of the People’s Republic of China, or PRC, and as a result of this merger, Ardmore became the owner of Tianjin Yayi. Pursuant to the merger, all 50,000 ordinary shares of Charleston’s outstanding capital stock were exchanged for 22,325,000 shares of newly issued common stock of Ardmore. Accordingly, all references to Charleston’s ordinary shares and per share amounts have been retroactively restated to reflect the equivalent numbers of Ardmore shares. Charleston thereby became Yayi International’s wholly owned subsidiary and the former stockholders of Charleston became Yayi International’s controlling stockholders.

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

Change in name

On August 18, 2010, Charleston changed its name to Milkgoat Industrial Co., Ltd., or Milkgoat Industrial, under the BVI Business Companies Act, 2004.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business - Continued

Milkgoat Industrial

Milkgoat Industrial, is a limited liability company organized under the laws of British Virgin Islands on October 31, 2007 in anticipation of a business combination with a U.S. reporting company.

On January 15, 2008, Milkgoat Industrial acquired Tianjin Yayi and its wholly-owned subsidiary, Weinan Milkgoat Production Co., Limited, or Weinan Milkgoat. Under the terms of the acquisition agreement, all stockholders of Tianjin Yayi were entitled to receive dividends from Milkgoat Industrial in the amount of RMB30,500,000 (equivalent to $4,461,608) for all of the shares of Tianjin Yayi. Since the ownership of Milkgoat Industrial and Tianjin Yayi are substantially the same, the acquisition was accounted for as a transaction between entities under common control, whereby Milkgoat Industrial recognized the assets and liabilities of Tianjin Yayi transferred at their carrying amounts.

Tianjin Yayi

Tianjin Yayi is a Chinese enterprise organized in PRC in May 1994 in accordance with the laws of the PRC. Tianjin Yayi currently engages in the processing, commercialization and distribution of a series of goat milk powder, goat milk tablets, liquid goat milk as well as other goat milk drinks in the PRC.

On August 18, 2009, Tianjin Yayi was approved by Tianjin Municipal People’s Government to increase its registered capital by RMB 60,000,000 (approximately $8,792,000), from RMB30,000,000 to RMB 90,000,000. The capital verification process has been completed. In February, 2010, Tianjin Yayi was approved by Tianjin Municipal Government to increase its registered capital by RMB8,000,000 (approximately $1,170,258) to RMB 98,000,000 (approximately $14,335,659), which amount has been contributed to Tianjin Yayi.

Weinan Milkgoat Production Co., Ltd.

Weinan Milkgoat Production Co., Ltd., or Weinan Milkgoat, was established on December 8, 2006 under the laws of the PRC. Tianjin Yayi invested RMB 2,000,000 (approximately $292,564) in Weinan Milkgoat and became a 99.5% shareholder of Weinan Milkgoat. Liu Li, a director and an officer of Tianjin Yayi owned the remaining interest of 0.5% amounting to RMB 10,000 (approximately $1,463). Weinan Milkgoat engages in the business of processing and distribution of goat milk.

On December 6, 2007, Tianjin Yayi increased its investment in Weinan Milkgoat amounting to RMB 2,990,000 (approximately $437,384) while Liu Li transferred her 0.5% interest in Weinan Milkgoat to Tianjin Yayi. As a result, Tianjin Yayi owns 100% shares of Weinan Milkgoat with a registered capital of RMB 5,000,000 (approximately $731,411).

Fuping Milkgoat Dairy Co., Ltd.

On August 8, 2008, Tianjin Yayi acquired Fuping Milkgoat Dairy Co., Ltd., or Fuping Milkgoat, for RMB 4,240,846 (approximately $620,360). As a result, Fuping Milkgoat became a wholly-owned subsidiary of Tianjin Yayi with a registered capital of RMB 5,000,000 (approximately $731,411). Fuping Milkgoat’s principal business is purchasing raw liquid goat milk and processing it into raw goat milk powder.

Shaanxi Milkgoat Dairy Co., Ltd

On September 9, 2009, Tianjin Yayi formed a wholly-owned subsidiary, Shaanxi Milkgoat Dairy Co., Ltd., or Shaanxi Milkgoat, with a registered capital of RMB5,000,000 (approximately $731,411). Shaanxi Milkgoat’s principal business is purchasing raw liquid goat milk and processing it into raw goat milk power. Shaanxi Milkgoat increased its registered capital by RMB25,000,000 (approximately $3,657,056) to RMB30,000,000 (approximately $4,388,467) in 2010. In February, 2010, 50% of the increased registered capital amounting to RMB12,500,000 (approximately $1,828,528) was contributed to Shaanxi Milkgoat and the remaining registered capital was contributed in March, 2010.

Change in Fiscal Year End

In March 2010, Yayi International changed its fiscal year end from October 31 to March 31.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

The principal business activities of Yayi International and all of its subsidiaries, or collectively, the “Company”, consist of manufacturing and selling of goat milk powder. All business activities of the Company are conducted principally by its subsidiaries Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat operating in the PRC.

Basis of Consolidation - The consolidated financial statements include the accounts of the Company. All material intercompany transactions have been eliminated in consolidation.

Reclassification – Certain balance sheet items as of March 31, 2010 have been reclassified to conform with the current presentation.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - Continued

Fair Value Measurements and Fair Value of Financial Instruments

The Company adopted the guidance of Accounting Standards Codification 820, or ASC 820, for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The following table sets forth a summary of changes in fair value of Level 3 liabilities for the six months ended September 30, 2010:

Liabilities:
Balance of derivative liabilities as of March 31, 2010	$-
Initial fair value of derivative liabilities	4,547,481
Change the in fair value of derivative liabilities	136,887
Balance of derivative liabilities as of September 30, 2010	$4,684,368

The fair value of the derivative liabilities was determined using a bi-nominal model (Note 16).

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, valuation techniques are sensitive to changes in the trading market price of our common stock and its estimated volatility. Because derivative financial instruments are initially and subsequently carried at fair values, our income may include significant charges or credits as these estimates and assumptions change.

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivables, short-term borrowings, accounts payable and accrued expenses, customer advances, and amounts due to/from related parties approximate their fair market value based on the short-term maturity of these instruments.

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

Recoverability of Long Lived Assets -The Company follows Financial Accounting Standards Board, or FASB ASC 360. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. The Company is not aware of any events or circumstances that indicate the existence of impairment, which would be material to the Company’s financial statements.

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

Revenue recognition - The Company recognizes revenue on product sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales of products represent the invoiced value of goods, net of value added taxes, or VAT, sales returns, trade discounts and allowances. The Company is subject to VAT which is levied on majority of the Company’s products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. Input VAT paid is recoverable from output VAT charged to customers.

Prior to January 1, 2009, the Company allowed for exchange of goods that are near expiration. The Company provided for an allowance for return products since the Company had experienced returns in the normal course of business. Subsequent to January 1, 2009, the Company revised its sales contracts to disallow returns for sales made after January 1, 2009.

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

Research and development - Research and development costs are expensed as incurred. Research and development expenses amounted to $21,517 and $43,029 for the three months ended September 30, 2010 and 2009, respectively. Research and development expenses amounted to $41,221 and $85,698 for the six months ended September 30, 2010 and 2009, respectively.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – Continued

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of September 30, 2010 and March 31, 2010, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $2,864,523 and $589,192 for the three months ended September 30, 2010 and 2009, respectively. Advertising and promotion costs amounted to $5,297,971 and $865,925 for the six months ended September 30, 2010 and 2009, respectively.

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

Foreign currency translation and transactions – The accompanying consolidated financial statements are presented in United States Dollars, or US$. The Company’s functional currency is the US$, while the Milkgoat Industrial’s functional currency is its local currency and the wholly-owned Chinese subsidiaries’ functional currency is the Renminbi, or RMB. The functional currencies of the Company’s foreign operations are translated into US$ for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations.

Post-retirement and post-employment benefits - The Company’s subsidiaries contribute to a state pension plan in respect of its PRC employees. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

Earnings Per Common Share - The Company follows FASB ASC 260-10, resulting in the presentation of basic and diluted earnings per share. Diluted earnings per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock warrants for which market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Since the Company had a net loss for the three and nine months ended September 30, 2010, the basic and diluted earnings per share are the same. For the three and nine months ended September 30, 2009, common stock equivalents, including convertible preferred stock, convertible notes and warrants were anti-dilutive, therefore the basic and diluted earnings per share are the same.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - Continued

Shipping and handling cost - Shipping and handling costs related to the delivery of finished goods are included in other selling, general and administrative expenses. During the three months ended September 30, 2010 and 2009, shipping and handling costs were $138,437 and $80,075, respectively. During the six months ended September 30, 2010 and 2009, shipping and handling costs were $259,549 and $378,901, respectively.

Slotting fees and store charges - The Company accounts for slotting fees and store charges in accordance with ASC 605-50. ASC 605-50 requires that cash considerations, including sales incentives, given by a vendor to a customer is presumed to be a reduction of the selling price, and therefore, should be characterized as a reduction to gross sales. This presumption is overcome and the consideration would be characterized as an expense incurred if the vendor receives an identifiable benefit in exchange for the consideration and the fair value of that identifiable benefit can be reasonably estimated. Furthermore, if the consideration recorded is in excess of gross sale of any retailer, the amount in excess will be recorded as selling expense. The Company treats one-time slotting fees and store charges paid to retails shops who are direct customers of the Company’s distributors as a reduction in gross sales. The Company pays the fees upon signing of contract with the distributors and records them as prepayment. These fees are amortized over a twelve months period. The amortized amount is taken as a reduction against revenue. Slotting fees of $1,030,293 and $0 were recorded as a reduction of sales revenue for the three months ended September 30, 2010 and 2009. Slotting fees of $1,591,973 and $0 were recorded as a reduction of sales revenue for the six months ended September 30, 2010 and 2009. Store charges of $83,652 and $0 were recorded as a reduction of sales revenue for the three months ended September 30, 2010 and 2009. Store charges of $446,869 and $0 were recorded as a reduction of sales revenue for the six months ended September 30, 2010 and 2009.

Retained earnings-appropriated - In accordance with the relevant PRC regulations and the Company’s PRC subsidiaries’ articles of association, Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are required to allocate their respective net income to statutory surplus reserve.

Statutory surplus reserve - In accordance with the relevant laws and regulations of the PRC and the articles of associations of the Company’s PRC subsidiaries, Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. The adoption of this standard did not have a material impact to the Company’s financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – Continued

Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. This standard will be adopted effective April 1, 2011.

As of September 30, 2010, there were no other recently issued accounting standards not yet adopted which would have had a material effect on the Company’s financial statements.

3. Restricted Cash

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)

Bank deposits held as collateral for bills payable	$46,783	$28,314
Bank deposits held in escrow (Note 16)	408,090	-
	$454,873	$28,314

As of September 30, 2010, the Company was requested by certain of its suppliers to settle amounts owed to such suppliers by issuing bills through banks for which the banks undertake to guarantee the Company’s settlement of these amounts at maturity. These bills are interest free with maturity dates of three months from the date of issuance. As a security for the banks undertaking, the Company is required to pay bank charges as well as place a deposit with such banks equivalent to 100% of the bills’ amount at the time of such issuance.

Cash of $408,090 from capital raise was held in escrow for the Company as of September 30, 2010 (Note 16).

4. Other Receivables

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)

Advance to staff	$35,311	$28,542
Advance to branch manager	975,814	395,123
Due from a unrelated party	162,733	585,130
Sundry	10,681	7,331
	1,184,539	1,016,126
Less: allowance for bad debts	(19,659)	(22,833)
	$1,164,880	$993,293

At September 30, 2010 and March 31, 2010, advance to branch manager was the operating and marketing fund for sales offices.

The amount due from unrelated parties is interest-free, unsecured and has no stated terms of repayment.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

Inventories consist of:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)

Raw materials	$2,582,157	$1,678,207
Packaging	405,211	289,188
Finished goods	964,416	593,870
	3,951,784	2,561,265
Less: allowance	-	-
	$3,951,784	$2,561,265

As of September 30, 2010 and March 31, 2010, there was no allowance made for obsolete or slow moving inventory.

6. Advances

Advances consist of:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)
Advances to Tianjin Mengyang Biological Development Co., Ltd, or Tianjin Menyang, formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 18)	$4,265,389	$4,179,284
- purchase of factory and warehouse (Note 18)	11,269,540	11,042,041
- advances for renovation of office building (Note 18)	349,353	342,300
Advanced payment to other suppliers	255,149	1,165,620
Advanced payment for construction in progress (Note 18)	627,118	331,696
Advanced payment for purchasing machinery and equipment (Note 18)	2,215,996	1,920,814
	$18,982,545	$18,981,755
Less: Long-term portion - purchase of factory and warehouse	18,727,396	17,816,135
	$255,149	$1,165,620

The main body construction of office building has been completed as of September 2010. The construction project is under inspection and the completion date is subject to the government conditions (Note 18).

The main body construction of factory and warehouse has been completed as of September 2010. The construction project is in under inspection and the completion date is subject to the government conditions (Note 18).

The construction in progress relates to the construction and installation of central system pipelines. The completion date cannot be estimated because of the exploration work for heritage conducted by the government (Note 18).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)

At cost:
Leasehold improvement	$70,344	$68,924
Plant and buildings	2,238,658	1,708,463
Machinery	3,003,710	2,525,876
Furniture, fixtures and equipment	226,923	202,581
Motor vehicles	331,631	324,936
	5,871,266	4,830,780
Less: accumulated depreciation and amortization	(1,391,452)	(1,096,228)
	$4,479,814	$3,734,552

During the three months and six months ended September 30, 2010, depreciation expenses amounted to $141,744 and $268,341, respectively, among which $117,884 and $220,701 was respectively recorded as cost of sales. $23,860 and $47,640 were recorded as other selling, general and administrative expense for the three months and six months ended September 30, 2010, respectively.

During the three months and six months ended September 30, 2009, depreciation expenses amounted to $83,567 and $176,897, respectively, among which $66,038 and $141,798 was respectively recorded as cost of sales. $17,529 and $35,099 were recorded as other selling, general and administrative expense for the three months and six months ended September 30, 2009, respectively.

8. Prepaid expenses

Prepaid expenses consist of:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)

Slotting fees	$2,668,512	$880,971
Others	116,345	121,523
	$2,784,857	$1,002,494

The prepaid expenses as of September 30, 2010 consist of one-time slotting fees paid to retail shops that are direct customers of the Company’s distributors.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Land use rights

Land use rights consist of:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)

Land use rights	$961,788	$942,372
Less: accumulated amortization	8,015	-
	953,773	942,372
Less: current portion	19,236	18,847
Land use rights, net of current portion	$934,537	$923,525

During the three and six months ended September 30, 2010, amortization expenses amounted to $4,751and $7,893 were recorded as other selling, general and administrative expense, respectively.

During the three and months ended September 30, 2009, amortization expenses amounted to $0 and $0, respectively.

The estimated aggregate amortization expenses for land use rights for the five succeeding fiscal years are as follows:

Remaining of fiscal year ending March 31, 2011	$9,618
2012	19,236
2013	19,236
2014	19,236
2015	19,236
Thereafter	867,211
$953,773

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Short Term Loans

Short-term loans due within one year as of September 30, 2010 and March 31, 2010 consist of the following:

				September 30,	March 31,
				2010	2010
			Interest Rate	(unaudited)	(audited)
Lender	Loan Period	Collateral / Guarantee	per annum

Allied Merit International Investment, Inc.	November 5, 2007 to the completion of first round of fund raising after the reverse merger	-	-	$121,705	$121,705

Shanghai Pudong Development Bank	Renewed on July 30, 2010 and matures on July 31, 2011	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	298,592	292,565

Shanghai Pudong Development Bank	Renewed on July 30, 2010 and matures on July 31, 2011	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	1,194,369	1,170,258

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	895,775	-

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,194,369	-

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,194,369	-

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,194,369	-

China Development Bank Co., Ltd.	December 25, 2009 to December 24, 2010	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	-	1,462,822

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Short Term Loans - Continued

Short-term loans due within one year as of September 30, 2010 and March 31, 2010 consist of the following:

Rural Cooperative Bank of Tianjin	May 22, 2009 to May 21, 2010	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	-	1,462,822

Rural Cooperative Bank of Tianjin	July 3, 2009 to May 21, 2010	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	-	2,194,234

				$6,093,548	$6,704,406

On November 5, 2007, Milkgoat Industrial entered into a loan agreement with Allied Merit International Investment, Inc., or Allied Merit, for an amount of $114,395. The loan represents various professional expenses related to the merger paid by Allied Merit on behalf of Milkgoat Industrial, including $50,000 paid to Tryant in January 2008 as discussed in Note 16. The loan incurred interest at 8% per annum and is due upon the first round of funds raised subsequent to the $1,300,000 fund raised in connection with the merger between Ardmore and Charleston. Pursuant to the agreement, Allied Merit agreed to convert accrued interest into the Company’s common stock at a conversion rate of $2.00 per share. As of September 30, 2010, there was no conversion of accrued interest into the Company’s common stock. Pursuant to an agreement dated June 15, 2009, signed between Milkgoat Industrial and Allied Merit, Allied Merit agreed to waive the previously accrued interest on the loan and no more interest will be accrued in future. During the year ended October 31, 2009, Allied Merit loaned an additional $78,877 to Milkgoat Industrial. As of September 30, 2010, the total amount owed to Allied Merit is $121,705.

On May 22, 2009, the Company entered into a loan agreement with Rural Corporative Bank of Tianjin for RMB10,000,000 (approximately $1,462,822). The annual interest rate is 6.4% and the loan was paid off on May 21, 2010. The loan was guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of RMB150,000 (approximately $22,394) and was amortized in 12 months.

On July 3, 2009, the Company entered into two loan agreements with Rural Corporative Bank of Tianjin for an aggregate amount of RMB15,000,000 (approximately $2,194,234). The annual interest rate is 6.4% and the loans were due and repaid on May 21, 2010. The loans were guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd with a guarantee fee of RMB150,000 (approximately $22,394) and were amortized in 12 months.

On December 14, 2009, the Company entered into two loan agreements with Shanghai Pudong Development Bank for RMB2,000,000 (approximately $298,592) and RMB8,000,000 (approximately $1,194,369), respectively, with an aggregate amount of RMB10,000,000 (approximately $1,492,961). The annual interest rate is 6.4% . On July 30, 2010, the loans were renewed and the extended due date is July 30, 2011. The loans are guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. with a guarantee fee of RMB99,600 (approximately $14,870) and were amortized in 12 months.

On December 25, 2009, the Company entered into a loan agreement with China Development Bank for RMB10,000,000 (approximately $1,462,822). The annual interest rate is 5.8% and the loan is due on December 24, 2010. The loan was repaid on July 14, 2010. The loan was guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.

On April 30, 2010, the Company entered into a loan agreement with SAIF Partners III L.P., or SAIF Partners, pursuant to which the Company borrowed $3 million from SAIF Partners with an interest rate of 12% per annum. SAIF Partners currently owns 1,530,612 shares of the Company’s Series A Preferred Stock with par value $0.001 per share, or the Series A Preferred Stock, which constitute all of the issued and outstanding Series A Preferred Stock of the Company. To secure the repayment by the Company of the loan, the Company’s major shareholder, Global Rock Stone Industrial Ltd, or Global Rock, executed in favor of SAIF Partners a stock pledge agreement, pursuant to which Global Rock pledged 13,024,725 shares of common stock of the Company as security for the obligations of the Company under the loan agreement. The loan was repaid on September 30, 2010.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Short Term Loans - Continued

On June 3, 2010, the Company entered into three loan agreements with Rural Cooperative Bank of Tianjin for RMB8,000,000 (approximately $1,194,369) each. The annual interest rate is 5.8% and the loans are due on June 2, 2011. These loans are guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.

On June 3, 2010, the Company entered into a loan agreement with Rural Cooperative Bank of Tianjin for RMB6,000,000 (approximately $895,775) each. The annual interest rate is 5.8% and is due on June 2, 2011. The loan is guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.

11. Due to Related Parties

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)

Li Liu, a director of the Company, officer and principal shareholder	$3,464,471	$3,394,534
Other shareholders	1,918,267	1,918,267
	5,382,738	5,312,801
Less: Current portion	868,959	-
	$4,513,779	$5,312,801

On June 12, 2009, the former shareholders of Tianjin Yayi before Milkgoat Industrial acquired their interests in Tianjin Yayi on January 15, 2008, or the Original Shareholders, entered into a restructuring agreement whereby the Original Shareholders, upon receipt of RMB30,500,000 (approximately $4,513,779) of dividend payable from Milkgoat Industrial, will give an interest-free loan of the same amount to Tianjin Yayi. The entire amount of dividend has been paid and lent to Tianjin Yayi by the Original Shareholders.

In connection with the restructuring agreement, the Original Shareholders also agreed to reinvest the money received of RMB30,500,000 (approximately $4,513,779) into a subsidiary of Yayi International which will be confirmed as the Company works through relevant regulatory approval process. As the first private placement subsequent to the date of the restructuring agreement has occurred, as of September 30, 2010, the restructuring process has been initiated.

The amount of RMB 5,820,376 (approximately $868,959) due to Li Liu which is unsecured with no stated interest and no stated repayment term is reflected as current liabilities. The amount of RMB 30,500,000 (approximately $4,513,779) is unsecured with no stated interest, and is reflected as non-current liabilities.

12. Long-Term Loans

As of September 30, 2010 and March 31, 2010, the Company has the following long-term loans:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)

Installment loan from Daimler-chrysler Automotive Finance Ltd, interest free, monthly principal and interest payment of $3,402 from February 5, 2010 to August 5, 2011	$38,191	$57,832
Less: current portion	(38,191)	(40,823)
Long-term loans, net of current portion	$-	$17,009

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Income and Other Tax Payables

Income and other tax payables consist of the following:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)

Income tax payable	$(115,264)	$17,585
Value added tax payable	1,459,283	1,295,321
Individual income withholding tax payable	2,511	316
Other tax payables	28,762	24,972
	$1,375,292	$1,338,194

14. Income Tax

The enterprise income tax is reported on a separate entity basis.

United States

The Company was incorporated in Delaware and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the three and six months ended September 30, 2010. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset.

BVI

Milkgoat Industrial was organized in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are subject to PRC income tax. Income tax expense for the three months ended September 30, 2010 and 2009 were $178,720 and $480,333, respectively. Income tax expense for the six months ended September 30, 2010 and 2009 were $314,897 and $1,079,027 respectively.

Effective January 1, 2008, the statutory PRC tax rate is 25%. Therefore, the statutory PRC rate for the three months ended September 30, 2010 and for the year ended March 31, 2010 was both 25%.

The income tax provision consists of the following:

	(unaudited)		(unaudited)
	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Current	$4,058	$475,823	$266,553	$1,075,062
Deferred - non-current	(59,667)	(66,901)	(360,955)	(245,572)
Change in valuation allowance	234,329	71,411	409,299	249,537
	$178,720	$480,333	$314,897	$1,079,027

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Income Tax - Continued

The following is a reconciliation of the tax derived by applying the PRC statutory rate to the earnings before income taxes, and comparing that to the recorded income tax provision (benefit):

	(unaudited)		(unaudited)
	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Tax provision (benefit) at PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Under-accrual in prior years	14.0%	0.3%	101.2%	0.4%
Unrecognized tax benefit of current year tax losses	-0.8%	1.0%	-41.7%	0.5%
Parent company's expenses not subject to PRC tax	-103.5%	2.2%	-385.2%	0.6%
Effective tax rate	-65.3%	28.5%	-300.7%	26.5%

The components of the deferred tax assets and deferred tax liability are as follows:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)
Deferred tax asset for NOL carryforwards - China	162,200	173,000
Deferred tax asset for NOL carryforwards - US	1,765,900	1,618,300
Warrant and stock option expense	1,015,700	743,200
Temporary difference from advertisement	157,793	232,236
Temporary difference from intercompany sales profit	15,371	1,259
Allowance for doubtful accounts receivable	31,138	19,151
	3,148,102	2,787,146
Valuation allowance	(2,943,799)	(2,534,500)
Total deferred tax assets	204,303	252,646

Deferred income taxes have been classified in the consolidated balance sheets as of September 30, 2010 and March 31, 2010 as follows:

	June 30,	March 31,
	2010	2010
	(unaudited)	(audited)
Current assets	$-	$-
Current liability	-	-
Noncurrent assets	204,303	252,646
Net deferred tax assets	$204,303	$252,646

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Income Tax – Continued

The valuation allowance for deferred tax assets as of September 30, 2010 and March 31, 2010 was $2,943,799 and $2,534,500. The change in total allowance for the three months ended September 30, 2010 and 2009 was an increase of $234,329 and $71,411, respectively. The change in total allowance for the six months ended September 30, 2010 and 2009 was an increase of $409,299 and a decrease of $249,537 respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At September 30, 2010, the Company had net operating loss carry forwards for United States Federal and State income tax purposes of approximately $4,307,066, or the NOL carry forwards-US, which were available to offset future US taxable income, if any, through 2029. At September 30, 2010, the Company had net operating loss carry forwards, associated with its subsidiaries Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat, for PRC income tax purposes of approximately $648,682, or the NOL carry forwards – China, which are available to offset future PRC taxable income, if any, until it is fully offset against future taxable income subject to the approval of the Chinese tax authority. Based upon the uncertainty of future US taxable income, the limited operating histories of its subsidiaries, Weinan Milkgoat, Fuping Milkgoat, and Shaanxi Milkgoat, and these subsidiaries’ losses incurred to date, management has fully reserved the deferred tax asset associated with the warrant expense and NOL carry forwards for US and PRC income tax purposes.

The Company adopted the provisions of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”, (codified in FASB) Accounting Standards Codification 740, as of January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with the recognition standards established by FIN 48. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. The Company did not recognize any interest or penalties related to unrecognized tax benefits in the three months and six months ended September 30, 2010 and 2009. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

15. Warrants

Series B Warrants

On June 6, 2008, in consideration for introducing Ardmore to Tianjin Yayi, Ardmore issued to Grand Orient Fortune Investment Ltd., a British Virgin Islands limited liability company and its designees, or collectively, “Grand Orient”, an aggregate of 2,000,000 shares of the Company common stock, valued at $2,200,000 (based on the stock price on June 6, 2008, the date of issuance) and Series B Warrants to acquire 2,148,148 shares of Ardmore’s common stock at an exercise price of $1.08 per share, valued at $1,144,743 as the fair value. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrant with the following assumptions: no dividend yield, expected volatility of 70.31%, and a risk-free interest rate of 2.73% . In determining volatility of the Company’s warrant, the Company used the average volatility of the Company’s stock. These warrants are considered to be indexed to the Company’s own stock accordance with ASC 815-40-15. These warrants are exercisable on a cashless basis and may be exercised through June 2011. The exercise price of these warrants and the number of shares issuable upon their exercise is subject to adjustment upon the occurrence of specified events. Grand Orient was granted piggyback registration rights with respect to these shares and the shares of common stock issuable upon exercise of the Series B Warrants. The fair value of the common stock and Series B Warrants was expensed as merger costs.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Warrants – Continued

Cancellation of shares and Issuance of Series C Warrants

In connection with the merger with Charleston, on June 6, 2008, Ardmore entered into an indemnification agreement with Tryant, pursuant to which Tryant agreed to the cancellation of 325,198 shares of common stock it owned and agreed to, among other things, indemnify Ardmore for one year for breaches of representations and warranties in the merger agreement. In exchange, Ardmore (i) paid Tryant an aggregate of $200,000 (excluding $50,000 that had been previously paid by Milkgoat Industrial and expensed in merger costs), (ii) issued Tryant a note in principal amount of $250,000 (which matured and was paid in August 2008), and (iii) issued Tryant and its designees, Series C Warrants, exercisable on a cashless basis to acquire through June 2011, an aggregate of 185,185 shares of Ardmore common stock at an exercise price of $1.35 per share, valued at $86,367 as the fair value. The exercise price and number of shares issuable upon exercise of these warrants is subject to specified anti-dilution adjustments. Tryant and its designees were granted piggyback rights with respect to the shares of the Company’s common stock it owned prior to these transactions and the shares issuable upon exercise of these Series C Warrants. This transaction in the total amount of $536,367 was reflected as cancellation of common stock for the year ended October 31, 2008.

As of September 30, 2010, 46,794 shares of common stock were issued upon the cashless exercise of 171,185 Series C Warrants.

Convertible Promissory Note and Issuance of Series A Warrants

Contemporaneously with, and as a condition to, the completion of the merger with Charleston on June 6, 2008, Ardmore issued 52 units for an aggregate purchase price of $1,300,000. Each unit consisted of: (i) an 8% convertible promissory note in principal amount of $25,000 and (ii) Ardmore’s Series A Warrants. Interest on these notes is payable at maturity. The notes mature in December 2009 and are unsecured and are convertible, at the holder’s option, into the Company’s common stock at a conversion price of $1.08. The Series A Warrants included in each unit are exercisable (under specified circumstances, on a cashless basis) through June 2011 (subject to extension if, under specified circumstances, the underlying shares are not registered for resale) to acquire 11,575 shares of Ardmore’s common stock at an exercise price equal to the lesser of $1.35 and the Next Round Value. The term “Next Round Value” means the per share dollar value of the securities issued by Ardmore in the first private placement that is effected after the merger, such dollar value to be equal to a fraction, the numerator of which is the aggregate purchase price of the securities sold in such private placement and the denominator of which is the number of shares of common stock (including and after giving effect to the shares of common stock issuable upon exercise or conversion of the securities issued or issuable in such private placement, determined as of the date of the first closing of such private placement), issued in such private placement. The convertible notes and Series A Warrants provide for anti-dilution adjustments upon the occurrence of specified events.

The Series A Warrants that were issued with the convertible notes gave the holders the right to purchase an aggregate of 601,900 shares of Ardmore’s common stock. These warrants were valued at $280,726 as the fair value, and in accordance with ASC 815-40-25, the warrants were classified as equity. The fair value was based on the Black Scholes. In determining volatility of the Company’s warrant, the Company used the average volatility of the Company’s stock. The value of these warrants was recorded as a discount on the convertible notes. The conversion option is deemed to be an embedded derivative which is classified as equity under ASC 815-40-25. The intrinsic value of this embedded derivative is $304,800 and is recorded as a discount on the convertible notes. The original face amount of the convertible notes of $1,300,000 was reduced by the value of the warrants issued ($280,726) and the intrinsic value of the embedded derivative ($304,800), resulting in an initial carrying value of $714,474.

The convertible notes are being accreted to their maturity value of $1,300,000 using the interest method and an effective monthly rate of 5.22% . The discount on the convertible notes was fully accreted on December 6, 2009.

On December 6, 2009, $1,250,000 of the convertible notes plus accrued interest of $150,000 were converted into 1,296,274 shares of common stock. $50,000 of the convertible notes plus accrued interest of $6,000 were paid off in cash on the maturity date.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Warrants – Continued

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

As of September 30, 2010, 23,206 shares of common stock were issued upon the cashless exercise of 40,513 Series A Warrants.

Settlement of Registration Rights Agreement

On November 24, 2009, the Company and the investors entered into a Settlement Agreement, or the Settlement Agreement, to settle the Company’s obligations under the aforementioned registration rights agreement for failure to file a registration statement in accordance with the terms of the registration rights agreement. Pursuant to the Settlement Agreement, each investor is entitled to convert the entire principal amount of and accrued interest on all of the notes it holds into the Company’s common stock at a conversion price of $1.08 per share. In addition, the Company adjusted the Series A and Series D warrant exercise price to $0.98 per share. In December 2009, the Company paid to the investors liquidated damages in the aggregate amount of $140,000, which was accrued as of October 31, 2009, through Wellfleet Partners, Inc., the representative of the investors for pro rata distribution to the investors. The fair value of the reduction in Series A and Series D warrant exercise price totaled $88,500 was recorded as a penalty for the five months ended March 31, 2010.

Upon making such payment, the registration rights agreement, as between the Company and each investor, terminated and all obligations of the Company thereunder are discharged and all claims against the Company arising there from are released.

Series D Warrants and Placement Agent Fee

In connection with the merger with Charleston on June 6, 2008, Ardmore paid the placement agent an aggregate of approximately $104,000 in commissions and approximately $21,000 for expenses for its services in the offering. Ardmore also issued the placement agent and its designees Series D Warrants (which generally have the same terms as the Series A Warrants) to acquire an aggregate of 144,448 shares of common stock. The Series D Warrants were valued at $67,368 as the fair value. Of the total placement agent expense of $192,368, $150,082 was allocated to debt issuance costs and the remaining $41,540 of advisory cost was recorded as an expense. The debt issuance costs are amortized by the interest method over the term of the convertible notes.

For the three months and six months ended September 30, 2010, amortization of debt issuance costs and accretion of debt discount from the warrants and embedded derivatives issued in respect of the merger on June 6, 2008 totaled $0 and $0, respectively. For the three months and six months ended September 30, 2009, amortization of debt issuance costs and accretion of debt discount from the warrants and embedded derivatives issued in respect of the merger on June 6, 2008 totaled $120,516 and $234,275, respectively.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Warrants – Continued

Series D Warrants and Placement Agent Fee - Continued

Each series of warrants issued in respect of the merger were valued using a Black-Scholes model. The following assumptions were used to calculate the fair value of Series B, C, E warrants: dividend yield of 0%, expected volatility of 70.31%, risk-free interest rate of 2.73%, expected life of 3 years, and stock price of $1.10 per share with exercise price of $1.08 -$1.35 per share. Assumptions were used to calculate the fair value of Series A and D warrants: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 0.73%, expected life of 1.5 years, and stock price of $1.4 per share with exercise price of $0.98 per share.

The Company modified the Series A and Series D warrant exercise price to $0.98 per share as a result of the aforementioned settlement of the registration rights agreement. Additional expenses of $71,400 and $17,100, respectively, were recorded as a result of the reduction in Series A and Series D warrant exercise price.

As of September 30, 2010, 84,272 shares of common stock were issued upon the cashless exercises of 119,169 Series D warrants.

16. Issuance of Convertible Notes and Series of Warrants

On September 27, 2010, the Company issued and sold to certain investors 892 units at a purchase price of $10,000 per unit, resulting in gross proceeds of $8.92 million to the Company. Each unit consists of a three-year, 9% convertible promissory note in the principal amount of $10,000, or the 9% Convertible Note and a three-year Series F common stock purchase warrant, or the Series F Warrant, to purchase 1,250 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $2.50 per share.

The 9% Convertible Notes are payable at an interest rate of 9% per annum, payable semiannually in arrears on the last day of the first and third calendar quarters (i.e., March 31 and September 30) commencing March 31, 2011 and mature on September 26, 2013, or the Maturity Date. Except for the secured Indebtedness (as defined in the 9% Convertible Note) of the Company and its subsidiaries in existence on September 27, 2010, the obligations of the Company under the 9% Convertible Notes will rank senior with respect to all existing indebtedness of the Company as of September 27, 2010 and to any and all Indebtedness incurred thereafter. The 9% Convertible Notes are also convertible into shares of common stock at any time prior to the Maturity Date at $2.00 per share, which conversion price is subject to weighted average and other customary anti-dilution protections. At any time after September 26, 2011, the Company may redeem all but not less than all of the outstanding principal amount of any 9% Convertible Notes by payment of 108% of the outstanding principal amount of the 9% Convertible Notes, together with accrued but unpaid interest.

The 9% Convertible Notes contain customary affirmative and negative covenants. The 9% Convertible Notes also contain customary events of default, upon which the holders of the 9% Convertible Notes may declare all outstanding 9% Convertible Notes to be due and payable immediately.

The Series F Warrants issued in connection with the private placement in September 2010 entitle the investors to purchase an aggregate of 1,115,000 shares of common stock at an initial exercise of $2.50 per share, which exercise price is subject to the customary weighted average and stock based anti-dilution protection. The Series F Warrants may be exercised in a cash or cashless way at any time upon the election of the holders until September 26, 2013.

Placement Agent Fee

The Company paid a cash commission of $713,600, which is equal to 8% of the gross proceeds of the financing to the placement agent. In addition, the Company issued Series F Warrants to the designees of the placement agent to purchase an aggregate of 312,200 shares of common stock of the Company at an exercise price of $2.50 per share, as partial compensation for services provided by them in connection with the private placement.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Issuance of Convertible Note and Series of Warrants – Continued

Make Good Escrow Agreement

On September 27, 2010, the Company, a major shareholder of the Company, Global Rock, Euro Pacific Capital, Inc. and Escrow, LLC entered into a make good escrow agreement, or the Make Good Escrow Agreement. Pursuant to the Make Good Escrow Agreement, Global Rock agreed to place a total of 669,000 shares of common stock held by it, which is equal to 15% of the amount of shares of common stock issuable upon conversion of the 9% Convertible Notes, or the Make Good Shares, into escrow to secure certain make good obligations of the Company. In the event that the combined net sales of the Company of both of the fiscal years ending March 31, 2011 and 2012 is less than $125 million, Global Rock will transfer the Make Good Shares to the investors, on a pro rata basis to the extent of shortfall of the actual net sales achieved for the fiscal years ending March 31, 2011 and 2012 compare to the guaranteed net sales of $125 million for no additional consideration. The make-good provision is a derivative instrument. As of September 30, 2010, the Company believed that the guaranteed net sales of $125 million could be achieved. No share is expected to be delivered and therefore the fair value of these escrow shares is deemed to be zero. The Make Good Escrow Agreement will be marked to market every period end using a probability weighted assessment method.

Fair value of the shares was recorded as a discount to the 9% Convertible Notes and will allocate based on effective interest rate method over the term of the 9% Convertible Notes. Amortization commenced on October 1, 2010.

Registration Rights Agreement

In connection with the private placement of September 2010, the Company and the investors entered into a registration rights agreement, or the Registration Rights Agreement, pursuant to which, the Company granted registration rights to holders of registrable securities, which include (i) the shares of common stock issuable upon the conversion of the 9% Convertible Notes, (ii) the Make Good Shares, as applicable, (iii) the shares of common stock issuable upon the exercise of Series F Warrants issued to the investors and the placement agent, and (iv) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event, or any price adjustment as a result of such stock splits, reverse stock splits or similar events with respect to any of the securities referenced in (i) – (iii) above.

Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement on Form S-1, or the Registration Statement, within 30 days after the closing of the private placement, or the Closing, and cause the Registration Statement to be declared effective by the Securities and Exchange Commission with 180 days after the Closing. The Company may be subject to liquidated damages in an amount up to 8% of the aggregate investment amount paid by the investors in the private placement if it is unable to file, obtain and maintain effectiveness of the Registration Statement as required by the Registration Rights Agreement. The Company filed the Registration Statement on October 27, 2010.

Closing Escrow Agreement

On September 27, 2010, the Company also entered into a closing escrow agreement with the placement agent and the escrow agent, or the Closing Escrow Agreement, pursuant to which, among other things, the Company has placed a certain amount of cash received from the private placement, or the Holdback Amount, with the escrow agent, which is sufficient to satisfy the payment to the investors of one semiannual interest payment due on the aggregate principal amount of all 9% Convertible Notes issued in the private placement, which includes accrued interest due on the principal amount of the 9% Convertible Notes from September 27, 2010 through March 31, 2011. If, an event of default (as defined in the 9% Convertible Notes) is declared by the placement agent with respect to a failure by the Company to make a semiannual interest payment to the investors in accordance with the 9% Convertible Notes, the escrow agent will disburse a certain portion of the Holdback Amount to the investors, and within 30 days following the disbursement, the Company will deposit an additional amount equal to the Holdback Amount with the escrow agent to be retained and disbursed. On the Maturity Date or at any time prior to the Maturity Date when 75% of all 9% Convertible Notes have been converted, all remaining funds of the Holdback Amount will be disbursed to the Company.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Issuance of Convertible Note and Series of Warrants - Continued

Accounting for Convertible Notes and Series F Common Stock Warrants

The 9% Convertible Notes and Series F Warrants (issued to both investors and the placement agent) contain ratchet provision which will reduce the conversion and exercise price, based on a formula, if the Company sells or issues securities at a price lower than the conversion or exercise price. The embedded conversion option of the 9% Convertible Notes and the warrants do not meet the test of being indexed only to the Company’s common stock as defined in ASC 815-40-15 because the formula is not based on the market price. Accordingly, the embedded conversion option and warrants are accounted for as derivative liabilities and are required to be re-measured at the end of every reporting period with the change in fair value in the income statement.

The 8% placement agent fee and other offering costs totaled $888,180 and the fair value of the Series F warrants issued to the placement agent of $231,929 are accounted for deferred financing fees. The gross proceeds of $8,920,000 are allocated to the fair value of the Series F warrants issue to the investors of $828,319, fair value of the embedded conversion option of $3,487,233, and the carrying value of the convertible notes of $4,604,447. The fair value of the embedded conversion option is calculated using a Cox-Ross-Rubinstein binomial model with the following assumptions: conversion price of $2.00, risk free interest rate of 0.66%, expected term of 3 years, and a volatility of 130%. The fair value of the warrants is calculated using a Cox-Ross-Rubinstein, or CRR, binomial model with the following assumptions: exercise price of $2.5 per share, risk free interest rate of 0.66%, expected term of 3 years, and a volatility of 130%. The volatility rate is based on the Company’s historical volatility.

The value of the embedded conversion option and the warrants are re-measured at September 30, 2010 using the CRR binomial model with the same assumptions as stated above except for a risk free interest rate of 0.64% . The change in fair value of these derivative liabilities for the three months ended September 30, 2010 totaled $136,887.

The initial carrying value of the convertible notes will be accreted to their redemption value of $8,920,000 over the three year term of the convertible notes at an effective interest rate of 34.77%. Effective interest expense recorded for the three months ended September 30, 2010 is $13,342.

The following table summarizes all of the Company’s warrants outstanding as of September 30, 2010.

	Shares outstanding	Fair Value
Warrants outstanding in respect of the merger:
Series A Warrants	561,387	$441,194
Series B Warrants	2,148,148	1,144,743
Series C Warrants	14,000	6,530
Series D Warrants	25,279	19,866
	2,748,814	1,612,333

Warrants outstanding for extension of maturity date of loan from Allied Merit:
Series E Warrants (Note 10)	250,000	233,547

Warrants outstanding as of September 30, 2010 in respect of issuance of convertible notes:
Series F Warrants issued to the investors	1,115,000	$853,184
Series F Warrants issued to the placement agent	312,200	238,891
	1,427,200	1,092,075

	4,426,014	$2,397,955

			Exercise Price
	Warrant	Vested	per Common
	Shares	Shares	Stock Range
Balance, March 31, 2010	3,202,318	3,202,318	$1.08-$1.35
Granted or vested during the 6 months ended September 30, 2010	1,427,200	1,427,200	$2.50
Exercised during the 6 months ended September 30, 2010	(203,504)	(203,504)	$1.08-$1.35
Expired during the 6 months ended September 30, 2010	-	-	-
Balance, September 30, 2010	4,426,014	4,426,014	$1.08-$2.50

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Warrants
Exercise Prices	at September 30, 2010	Contractual Life (Years)	Currently Exercisable

$0.98-1.35	2,998,814	0.69	$ 1.06
$2.50	1,427,200	2.99	$ 2.50

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Employee Stock Ownership Plan

On May 31, 2010, the Company adopted 2010 Employee Stock Option and Stock Award Plan, or the Plan. Up to 2,359,974 shares of common stock of the Company, par value $0.001 per share may be issued under the Plan. The Plan permits the grant of Nonqualified Stock Options, Restricted Stock, and Incentive Stock to employees, officers, directors, and consultants of the Company and its subsidiaries. The Plan became effective on May 31, 2010 when it was adopted by the Board of Directors but is subject to approval by the stockholders of the Company within twelve months after it.

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

On May 31, 2010, the company also entered into separate Option Agreements under the Plan with certain non-executive employees, pursuant to which the Company granted to these employees options to purchase an aggregate of 842,400 shares of common stock, at an exercise price of $2.25 per share. These options vests evenly over 4 years subject to such employees’ continuing employment with the Company through these dates and meeting the performance goals established by the department manager and/or the Company’s CEO as the case may be subject to the understanding that the Company’s CEO’s assessment shall be final.

These options have been valued at $1,184,979. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 54%, risks free interest rate of 2.75% and expected option life of seven years. The options expire ten years from the date of issuance.

On June 11, 2010, the Company entered into an Option Agreement under the Plan with Mr. Kenneth Lee. Under the terms of the Option Agreement, the Company granted a stock option, at an exercise price at $0.98 per share, to Mr. Lee for the purchase of 707,992 shares of common stock of the Company. According to the Option Agreement, the Option will fully vest after six months from the grant date. Pursuant to the employment arrangement between Mr. Lee and SAIF Partner, Mr. Lee is deemed to hold such option for the benefit of SAIF Partner.

These options have been valued at $951,315, the Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 55%, risk free interest rate of 2.03%, expected term of 5.25 years. All of the options shall vest in one time after six months from the grand date. The options expire ten years from the date of issuance.

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding options as of September 30, 2010:

Options Outstanding
		Number Outstanding		Weighted Average	Weighted Average
Range of	Number Outstanding	Currently	Weighted Average	Exercise Price of	Exercise Price of
Exercise	at September 30,	Exercisable at	Remaining Contractual	Options at	Options Currently
Prices	2010	September 30, 2010	Life (Years)	September 30, 2010	Exercisable

$0.98-2.25	1,906,392	-	9.69	$ 1.78	$ -

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Employee Stock Ownership Plan – Continued

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. Total compensation expense related to the stock options for the three months and six months ended September 30, 2010 was $552,061 and $696,478, respectively. For the three months ended September 30, 2010, $526,885 and $25,176 were recorded as general and administrative expense and cost of goods sold respectively. For the six months ended September 30, 2010, $659,600 and $36,878 were recorded as general and administrative expense and cost of goods sold, respectively. As of September 30, 2010, there was $1,980,954 of unrecognized compensation costs related to unvested share-based compensation arrangements granted under the Plan. There were no options vested during three months ended September 30, 2010.

Expected volatilities utilized in the model are based on average volatility of three comparable companies in the same industry. The risk free interest rate is derived from the U.S. Treasury yield with a remaining term equal to the expected life of the option in effect at the time of the grant. Since the Company has limited option exercise history, it has elected to estimate the expected life of an award based upon the SEC-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.

A summary of the Company’s stock option activity as of September 30, 2010, and changes during the three and six months ended September 30, 2010 is presented in the following table:

Weighted-Average
	Options	Exercise Price

Outstanding at March 31, 2010	-	$-
Granted	1,906,392	1.78
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at September 30, 2010	1,906,392	$1.78

Vested and expected to vest at September 30, 2010	-	$-

Exercisable at September 30, 2010	-	$-

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Commitments and Contingencies

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

As of September 30, 2010, the Company was obligated under operating leases requiring minimum rentals as follows:

Remaining of fiscal year ending March 31, 2011	41,803
2012	86,094
2013	86,592
2014	86,592
2015	86,592
Thereafter	101,023
488,696

For the three months ended September 30, 2010 and 2009, rent expense amounted to $65,305 and $37,413 respectively.

For the six months ended September 30, 2010 and 2009, rent expense amounted to $136,782 and $99,283 respectively.

Purchase of Office Building

On January 15, 2007, the Company signed a sales and purchase agreement with Tianjin Mengyang to buy a four-story office building of an approximate construction area of 7,800 square meters located at Jinghai Industrial Park, or Jinghai Project, for a total consideration of RMB29,640,000 (approximately $4,425,135). Tianjin Mengyang is responsible for renovation of the building. As of July 31, 2009, the Company had advanced a total of RMB 28,570,000 (approximately $4,265,389) to Tianjin Mengyang in connection with this agreement. There is a 3% penalty payable to Tianjin Mengyang for funds not being paid by the Company according to schedule and a 3% penalty payable to the Company by Tianjin Mengyang on the uncompleted portion of the total consideration if the project is not completed and handed over to the Company for use by September 30, 2008. Due to the 2008 Beijing Olympics, the Tianjin municipal government temporarily suspended all existing construction projects; therefore, the estimated completion date of project has been postponed to December 31, 2009. It was agreed between both parties in a supplementary agreement signed on October 12, 2008 that no penalty would be charged to each other for this delay. 50% of the remaining balance, $79,873 (RMB535,000) is due upon receiving the certificate of house property.

As of September 30, 2010, the Company also advanced $349,353 (equivalent to RMB2,340,000) to Tianjin Mengyang for interior renovation of the building. The remaining $349,353 is to be paid upon inspection of the completed renovation project. If the remaining balance is not paid upon completion of the project, Tianjin Mengyang will accrue interest on the remaining balance at the PRC prime interbank rate of 6.03% per annum for a 3 month loan.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Commitments and Contingencies – Continued

Purchase of Factory & Warehouse

On January 15, 2007, the Company signed a factory and warehouse leasing agreement with Tianjin Mengyang to rent a total gross area of 30,165 square meters for an annual rent of RMB8,808,180 (approximately $1,315,027) for 21 years from September 1, 2008 to August 31, 2029. A deposit for six-month in an amount of RMB4,404,000 (approximately $657,500) was paid as of April 30, 2008. The property is located in Jinghai Industrial Park and Tianjin Mengyang is responsible for its construction.

On September 26, 2008, the Company signed a new factory transfer agreement with Tianjin Mengyang that cancelled the factory and warehouse leasing agreement signed on January 15, 2007. The new agreement is to purchase three warehouses and a factory of an approximate construction area of 30,165 square meters situated at Jinghai Industrial Park for a total consideration of RMB90,495,000 (approximately $13,510,548). The rental deposit of RMB4,404,000 (approximately $657,500), paid with respect to the factory and warehouse leasing agreement signed on January 15, 2007, was used to partially offset the total consideration. As of December 31, 2008, the Company paid a total of RMB44,404,000 (approximately $6,629,343) after including the amount of RMB4,404,000 (approximately $657,500) paid originally as deposit for lease.

On January 20, 2009, the Company signed a supplemental agreement with Tianjin Mengyang to postpone the construction completion date to December 31, 2009. Under this supplement agreement, a monthly payment of RMB3,000,000 (approximately $447,888) is due at the end of each month from January 2009 to November 2009, totaling RMB33,000,00 (approximately $4,926,770). Total payment made as of March 31, 2010 was RMB75,484,500 (approximately $11,269,539), among which RMB6,000,000 (approximately $895,776) was paid by offsetting a short term loan due from Tianjin Mengyang. The remaining balance of RMB15,010,500 (approximately $2,241,009) was scheduled to be paid progressively after receiving the inspection report.

On June 12, 2009, the Company signed a supplemental agreement with Tianjin Mengyang under which the parties agreed that the remaining balance for purchase of office building, factory and warehouse should be changed to RMB32,161,000 (approximately $4,801,511). As of September 30, 2010, 50% of the remaining balance, RMB16,080,500 (approximately $2,400,755) was paid on the completion of the main framework of the construction. 25% of the remaining balance, RMB8,040,250 (approximately $1,200,378) is due upon the satisfactory inspection of the construction and transfer of title. The remaining 25% of the balance, RMB8,040,250 (approximately $1,200,378) is due upon receiving the certificate of ownership.

In October 2009, the Company received the main body construction verification report. The total verified area of the office building, factory and warehouse is 39,142 square meters which is 1,177 square meters more than the area stated in the supplemental agreement (37,965 square meters). According to the supplemental agreement, the Company committed to pay more on the additional area built. This resulted in an increase in the costs by RMB2,867,650 (approximately $428,129).

The construction of the main body of office buildings, factory and warehouse had been completed as of September 2010. Tianjin Construction Commission requires the Company to provide the inspection report before the renovation projects could begin. On September 16, 2010, the Chinese State Council issued a “Circular on Further Strengthening the Quality and Safety of Dairy Products No. (2010) 42”, which requires newly established dairy product manufacturing companies to comply with “Rules for Implementation of Regulations on Issuing Infant Formula Milk Powder Production License” which was issued by the Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) in November 2010. The rules tighten the examination criteria of production license and inspection standard of milk product. Therefore, Jinghai Project is subject to more stringent inspection before the inspection report could be issued. Based on the Company’s estimate, the completion date of Jinghai Project would be postponed for at least 6 months.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Commitments and Contingencies – Continued

Purchase of Machinery & Equipment

During the fiscal year ended March 31, 2010, the Company signed two contracts for purchasing machinery and equipment to expand its goat milk powder production lines and liquid goat milk production line, with the total amount of RMB23,349,000 (approximately $3,485,914), among which, RMB12,702,300 (approximately $1,896,403) had been paid as of September 30, 2010. The remaining balance of RMB10,646,700 (approximately $1,589,510) will be paid progressively. The machinery and equipment is expected to be delivered and inspected after the Company receives the final acceptance certificate of Jinghai Project and final payment of 5% is to be paid within 6 months after the approval of final inspection of equipment received.

After March 31, 2010, the Company adopted a new marketing strategy and will not produce the liquid goat milk within two years. Currently the Company is negotiating with one of its liquid goat milk equipment suppliers to terminate one of the contracts for purchase of machinery and equipment. As of September 30, 2010, this equipment supplier had delivered machinery and equipment amounting to RMB1,700,000 (approximately $253,803), and the Company had advanced RMB5,269,500 (approximately $786,716) to the supplier for equipment purchase. The Company signed a memorandum with this supplier for the termination of the contract and transferred the $786,716 to the Company’s other construction project. The Company is still in negotiation stage with the supplier for the potential compensation with approximately 1% of RMB5,269,500 (approximately $786,716) advance to the supplier, which is approximately RMB52,695 (approximately $7,867).

On May 24, 2010, the Company signed a contract for purchasing three laboratory instruments with Tianjin Jinhongji Import & Export Trading Co., Ltd., with the total amount of RMB625,000 (approximately $93,310). The payment will be made in three installments and RMB500,000 (approximately $74,648) had been paid as of September 30, 2010. The remaining balance will be paid progressively after receiving and examining the instruments. The instruments are expected to be received on December 2010.

On May 25, 2010, the Company entered into a construction agreement with Tianjin Jinghai Power Co., Ltd., for the installation of a 10KV-1250KVA substation with a total amount of RMB5,000,000 (approximately $746,480). The payment will be made in three installments and RMB1,000,000 (approximately $149,296) had been paid as of September 30, 2010. The remaining balance will be paid progressively after the completion of the construction and examination. The estimated completion date of the construction is postponed to after the final acceptance certificate of Jinghai Project is received.

On May 26, 2010, the Company signed a contract with Tianjin Jinquan Co., Ltd. for the GMP Cleaning Workshop Installation with the total amount of RMB3,000,000 (approximately $447,888). The payment will be made in three installments and 50% of the total cost, RMB1,500,000 (approximately $223,944) had been paid as of September 30, 2010. The remaining balance will be paid progressively after the completion of the construction and examination. The estimated completion date of the construction is postponed to after the final acceptance certificate of Jinghai Project is received.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Commitments and Contingencies – Continued

Construction in progress of goat farm facilities

As of September 30, 2010 the Company had agreements with two construction companies, Zhuangli Construction Team, or Zhuangli, and Fuping County Qinzheng Construction Engineering Corporation, or Qinzheng, for the construction of farm facilities with the total amount of RMB17,260,000 (approximately $2,576,850). In September 2009, the Company signed an supplementary agreement with Qinzheng for reducing the total amount of costs by RMB1,900,000 (approximately $283,663) due to the changes of construction location. As of March 31, 2010, Qinzheng refunded RMB1,900,000 (approximately $283,663) to the Company, and the Company had paid RMB11,962,000 (approximately $1,785,880) to these two construction. The remaining balance of RMB3,398,000 (approximately $507,308) will be paid progressively. The final payment of 25% of Zhuangli is due one year after the construction is approved and accepted. The remaining balance for the construction by Qinzheng will be paid progressively and final payment of 10% is due one year after the construction is approved and accepted. Due to the heightened inspection of milk product by the local government, the Company decided to postpone the installation of equipment to January 2011.

The Company signed an agreement with Zhuangli for the construction of goat milking stations with the total amount of RMB3,300,000 (approximately $492,677), among which, RMB3,140,000 (approximately $468,790) had been paid as of September 30, 2010. The remaining balance of RMB160,000 (approximately $23,887) is due one year after the construction is approved and accepted. Due to the heightened inspection of milk product by the local government, the Company decided to postpone the date for installing equipment to January 2011.

Purchase of Raw Material

The Company has written agreements with 18 village committees for the purchase of goat milk and goat placenta to ensure the steady supply of its raw materials.

The details of agreements are listed as follows and the Company is obligated under the purchase agreements requiring minimum purchases as follows:

Tons

Remaining of the fiscal year ending March 31, 2011	1,390
2012	2,184
2013	3,280
2014	3,608
2015	3,969
Thereafter	-
14,431

The price for the goat milk and goat placenta is determined by the market. As of September 30, 2010, the market price for the goat milk and goat placenta was RMB3,430 (approximately $512) per ton.

Purchase of Goat Milk Powder

In August 2009, the Company entered into agreements with 3 suppliers for purchase of a total of 420 ton goat milk powder. Total purchase commitment is RMB9,828,000 (approximately $1,467,282). As of September 30, 2010, the Company has prepaid RMB3,931,200 (approximately $586,913) of the contract amount in which RMB3,292,000 (approximately $491,483) of powder was received as of September 30, 2010; the remaining contract amount of RMB5,896,800 (approximately $880,369) is due to be paid. Included in the remaining contract amount, RMB647,800 (approximately $96,714) was already recognized as of September 30,2010 as accounts payable as the equivalent amount of powder was received as of September 30, 2010. The contracts had expired as of September 2010, and the new agreement does not specify the volume for purchase of goat milk powder and the price depends on the market price.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Commitments and Contingencies – Continued

Land Use Rights Agreement

On July 25, 2008, the Company entered into an agreement with the Government of Linwei District of Weinan City, or the Government, pursuant to which the Company is to build a 30,000 square meter goat milk processing facility in one of the Government’s industrial parks. The construction project is estimated to cost approximately RMB130,000,000 (approximately $19,408,489), which includes fixed assets investment of approximately RMB80,000,000 (approximately $11,943,686) and working capital of approximately RMB50,000,000 (approximately $7,464,803). In connection with this agreement, the Government will transfer land use rights of approximately 67,000 square meter to the Company for 50 years for RMB6,800,000 (approximately $1,015,213). Pursuant to a supplemental agreement entered into on September 16, 2008 with the Government, the Company is required to commence construction within six months of the date of the supplemental agreement. Subsequent to January 31, 2009, the Company reached a verbal agreement with the Government to extend the commencement date of the construction to no later than May 31, 2009. As of October 31, 2009, the Company has obtained the related approval documents from the Government to begin construction. In accordance with the supplemental agreement, the Company paid RMB1,000,000 (approximately $149,296) for part of the consideration of the land use rights. According to the land survey from the Government, the remaining balance has been revised from RMB5,800,000 (approximately $865,917) to RMB5,442,150 (approximately $812,492) and the remaining balance was paid on November 24, 2009. The Company has received the certificate on land use right from the local government and the Company is now inviting tenders for the construction. Amortization is provided over estimated useful life of 50 years.

Installation of central system pipelines

On October 28, 2009, Shaanxi Milkgoat entered into a Project Installation Agreement, or the Installation Agreement, with Heilongjiang Tianhong Food Equipment Co., Ltd., or Heilongjiang Tianhong, which provided for, among others, and install all the process pipelines and the central system pipelines at Shaanxi Milkgoat’s new joint production facility. Pursuant to the Installation Agreement, Shaanxi Milkgoat agreed to pay Heilongjiang Tianhong an aggregate of RMB 12,535,000 (approximately $1,871,426) in five installments for the service that Heilongjiang Tianhong will provide. According to the agreement, the first 30% of the consideration, RMB3,760,500 (approximately $561,428) is the first installment. RMB2,400,000 (approximately $358,311) had been paid as of October 31, 2009 and the rest of the first installment, RMB1,360,500 (approximately $203,117) was paid on November 30, 2009. The second 30% of the consideration is expected to be paid within seven days after the beginning of installation, 10% of it, RMB1,253,500 (approximately $187,143) is expected to be paid within ten days after the completion of installation, 25% of it, RMB3,133,750 (approximately $467,857) is expected to be paid in within ten days after the inspection of installation and the rest of 5%, RMB626,750 (approximately $93,570) is expected to be paid one year after the inspection of installation. Heilongjiang Tianhong agreed to complete the installation within 90 days after Shaanxi Milkgoat provides to Heilongjiang Tianhong an appropriate construction site for the installation according to the Installation Agreement. The estimated completion date of installation cannot be determined as the Chinese government is conducting exploration work for the discovered ancient artifacts on the site and the installation is now put on hold until the exploration work is completed.

19. Concentrations, Risks, and Uncertainties

The Company did not have any customer constituting greater than 10% of net sales for the three and six months ended September 30, 2010 and 2009.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

The Company did not have any concentrations of business with suppliers constituting greater than 10% of the Company’s purchasing volume for the three and six months ended September 30, 2010 and 2009, respectively.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20. Operating Risk

Interest rate risk

The interest rates and terms of repayment of bank and other borrowings are disclosed in Note 10 and Note 12. Other financial assets and liabilities do not have material interest rate risk.

Foreign currency risk

Most of the transactions of the Company were settled in RMB and U.S.$. In the opinion of the directors, the Company does not have significant foreign currency risk exposure.

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

21. Series A Redeemable Convertible Preferred Stock

Series A Redeemable Convertible Preferred Stock

On June 18, 2009, the Company entered into a series A preferred stock purchase agreement, or the Stock Purchase Agreement, where it issued and sold to SAIF Partners 1,530,612 shares of the Company’s Series A Preferred Stock, par value $0.001 per share, or the Series A Redeemable Convertible Preferred Stock, at a price per share of $9.80 for an aggregate purchase price of $15.0 million. The Series A Redeemable Convertible Preferred Stock is convertible into the Company’s common stock, at the option of the holder at any time, at an initial conversion price at $0.98 per share, which conversion price is subject to stock split, recapitalization and other anti-dilution protection, as well as adjustments based on the Company’s financial performance.

On June 16, 2009, the Company filed a Certificate of Designation of Series A Preferred Stock with the Secretary of State of the State of Delaware, or the Certificate, which became effective upon filing. Pursuant to the Certificate, there are 1,530,612 shares of Series A Redeemable Convertible Preferred Stock authorized.

Dividends and Liquidation Rights

The holders of the Series A Redeemable Convertible Preferred Stock are entitled to receive non-cumulative dividends prior and in preference to any declaration or payment of dividend on the Company’s common stock, at the rate of 10% of $9.80 per share per annum, when, as and if declared by the Board of Directors of the Company. In the event of the Company’s Liquidation Event, as defined in the Certificate, the holders of the Series A Redeemable Convertible Preferred Stock will be entitled to receive, prior to any distribution to holders of the common stock, an amount per share equal to the sum of (i) $9.80 plus an annualized internal rate of return of 15% for the period from the issuance date of the Series A Redeemable Convertible Preferred Stock to the date when the full payment is made and (ii) an amount equal to all declared but unpaid dividends for each outstanding share of Series A Redeemable Convertible Preferred Stock, subject to stock split, stock dividend, recapitalization or other similar events as provided for in the Certificate.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21. Series A Redeemable Convertible Preferred Stock - Continued

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

Redemption

At any time and from time to time after June 30, 2012, the holders of not less than a majority of the then outstanding Series A Redeemable Convertible Preferred Stock have the right to request the Company to redeem all of the then outstanding shares of Series A Redeemable Convertible Preferred Stock in cash, if the following qualified events has not occurred: (i) the Company’s shares of common stock or American Depository Shares representing shares of the common stock are listed on the New York Stock Exchange or the NASDAQ Global Market, and (ii) the closing market price of such listing securities represents a price of no less than $4.25 per share of common stock, subject to adjustment, in any consecutive 30-trading-day period. The per share redemption amount is equal to the sum of (i) the purchase price of $9.8 per share plus an internal rate of return of 25% for the period from the issuance date of the Series A Redeemable Convertible Preferred Stock to the redemption date, and (ii) an amount equal to all declared but unpaid dividends for each outstanding share of Series A Redeemable Convertible Preferred Stock. As of September 30, 2010, the aggregate redemption amount is $19,818,490 (1,530,612 shares x $9.8 x (1+25% / 365 days x 469 days)).

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22. Subsequent Event

On October 18, 2010, Milkgoat Industrial contributed $1,500,000 to Tianjin Yayi as the first installment for the increase of Tianjin Yayi’s registered capital.

On November 4, 2010, Tianjin Yayi entered into a working capital loan agreement with Tianjin Bank, Shaoxing Dao Branch, or Tianjin Bank, pursuant to which, Tianjin Bank loaned to Tianjin Yayi RMB20, 000,000 (approximately $2,991,862) to purchase raw materials. The loan has a term of 12 months and expires on November 3, 2011. The fixed annual interest rate of the loan is 6.672% . Under the terms of the loan agreement, Tianjin Yayi is subject to customary affirmative and negative covenants. The loan may be accelerated and Tianjin Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments timely, a failure to comply with other covenants and certain events of bankruptcy. On November 5, 2010, RMB15, 000,000 (approximately $2,246,922) was disbursed to Tianjin Yayi, and the remaining RMB 5,000,000 (approximately $744,940) is expected to be disbursed to Tianjin Yayi in January 2011.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Transition Report on Form 10-K for the five months ended March 31, 2010 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

In this report, unless indicated otherwise:

  “BVI” refers to the British Virgin Islands;
  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China;
  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended
  “Fuping Milkgoat” refers to Fuping Milkgoat Dairy Co., Ltd., a company organized under the laws of the People’s Republic of China;
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
  “we,” “us,” “our company,” “our” and “Yayi” refer to the combined business of Yayi International Inc. and/or its consolidated subsidiaries, as the case may be; and
  “Weinan Milkgoat” refers to Weinan Milkgoat Production Co., Limited, a company organized under the laws of the People’s Republic of China.

Overview of Our Business

We are the first and a leading producer and distributor of premium goat milk formula products for infants, toddlers, young children, and adults in China. Our current formula product lines are targeted at the premium segment of the dairy market and health-conscious consumers. Headquartered in Tianjin, we sell and distribute our products through a nationwide network of retail points across China in 23 provinces and municipalities including domestic and multinational supermarkets, infant-maternity chain stores, and drug stores, as well as catalogue sales and a dedicated online store at Taobao.com. We are vertically integrated and source raw goat milk from our proprietary dairy farms as well as neighboring goat dairy farmers on a long-term contract basis in milk collection centers, which helps us maintain quality control.

We have restructured our original product portfolio of dozens of products and specifications and refined our marketing strategy. Our new product portfolio consists of ten formula products under the “Milkgoat” brand with two package sizes of 600 and 365 grams with upgraded formula. We sell and distribute our products through a network of approximately 3,800 retail points including infant-maternity chain stores, domestic and multinational supermarkets and drug stores, as well as catalogue sales across China. We sell most of our products to more than 200 distributors, who in turn sell our products to the retail points. The distributors are located in 23 provinces in China. In addition, since the end of September 2010, we have been selling our products with a 365-gram package size to the infant-maternity retail stores directly. We expect such new sales strategy to help further strengthen our market presence in this distribution channel.

Recent Development

On October 18, 2010, Tianjin Yayi increased its registered capital by RMB 20,100,000 (approximately $3,022,102) to RMB 118,100,000 (approximately $17,756,728).

Second Quarter Financial Performance Highlights

We experienced strong demand for our new goat milk powder products during the second fiscal quarter ended September 30, 2010, which resulted in growth in our revenues.

The following shows financial highlights for the fiscal quarter ended September 30, 2010:

  Net Sales: Net sales for the three months ended September 30, 2010 were approximately $8.4 million, an increase of 53.5% sequentially from the three months ended September 30, 2009.
  Gross Margin: Gross margin was 65.8% for the three months ended September 30, 2010, as compared to 68.9% for the three months ended September 30, 2009.
  Operating Profit: Operating profit was approximately $0.1 million for the three months ended September 30, 2010, a decrease of $1.8 million as compared to the three months ended September 30, 2009.
  Net Loss: Net loss was approximately $0.5 million for the three months ended September 30, 2010, as compared to net income of approximately $1.2 million for the three months ended September 30, 2009.
  Earnings per Share: Fully diluted earnings per share was $(0.02) for the three months ended September 30, 2010.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Three Months Ended
	September 30
	2010	2009	change	variance

Net Sales	$8,413,837	$5,481,604	$2,932,233	53.5%
Cost of goods sold	(2,874,931)	(1,704,397)	(1,170,534)	68.7%
Gross profit	5,538,906	3,777,207	1,761,699	46.6%
Operating expenses
Sales and marketing expenses	(4,186,627)	(1,375,495)	(2,811,132)	204.4%
General and administrative expenses	(1,206,659)	(439,724)	(766,935)	174.4%
Income from continuing operations	145,620	1,961,988	(1,816,368)	(92.6%	)
Other expenses, net	(419,418)	(276,442)	(142,976)	51.7%
Income tax expense	(178,720)	(480,333)	301,613	(62.8%	)
Net (loss) income attributable to Yayi International Inc.	(452,518)	1,205,213	(1,657,731)	(137.5%	)

Net Sales. Our net sales are generated from sales of premium goat milk formula products. Net sales for the three months ended September 30, 2010 were approximately $8.4 million, an increase of 53.5% from the three months ended September 30, 2009. This increase was primarily due to the increase in the unit sales price and sales volume. The unit sales price increased by 31.8% from $19,579 to $25,811 per ton, mainly due to an upgrade of formula and the increased price of main raw materials. The sales volume increased by 16.4% mainly due to our promotion activities. On September 21, 2010, we launched the 365-gram package size products, which are primarily sold in infant-maternity stores. The 365g package size products include three types of products: 365-gram package for the infants of 0-6 months, infants of 6-12 months and the toddlers. The price of the 365-gram package is half of the price of the 600-gram package. We sell the products directly to the infant-maternity stores in order to increase profit of the infant-maternity stores and expand our market share. On January 22, 2010, we held a nationwide distributor conference after we co-hosted the "China Goat Milk Industry Development Summit" in the Great Hall of the People in Beijing. Since our distributor conference, we have signed sales contracts with distributors with an aggregate expected sales value of approximately $76 million (including VAT) as of November 7, 2010.

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the three months ended September 30, 2010 was approximately $2.9 million, an increase of 68.7% from the three months ended September 30, 2009, primarily due to the increase in net sales and cost of giveaways that we distributed to potential customers as gifts for promotion purposes. The unit cost increased by 44.9%, from $6,088 per ton to $8,820 per ton. The giveaway cost increased by 201.8% to $0.3 million from $0.1 million for the three months ended September 30, 2009. As part of our new products marketing strategy, our sales people distributed goat milk powder tasting bags to potential customers in supermarkets to attract more customers and we provided promotional products to purchasers of our new products.

Gross Profit. Our gross profit is equal to the difference between our net sales and our cost of goods sold. Gross profit for the three months ended September 30, 2010 was approximately $5.5 million, an increase of 46.6% from the three months ended September 30, 2009. Our gross margin for the three months ended September 30, 2010 decreased to 65.8% from 68.9% for the three months ended September 30, 2009. The decrease in gross margin is mainly due to the slotting fees paid to supermarkets and giveaway costs.

Operating expenses. Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating and administrative expenses increased by approximately $3.6 million to $5.4 million or 197.1% from the three months ended September 30, 2009. Following is a discussion of the reasons for this increase broken down by category of operating expense:

Sales and marketing expenses. For the three months ended September 30, 2010, sales and marketing expenses increased approximately 204.4% to $4.2 million from $1.4 million for the three months ended September 30, 2009. The increase was primarily attributable to a large increase in advertising and promotion expenses and temporary promoters’ wages. Advertising and promotional expenses for the three months ended September 30, 2010 was approximately $2.9 million, an increase of 398.3% from the three months ended September 30, 2009. Promotional expenses were approximately $2.7 million for the three months ended September 30, 2010, an increase of 490.3% compared with $0.5 million for the three months ended September 30, 2009, which is mainly due to our sales road show program across 23 provinces and municipalities for new products launching. Advertising expenses were approximately $0.2 million for the three months ended September 30, 2010, an increase of 70.3% compared with $0.1 million for the three months ended September 30, 2009. The primary reason for the increase was that we launched our television advertisement campaign on China Central Television Channel 2 (CCTV-2) to promote the new product portfolio nationwide. We believe that our investment in sales and marketing to build our “Milkgoat” brand as well as further strengthen our distribution capability will bring substantial, tangible benefits in terms of increase in our net sales going forward.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2010 increased by 174.4% to $ 1.2 million from $ 0.4 million for the three months ended September 30, 2009. It was primarily attributable to the $0.5 million for stock options granted to key employees and certain directors in June 2010, as well as the increased staff cost of $0.2 million for new senior managers and increased compensation of our CEO and other senior managers.

Other expenses. Our other expenses consist primarily of interest and finance cost. Other expenses increased by approximately $0.14 million, or 51.7%, primarily attributable to the interest payment for the $3 million loan we borrowed from SAIF Partners III L.P., or SAIF Partners, and the increased costs for changes in fair value of derivative liabilities related to the $8.9 million convertible notes we issued to certain investors in connection with the private placement transaction as described below.

Income Tax. Our income tax in the three months ended September 30, 2010 decreased by 62.8%, from approximately $0.5 million in the three months ended September 30, 2009 to approximately $0.2 million in the three months ended September 30, 2010. The decrease was primarily attributable to the decrease in income before tax in the three months ended September 30, 2010.

Net Income. As a result of the factors described above, net loss attributable to Yayi International Inc. was approximately $0.5 million in the three months ended September 30, 2010 as compared to net income of approximately $1.2 million the three months ended September 30, 2009.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Six Months Ended
	September 30
	2010	2009	change	variance

Net Sales	$16,024,103	$12,864,383	$3,159,720	24.6%
Cost of goods sold	(5,555,168)	(4,223,079)	(1,332,089)	31.5%
Gross profit	10,468,935	8,641,304	1,827,631	21.1%
Operating expenses
Sales and marketing expenses	(7,745,793)	(2,834,819)	(4,910,974)	173.2%
General and administrative expenses	(2,238,185)	(1,164,225)	(1,073,960)	92.2%
Income from continuing operations	484,957	4,642,260	(4,157,303)	(89.6%	)
Other expenses, net	(589,680)	(575,008)	(14,672)	2.6%
Income tax expense	(314,897)	(1,079,027)	764,130	(70.8%	)
Net (loss) income attributable to Yayi International Inc.	(419,620)	2,988,225	(3,407,845)	(114.0%	)

Net Sales. Net sales for the six months ended September 30, 2010 were approximately $16.0 million, an increase of 24.6% from the six months ended September 30, 2009. This increase was primarily due to an increase in the unit sales price. The unit sales price increased by 30.7% from $20,019 to $26,163 per ton, mainly due to an upgrade of formula and the increased prices of main raw materials. Furthermore, the Company has been able to achieve higher net sales from the current only 10 SKU (stock keeping unit) product lines versus 58 SKU product lines for the same period last year. On September 21, 2010, we launched the 365-gram package size products, which are primarily sold in infant-maternity stores. We sell these products directly to the infant-maternity stores in order to expand our market share.

Cost of goods sold. Cost of goods sold for the six months ended September 30, 2010 was approximately $5.6 million, an increase of 31.5% from the six months ended September 30, 2009, primarily due to the goat milk powder tasting bags and promotional products that we distributed to potential customers as gifts for promotion purposes and increased raw material prices. The unit cost increased by 38.0% from $6,572 per ton to $9,070 per ton. The giveaway cost increased by 103.0% to $0.7 million from $0.3 million for the six months ended September 30, 2009. As part of our new marketing strategy, our sales people distributed goat milk powder tasting bags to potential customers in supermarkets to attract more customers and we provided promotional products to purchasers of our new products..

Gross Profit. Gross profit for the six months ended September 30, 2010 was approximately $10.5 million, an increase of 21.1% from the six months ended September 30, 2009. Our gross margin for the six months ended September 30, 2010 decreased to 65.3% from 67.2% for the six months ended September 30, 2009. The decrease in gross margin is mainly due to the slotting fees paid to supermarkets and giveaway costs.

Operating expenses. Our total operating and administrative expenses for the six months ended September 30, 2010 increased by approximately $6.0 million to $10.0 million or 149.7% from the six months ended September 30, 2009. Following is a discussion of the reasons for this increase broken down by category of operating expense:

Sales and marketing expenses. For the six months ended September 30, 2010, sales and marketing expenses increased approximately 173.2% to $7.7 million from $2.8 million for the six months ended September 30, 2009. The increase was primarily attributable to a large increase in advertising and promotion expenses and temporary promoters’ salaries. Advertising and promotional expenses for the six months ended September 30, 2010 was approximately $5.4 million, an increase of 520.1% from the six months ended September 30, 2009. Promotional expenses were approximately $3.5 million for the six months ended September 30, 2010, an increase of 437.4% compared with $0.6 million for the six months ended September 30, 2009, which is mainly due to our sales road show program across 23 provinces and municipalities for new products launching. Advertising expenses were approximately $1.9 million for the six months ended September 30, 2010, an increase of 764.8% compared with $0.2 million for the six months ended September 30, 2009. The primary reason for the increase was that we launched our new television advertisement campaign on CCTV-1 & CCTV-2 to promote the new product portfolio nationwide. We believe that our investment in sales and marketing for building our “Milkgoat” brand as well as further strengthening our distribution capability will bring substantial, tangible benefits in terms of increase in our net sales going forward.

General and administrative expenses. General and administrative expenses for the six months ended September 30, 2010 increased by 92.2% to $2.2 million from $1.2 million for the six months ended September 30, 2009. It was primarily attributable to $0.7 million for the stock options granted to key employees and certain directors in June 2010, as well as the increased staff cost of $$0.3 million for new senior managers and the increased compensation of our CEO and other senior managers.

Other expenses. Other expenses increased by approximately $0.01 million, or 2.6%, primarily because the increase in changes in fair value of derivative liabilities.

Income Tax. Our income tax in the six months ended September 30, 2010 decreased by 70.8%, from an expense of approximately $1.1 million in the six months ended September 30, 2009 to an expense of approximately $0.3 million in the six months ended September 30, 2010. The decrease was primarily attributable to the decrease in income before tax in the six months ended September 30, 2010.

Net Income. As a result of the factors described above, net loss attributable to Yayi International Inc. was approximately $0.4 million in the six months ended September 30, 2010 as compared to net income of $3.0 million in the six months ended September 30, 2009.

Three Months Ended September 30, 2010 Compared to Three Months Ended June 30, 2010

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Three Months Ended
	September 30	June 30
	2010	2010	change	variance

Net Sales	$8,413,837	$7,610,266	$803,571	10.6%
Cost of goods sold	(2,874,931)	(2,680,237)	(194,694)	7.3%
Gross profit	5,538,906	4,930,029	608,877	12.4%
Operating expenses
Sales and marketing expenses	(4,186,627)	(3,559,166)	(627,461)	17.6%
General and administrative expenses	(1,206,659)	(1,031,526)	(175,133)	17.0%
Income from continuing operations	145,620	339,337	(193,717)	(57.1%	)
Other expenses, net	(419,418)	(170,262)	(249,156)	146.3%
Income tax expense	(178,720)	(136,177)	(42,543)	31.2%
Net (loss) income attributable to Yayi International Inc.	(452,518)	32,898	(485,416)	(1475.5%	)

Net Sales. Net sales for the three months ended September 30, 2010 were approximately $8.4 million, an increase of 10.6% from the three months ended June 30, 2010. This increase was primarily due to the increase in sales volume which was partially offset by the decrease in average unit sales price. Our sales volume increased by 13.8%, which is mainly due to our promotion activities. The average unit sales price decreased by 2.8% from $26,563 to $25,811 per ton, mainly due to the increased sales of products with lower unit prices. Due to the expanded sales channels of supermarkets, the sales volume of our adults series products increased significantly, but the unit prices of adults series products were lower than the infant-maternity series products. On September 21, 2010, we launched the sales of our 365-gram package size products, which are primarily sold in infant-maternity stores. We sell the products directly to the infant-maternity stores in order to expand our market shares.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2010 was approximately $2.9 million, an increase of 7.3% from the three months ended June 30, 2010, primarily due to the increase in net sales which was partially offset by the decrease of giveaway cost. The unit cost decreased by 5.7%, from $9,355 per ton to $8,820 per ton. The giveaway cost decreased by 30.1% to $0.3 million from $0.4 million for the three months ended June 30, 2010. As our stock of products with original package size decreased, we distributed more 20g goat milk powder tasting bags for promotion to replace the “buy a new one and get an old one free” promotion strategy, which resulted in the decrease in cost of goods sold and the increase in sales expenses.

Gross Profit. Gross profit for the three months ended September 30, 2010 was approximately $ 5.5 million, an increase of 12.4% from the three months ended June 30, 2010. Our gross margin for the three months ended September 30, 2010 increased to 65.8% from 64.8% for the three months ended June 30, 2010, which is mainly due to the decrease of giveaway cost compared with the three months ended June 30, 2010.

Operating expenses. Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating and administrative expenses increased by approximately $0.8 million to $5.4 million or 17.5% from the three months ended June 30, 2010. Following is a discussion of the reasons for this increase broken down by category of operating expense:

Sales and marketing expenses. For the three months ended September 30, 2010, sales and marketing expenses increased approximately 17.6% to $ 4.2 million from $ 3.6 million for the three months ended June 30, 2010. The increase was primarily attributable to the increase in promotion expenses and temporary promoters’ salaries, which were partially offset by the decrease in advertising expenses. Promotional expenses were approximately $2.0 million for the three months ended September 30, 2010, an increase of 256.9% compared with $0.8 million for the three months ended June 30, 2010, which is mainly due to our sales road show program across 23 provinces and municipalities for new products launching. Advertising expenses were approximately $0.2 million for the three months ended September 30, 2010, a decrease of 86.9% compared with $1.7 million for the three months ended June 30, 2010. The primary reason for the decrease was that we changed our television advertisement campaign from CCTV-1 to CCTV-2 during the three months ended September 30, 2010 to focus our advertising on consumer groups with higher income, better education background, stronger brand awareness and higher consumption capacity. We believe that our investment in sales and marketing to build our “Milkgoat” brand as well as further strengthen our distribution capability will bring substantial, tangible benefits in terms of increase in our net sales going forward.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2010 increased by 17.0% to $1.2 million from $1.0 million for the three months ended June 30, 2010. It was primarily attributable to the stock options granted to key employees and certain directors in June 2010, which was partially offset by the decrease in miscellaneous expenses.

Other expenses. Other expenses increased by approximately $0.2 million, or 146.3%, primarily due to the interest payment of $3 million loan from SAIF, changes in fair value of derivative liabilities and amortization of deferred issue cost related to $8.92 million convertible notes we issued to certain investors in September 2010 as described below.

Income Tax. Our income tax in the three months ended September 30, 2010 increased by 31.2%, from approximately $0.1 million in the three months ended June 30, 2010 to approximately $0.2 million in the three months ended September 30, 2010. The increase was primarily attributable to the reversal of deferred tax assets related to the reversal of advertising expenses which exceeded PRC income tax limit.

Net Income. As a result of the factors described above, net loss attributable to Yayi International Inc. was approximately $0.5 million in the three months ended September 30, 2010 as compared to net income of approximately $ 0.03 million in the three months ended June 30, 2010. Excluding stock option expenses, change in fair value of derivative liabilities and deferred issue cost related to $8.92 million convertible notes, our net income was approximately $ 0.3 million, an increase of 58.5% from $ 0.2 million for the adjusted three months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had cash and cash equivalents of approximately $7.6 million and working capital of approximately $12.4 million.

We intend to, and are in the process of, expanding our administrative and production facilities to meet our current needs and anticipated increased demand for our products. In connection therewith, we plan to spend approximately $18.2 million during the fiscal years ending March 31, 2011 and 2012 ($8.5 million during the fiscal year ending March 31, 2011 and $9.7 million during the fiscal year ended March 31, 2012). The aggregate amount of $18.2 million in capital expenditure is mainly used for the following items:

  the purchase of machinery and equipment for the new powder processing plant in Weinan, Shaanxi and machinery and equipment in Fuping, Shaanxi with the capital expenditure of $9.6 million;
  the purchase of livestock, the construction of goat farms and goat milk collection stations in an amount of $2.4 million;
  the packing equipment purchase and renovation of the office and staff apartment building in Jinghai, Tianjin in an amount of $5.1 million; and
  the purchase of information technology equipment and system in an amount of $1.1 million.

On June 3, 2010, we renewed our loans from Tianjin Rural Cooperative Bank, Kexin Branch, or Rural Bank, by entering into four separate short-term loan agreements with Rural Bank. Pursuant to the short-term loan agreements, Rural Bank agreed to loan to the Company an aggregate RMB 30,000,000 (approximately $4,400,000) for the use as working capital. The loan has a monthly interest rate of 0.48675% and the interests must be paid on a quarterly basis on the 20th of the last month of each quarter. The loan expires on June 2, 2011 but can be renewed upon the written consent by Rural Bank. Under the terms of the loan agreements, we are subject to customary affirmative and negative covenants. The loan may be accelerated and Rural Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy.

On July 30, 2010, Tianjin Yayi renewed a loan of RMB 10,000,000 (approximately $1,469,000) from Shanghai Pudong Development Bank, Tianjin Branch, or Pudong Bank, for use as working capital. The loan has an annual interest rate of 6.372% and the interest must be paid on a quarterly basis on the 20th of the last month of each quarter. Under the terms of the loan agreement, Tianjin Yayi is subject to customary affirmative and negative covenants. The loan may be accelerated and Pudong Bank may demand immediate payment of the principal and accrued interest upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy.

On September 27, 2010, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with 119 U.S. accredited investors, or the PIPE Investors, and Euro Pacific Capital, Inc., as representative of the PIPE Investors, pursuant to which we issued and sold to the PIPE Investors 892 units at a purchase price of $10,000 per unit, resulting in gross proceeds of $8.92 million to us. Each unit consists of a three-year, 9% convertible promissory note in the principal amount of $10,000, or the Convertible Note, and a three-year Series F Warrant, to purchase 1,250 shares of our common stock at an exercise price of $2.50 per share. The Convertible Notes are payable at an interest rate of 9% per annum, payable semiannually in arrears on the last day of the first and third calendar quarters commencing March 31, 2011 and mature on September 26, 2013, or the Maturity Date. The Convertible Notes are also convertible into shares of our common stock at any time prior to the Maturity Date at $2.00 per share, which conversion price is subject to weighted average and other customary anti-dilution protections. See our Current Report on Form 8-K filed on October 1, 2010 for more information of this private placement transaction.

On November 4, 2010, Tianjin Yayi entered into a working capital loan agreement with Tianjin Bank, Shaoxing Dao Branch, or Tianjin Bank, pursuant to which, Tianjin Bank loaned to Tianjin Yayi RMB20,000,000 (approximately $2,991,862) to purchase raw materials. The loan has a term of 12 months and expires on November 3, 2011. The fixed annual interest rate of the loan is 6.672% . Under the terms of the loan agreement, Tianjin Yayi is subject to customary affirmative and negative covenants. The loan may be accelerated and Tianjin Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments timely, a failure to comply with other covenants and certain events of bankruptcy. On November 5, 2010, RMB15, 000,000 (approximately $2,246,922) was disbursed to Tianjin Yayi, and the remaining RMB 5,000,000 (approximately $744,940) is expected to be disbursed to Tianjin Yayi in January 2011.

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

Cash Flow

	Six Months Ended September 30,
	2010	2009
Net cash (used in) provided by operating activities	$(3,441,332)	$1,957,356
Net cash (used in) investing activities	(656,014)	(4,942,592)
Net cash provided by financing activities	6,854,457	13,835,043
Net increase in cash and cash equivalent	2,825,873	10,775,579

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2010 was approximately $3.4 million compared to net cash provided by operating activities of $2.0 million for the six months ended September 30, 2009.

Net cash used in operating activities for the six months ended September 30, 2010 was mainly attributable to the net loss of $0.4 million, non-cash items not affecting cash flows of $1.2 million and a $4.2 million increase in working capital. The changes in working capital for the six months ended September 30, 2010 was primarily related to a $3.3 million increase in accounts receivables due to our extended term for new products promotion, a $1.7 million increase in prepaid expenses due to an increase in slotting fees for new product portfolio. We increased goat milk powder production and purchase of goat milk powder from third parties for the coming dry milk period, which resulted in a $1.3 million increase in inventory, $1.1 million increase in accounts payables, and $0.9 million decrease in advances. Net cash provided by operating activities for the six months ended September 30, 2009 was mainly attributable to the net income of $3.0 million, non-cash items not affecting cash flows of $0.2 million and a $1.3 million increase in working capital. We are enhancing our production planning and accounts receivables collection to improve our operating cash flow performance.

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2010 was approximately $0.7 million, a decrease of approximately $4.3 million from the corresponding period in the prior year. The change was mainly caused by the fact that we prepaid $ 2.0 million for the construction of Fuping milk collection stations and Xiaji breeding farm of livestock, as well as $ 2.4 million for the construction of Jinghai factory during the six months ended September 30, 2009, while we did not make similar payments during the six months ended September 30, 2010. During the six months ended September 30, 2010, there was also an increase in capital spending of approximately $0.6 million, among which $0.4 million was for the prepayment for the Jinghai equipment purchase and $0.2 million was for Fuping Milkgoat and Tianjin Yayi equipment upgrade.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2010 was approximately $6.9 million compared to approximately $13.8 million during the corresponding period in the prior year. The change is primarily attributable to the $8.9 million gross proceeds from the private placement transaction closed on September 27, 2010, compared with $15.0 million gross proceeds from the private placement transaction closed in June 2009.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Transition Report on Form 10-K for the fiscal year ended March 31, 2010.

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

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (ASC Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. This standard will be adopted effective April 1, 2011.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Li Liu and Ms. Veronica Jing Chen, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Li Liu and Ms. Veronica Jing Chen concluded that as of September 30, 2010, our disclosure controls and procedures were not effective due to the significant deficiencies in our internal control over financial reporting for the period as disclosed below.

Changes in Internal Control Over Financial Reporting.

As we disclosed in our Transition Report on Form 10-K filed with the SEC on June 29, 2010, during our assessment of the effectiveness of internal control over financial reporting as of March 31, 2010, management identified the following significant deficiencies:

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

In order to correct the foregoing significant deficiencies, during the fiscal quarter ended September 30, 2010, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

Our management does not believe that these significant deficiencies in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the three months ended as of September 30, 2010 to contain a material misstatement.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended September 30, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     [REMOVED AND RESERVED]

ITEM 5.     OTHER INFORMATION.

On November 4, 2010, Tianjin Yayi entered into the Loan Agreement, with Tianjin Bank, pursuant to which, Tianjin Bank loaned to Tianjin Yayi RMB 20,000,000 (approximately $2,991,862) to purchase raw materials. The loan has a term of 12 months and expires on November 3, 2011. The fixed annual interest rate of the loan is 6.672% . Under the terms of the Loan Agreement, Tianjin Yayi is subject to customary affirmative and negative covenants. The loan may be accelerated and Tianjin Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments timely, a failure to comply with other covenants and certain events of bankruptcy. On November 5, 2010, RMB15, 000,000 (approximately $2,246,922) was disbursed to Tianjin Yayi, and the remaining RMB 5,000,000 (approximately $744,940) is expected to be disbursed to Tianjin Yayi in January 2011.

The description of the Loan Agreement above is a summary only and is qualified in its entirety by the terms of the Loan Agreement, an English translation of such agreement is attached hereto as exhibit 10.1, and is hereby incorporated by reference.

ITEM 6.     EXHIBITS.

EXHIBITS.

10.1	Working Capital Loan Agreement, dated November 4, 2010, between Tianjin Yayi and Tianjin Bank, Shaoxing Dao Branch.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 15, 2010

YAYI INTERNATIONAL INC.

By: /s/ Li Liu
Li Liu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jing Chen
Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Working Capital Loan Agreement, dated November 4, 2010, between Tianjin Yayi and Tianjin Bank, Shaoxing Dao Branch.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.