Form 10-K/A
period 2010-03-31
Yayi International Inc
filed 2011-01-28
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Yes [   ]    No [X]

As of September 30, 2009 (the last business of the second quarter), the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $7.18 million. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 26, 2010, there were 26,428,099 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amendment") hereby amends our Transition Report on Form 10-K for the five months ended March 31, 2010, previously filed with the Securities and Exchange Commission (the "Commission’) on June 29, 2010 (the "Original Filing"). Among others, this Amendment is being filed mainly to:

1) revise certain disclosure included in our consolidated financial statements for the five months ended March 31, 2010;

2) revise the disclosure under the heading "Results of Operations" to include a chart that presents the quantity and sales price of goat milk powder we sold during each of the periods presented in this Amendment;

3) revise the disclosure under Item 9A(T). Controls and Procedures – Changes in Internal Control Over Financial Reporting to disclose the material costs associated with the remediation measures we have taken in connection with our internal control over financial reporting; and

4) revise certain disclosure under Item 1 Business, Item 1A Risk Factors, and Item 10 Directors, Executive Officers and Corporate Governance.

This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including the exhibits to the Original Filing affected by subsequent events.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

i

Certain Terms

In this report, unless indicated otherwise:

  "BVI" refers to the British Virgin Islands;

  "China," "Chinese" and "PRC," refer to the People’s Republic of China;

  "Exchange Act" refers to the Securities Exchange Act of 1934, as amended

  "Fuping Milkgoat" refers to Fuping Milkgoat Dairy Co., Ltd., a company organized under the laws of the People’s Republic of China;

  "Renminbi" and "RMB" refer to the legal currency of China;

  "SEC" refers to the United States Securities and Exchange Commission;

  "Securities Act" refers to the Securities Act of 1933, as amended;

  "Tianjin Yayi" refers to Tianjin Yayi Industrial Co., Ltd., a company organized under the laws of the People’s Republic of China;

  "U.S. dollars," "dollars" and "$" refer to the legal currency of the United States;

  "we," "us," "our company," "our" and "Yayi" refer to the combined business of Yayi International Inc. and/or its consolidated subsidiaries, as the case may be; and

  "Weinan Milkgoat" refers to Weinan Milkgoat Production Co., Limited, a company organized under the laws of the People’s Republic of China;

Special Note Regarding Forward Looking Statements

This transition report on Form 10-K contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,”or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of this transition report on Form 10-K for the five months ended March 31, 2010, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Overview

According to the China Quality Net maintained by China Quality Inspection Association, we are the first and a leading producer and distributor of premium goat milk formula products for infants, toddlers, young children, and adults in China. We currently manufacture and distribute goat milk powder products. In strict compliance with various national standards, we developed our goat milk powder products with multiple formulations designed to meet nutritional requirements and help promote an infant or toddler’s healthy growth at each developmental stage. Through several years of laboratory tests, we developed the goat odor elimination technology based on know-how licensed from a third party, which substantially eliminates the goat odor from our goat milk powder products without adding any artificial flavors. Most of our goat milk products are formulated through the inclusion of supplements such as vitamins, calcium, iron, selenium, chromium and omega-3 fatty acids, as needed to address the nutritional or health needs of the consumers. To ensure the product quality and safety, we import all of these supplements from other countries, such as Malaysia, the United States and Ireland.

Our current formula product lines are targeted at the premium segment of the dairy market and health-conscious consumers. Headquartered in Tianjin, China, we sell and distribute our products through a nationwide network of retail points across China in 23 provinces and municipalities including infant-maternity chain stores, supermarkets (including multinational chains) and drug stores, as well as catalogue sales and a dedicated online store at Taobao.com. We are vertically integrated and source raw goat milk from our proprietary dairy farms as well as neighboring goat dairy farmers on a long-term contract basis in milk collection centers, which helps us maintain quality control.

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

All of our business operations are conducted through our indirectly, wholly-owned Chinese subsidiaries. The following chart reflects our organizational structure as of the date of this report.

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

The Case of Goat Milk

China’s government has been promoting milk consumption since the mid 1990s because of its beneficial nutritional properties. The Eleventh Five-Year Plan (2006-2011) encourages every Chinese citizen to consume 0.5 kg of dairy products per day. The favorable government policies coupled with the prevalence of sensitivity towards cow milk products in China further support the demand for goat milk. Independent studies demonstrate that goat milk has a beneficial protein structure compared with cow milk, facilitating absorption of nutrients in goat milk by the human digestive system, which may make goat milk a more suitable alternative for Chinese consumers who have experienced problems with digesting cow milk.

Compared with cow milk, the molecules of lactose and fat globules are smaller in goat milk, making goat milk more easily absorbed by individuals who are sensitive to milk products. Moreover, lower acidity, the concentration of medium-chain triglyceride fatty acids, and the absence of r-casein, the main allergen found in cow milk, improve the digestibility of goat milk, making it an appealing substitute for cow milk. We believe that we, with our broad product portfolio and first mover position in goat milk production and distribution, are well positioned to take advantage of this increased demand.

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

With the growing awareness and lingering safety concerns about cow milk, we are well positioned to take advantage of the unprecedented opportunity to solidify our presence in the goat milk and premium infant formula sectors. We place primary importance on quality. In order to ensure the quality and safety of our raw materials, we have established our subsidiary, Weinan Milkgoat, in the main area where Saanen dairy goats are raised because most of our supply of raw goat milk comes from Saanen dairy goats. We have designated staff monitoring the whole process of raw goat milk collection at each of our collection stations in this area. The collected raw goat milk is directly transported to our subsidiary for inspection in compliance with national standards, including the detection of melamine. After the inspection, qualified raw goat milk will be sprayed to be milk powder, packed and transported to Tianjin Yayi for canning. Before the canning, our quality control staff conducts a second inspection of the goat milk powder.

Compared with many cow milk powder producers with decentralized raw cow milk sources, we believe its more efficient and cost-effective for us to conduct quality control of our raw materials with a centralized raw goat milk collection system. The melamine contamination incident has resulted in significant negative publicity for the entire domestic cow milk industry and consumers are seeking substitutes for cow milk due to such lingering safety concerns. We have increased our spending on advertising in which we emphasize the fact that our products are always qualified in previous government inspections and melamine has never been detected in our products. We also conduct promotional activities with supermarket chains and infant-maternity stores in order to reach out our target market. We believe our advertizing and promotional activities have allowed us to obtain preferential product placement in retail points and to compete effectively against multinational and domestic cow milk powder producers. In addition, we believe that due to our current market position, brand recognition and customer loyalty, combined with our strong distribution network, the impact on our business will not be material when the safety concerns regarding contaminated cow milk products begin to wane in the future.

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

Our Competitive Strengths

  We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

  First Mover Advantage. Various researches and publications indicate that goat milk is emerging as an ideal substitute to cow milk as consumers are increasingly aware of its benefits particularly for infants, who prefer a dairy product with a nutritional and molecular composition closer to human milk. We are the first Chinese company to produce, sell and distribute goat milk formula products throughout China and we have been doing so since 2001. We believe we are in a strong position in competing with our competitors because we have familiar products, brand loyalty and established distribution systems for being the first to market. Based on market analysis conducted by our marketing department, we believe in 2009 we were the largest seller in the goat milk products in China by holding approximately 42.8% market share of goat milk products sold in that year.

  Dedication to Quality Control. We source raw milk from our proprietary dairy farms and other goat dairy farmers on a long-term contractual basis in Shaanxi Province in northwestern China, where dairy goats are abundant and of optimal breed for milk production. Vertically integrated production and the ability to control raw goat milk sources enable us to secure raw material supply, and thus maintain our leading position in the market. Proprietary dairy farm and goat milk collection centers have also benefited us following the 2008 cow milk scandal, when melamine was found in various cow milk-based infant formula products in China. In the wake of the scandal, Chinese food safety authorities imposed stricter industry regulation regarding supply chain quality control and expansion plans for dairy processors, which has benefited established players like us. Our facilities are ISO 9001 certified and have Hazard Analysis & Critical Control Point, or HACCP certification issued by HSL Certification Service and Beijing Zhongdahuayuan Certification Center. ISO 9001 is an internationally recognized verification system for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures designed to maintain and enhance quality production and is subject to annual review and recertification. HACCP is a system used to manage food safety through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product.

  High-end Products. We have been a leading producer and distributor of goat milk formula products for infants, toddlers, young children, and adults in China. Our current formula product lines are targeted at the premium segment of the dairy market and health-conscious consumers. Given goat milk’s nutritional and molecular composition closer to human milk as well as the relative scarcity of goat milk since dairy goats have limited production capacity when compared to dairy cows, our goat milk products are positioned at the higher end of the dairy cost spectrum.

  Experienced Management. Our senior management team has extensive operating experience and industry knowledge. Ms. Li Liu, who is our founder, Chairwoman, CEO and President, started our company’s goat milk business in 2001. She is a pioneer in the industry. Mr. Fung Shek, who serves as our Director and Vice President, also has significant experience in the goat milk business. He was formerly Director of Sales for P&G Taiwan, a company that provides consumer products in various areas. Ms. Veronica Jing Chen, our CFO, has extensive auditing, accounting and financial management experience in various U.S. public companies. Prior to joining us, Ms. Chen held CFO positions in three U.S. public companies, including China Natural Gas, Inc., a company primarily involved in the distribution of compressed natural gas in China, from May 2009 to January 2010, China Valves Technology, Inc., a company engaged in the business of developing, manufacturing and selling high-quality metal valves, from October 2008 to February 2009 and Origin Agritech, Limited, a technology-focused crop seed company in China from December 2007 to September 2008.

Our Growth Strategy

As a leading goat milk producer and distributor in China, we believe we are well positioned to capitalize on future industry growth in China. We are dedicated to providing healthy and high quality products to our consumers. We will implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

  Focus on brand development. In order to manifest our position as China’s leader in goat milk products and to educate consumers about the benefits of goat milk, we plan to invest in strengthening our brand equity. In November 2009, we engaged US-based branding and strategic positioning agency, Trout & Partners to enhance our brand position and build "Milk Goat" into a household brand in China. As part of the strategy, we intend to target more supermarkets with our products. We believe that our products enjoy a reputation for high quality among those familiar with them, and our products routinely pass government and internal quality inspections. We have increased our advertising expenses and plan to continue advertising on CCTV in order to market our products as premium goat milk powder products. We believe many consumers in China tend to regard higher prices as indicative of higher quality and higher nutritional value, and as a result consumers with higher disposable incomes are increasingly inclined to purchase higher priced products, particularly in the areas of infant formula and nutritional products.

  Increase production capacity. We are in the process of increasing our production capacity for goat milk products by more than 400%. We broke ground on a new spray drying processing facility in Shaanxi Province in November 2009, which is expected to commence production by the third quarter of 2011 and become the largest raw goat milk processing base in China. We have also invested in a new packing facility and warehouse in Tianjin, which is expected to go into operation in the fourth quarter of 2011. While increasing production, we also develop our product portfolio in order to penetrate additional consumer segments.

  Expand distribution network. We sell and distribute our products through a network of approximately 3,800 retail points including infant-maternity chain stores, supermarkets (including multinational chains) and drug stores, as well as catalogue sales across China. The infant-maternity chain stores currently contribute to the bulk of our sales efforts. Beginning in 2010, we expect to expand aggressively into the supermarkets segment as well as online sales through our online store at Taobao.com.

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

Our Goat Milk Powder Products

We currently manufacture and distribute goat milk powder products. Our powder products are sold throughout most of China. We began selling powder products in Tianjin and Beijing in 2001, in Southern China in 2004 and Northern China in 2006. Since the end of 2009, we have been working with Trout & Partners to streamline our product portfolio and refine our brand image in order to position and strengthen our "Milk Goat" brand as the premium goat milk brand throughout China. We have restructured our original product portfolio of dozens of products and specifications and refined our marketing strategy. Our new product portfolio consists of ten formula products under the "Milk Goat" brand with two package sizes of 600 and 365 grams with upgraded formula. Our principal goat milk powder products may generally be categorized as follows:

  powder products for infants aged from 0 - 6 months old, babies 6 - 12 months old;

  powder products for toddlers aged from 1-3 years old, pre-schools from 3-7 years old; and

  powder products for different target groups: students, seniors, women, men, pre-and post-natal women and gift packaging.

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

Raw Materials and Suppliers

We currently own ten dairy goat farms, which are located in Shaanxi Province and operated by our subsidiary, Weinan Milkgoat. For the six months ended September 30, 2010 and 2009, our subsidiary, Weinan Milkgoat provided 3.6% and 0.3% of our raw goat milk, respectively. For the five months ended March 31, 2010 and 2009, Weinan Milkgoat provided 0.2% and none of our raw goat milk, respectively. Weinan Milkgoat provided 0.3% and none of our raw goat milk, during the fiscal years ended October 31, 2009 and 2008, respectively.

Most of our supply of raw goat milk comes from Saanen dairy goats raised on individual and collective goat farms in Weinan City in China’s Shaanxi Province. The Saanen is believed to be one of most popular goats primarily because of their consistency in producing large quantities of milk in conjunction with their capacity to tolerate environmental change. According to Angie Pollock, originating from the Saane Valley of Switzerland, the Saaneen is primarily kept for milk production and is known for being easy to care for, having a docile temperament and good toleration of changes in their environment. Shaanxi Province is one of major goat milk producing areas in China; an area especially conducive to the production of goat milk, with a reputation as one of the most fertile and agriculturally rich regions in China in which to raise dairy goats. According to Dairy Times, a newspaper published in China, the goat milk products produced by companies located in Shaanxi Province constitute approximately 70% of the total goat milk products in China. Through Weinan Milkgoat, we entered into long-term supply arrangements with local governmental and quasi-governmental authorities pursuant to which we purchase all the goat milk produced by the small collective farms at a price negotiated from time to time by us and the individual farms.

Pursuant to the raw goat milk supply agreements, our suppliers are obligated to provide us with a certain volume of raw goat milk during the terms of these agreements at a purchase price ranging between RMB 3.0 to RMB 3.5 per kilogram. Our suppliers also are required to deliver to us raw goat milk at the contracted location between 6 am to 1 pm local time everyday. Upon mutual written consent, the parties may amend or terminate the agreements. In addition, each agreement includes a force majeure clause. If the supplier fails to perform its obligations due to unforeseen events beyond its control, neither party will be liable for any damages caused by the force majeure event. In addition, in that case, either party may terminate the agreement. However, our suppliers are required to notify us within 10 days after the occurrence of a force majeure event and provide a certificate certifying this event issued by a relevant authority within 15 days. For the five months ended March 31, 2010, we entered into supply arrangement with 33 small-scale farms, which provided 282.5 tons of raw goat milk to us.

We are not dependent on any single supplier or group of suppliers for our raw milk supply. No supplier of raw goat milk accounted for more than ten percent of our goat milk requirements for the five months ended March 31, 2010 and 2009, or the fiscal years ended October 31, 2009 and 2008, respectively. We believe that our relationships with our raw goat milk suppliers are satisfactory and that alternative sources of supply are available to us on no less favorable terms than are currently available.

Other materials used to produce our powdered products include desalting whey powder, lactose, plant fat powder, lactalbumin, whey protein concentrate, soybean lecithin, various vitamin and mineral supplements and packaging materials. We have not experienced any significant difficulty in purchasing these or any other materials. We believe that alternative sources of supply are available to us on no less favorable terms than are currently available.

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

We have engaged two independent processors to assist us in the processing of our raw goat milk into powder products. They provide, among other things, production facilities, offices, dormitories, equipment and personnel to assist in the processing of raw liquid goat milk into raw goat milk powder products. For the five months ended March 31, 2010, we processed an aggregate of approximately 446.23 tons of raw goat milk powder, of which approximately 69.6% through Fuping Milkgoat and Weinan Milkgoat, and approximately 30.4% through external suppliers. In external raw goat milk powder supplement, we provided 73.8% raw goat milk of their requirements. For the five months ended March 31, 2009, we processed an aggregate of approximately 490.39 tons of raw goat milk powder, of which approximately 46.3% through Fuping Milkgoat and Weinan Milkgoat, and approximately 53.7% through external suppliers. In external raw goat milk powder supplement, we provided 35.5% raw goat milk of their requirements. We believe that our relationships with our raw goat milk powder suppliers are satisfactory and that alternative sources of supply are available to us on no less favorable terms than are currently available.

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

We also compete directly with China and foreign-based goat milk manufacturers. Our China based competitors include Youhong Trade (Shanghai) Co., Ltd and Guangzhou Kanghechang Biotechnology Co., Ltd, Shaanxi Guanshan Dairy Co., Ltd and Xi’an Baiyue Yubao Dairy Co., Ltd. We believe that our principal competitive advantages in competing with our China-based competitors are product recognition (including recognition based on quality flavor and price), strong distribution relationships, established supply sources, and quality. Our foreign competitors include Karihome (Dairy Goat Co-operative (NZ) Ltd. and other smaller New Zealand goat milk brands. We compete with our foreign competitors through more favorable pricing though we believe that the quality of our products is comparable to, if not superior to, the quality of our competitors’ products. Based on market analysis conducted by our marketing department, we believe in 2009 we held approximately 42.8% market share of goat milk products sold in that year, making us the largest seller of the goat milk products in China. Each of Xi’an Baiyue Yubao Dairy Co., Ltd., Youhong Trade (Shanghai) Co., Ltd and Guangzhou Kanghechang Biotechnology Co., Ltd claimed 6.5% market share of 2009 as the second largest goat milk products seller in China.

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

Our goat odor elimination technology which eliminates odor in our products is developed from the know-how that was exclusively licensed to us from Taiwan Richlink Enterprise Company Ltd., pursuant to an exclusive licensing agreement, dated April 10, 2001. The licensing agreement was amended on June 12, 2009 and expires on April 10, 2011. Pursuant to the exclusive license agreement, as amended, we have the right to use the know-how for free after the expiration of this agreement.

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

Our goat odor elimination technology which eliminates odor in out products is developed from the know-how that was exclusively licensed to us from Taiwan Richlink pursuant to an exclusive licensing agreement, dated April 10, 2001. The licensing agreement was amended on June 12, 2009 and will expire on April 10, 2011. Although we have the right to use the knowhow for free after the expiration of this agreement, there can be no assurance that such rights will be exclusive. Taiwan Richlink may license the knowhow to other Chinese goat milk producers after the expiration of the agreement, which may increase our competition because we may lose this competitive advantage and as a result may have a negative impact on our operations. In addition, while we are not aware of any disputes between Taiwan Richlink and us or any third party, in the event the goat odor elimination technology is challenged or infringed, Taiwan Richlink may determine not to protect its intellectual property rights that we license from it and we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of Taiwan Richlink. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition.

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

Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights, know how and trade secrets, could result in the expenditure of significant financial and managerial resources. We produce, market and sell our products using trademarks of "Mei Ke Gao Te" and "Yi Mei Shi." We regard our intellectual property, particularly our trademark, know how and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of patent, trademark, trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our patent, trademark, trade secrets or similar proprietary rights. Implementation and enforcement of PRC intellectual property-related laws have historically been deficient and ineffective, mainly due to lack of procedural rules for discovery of evidence, low damage awards and low rates of criminal penalties against intellectual property right infringements. Accordingly, protection of intellectual property rights in China may not be as effective as in the United States and other western countries. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. However, policing unauthorized use of proprietary technology is difficult and expensive, and we may need to commence litigation to enforce or defend our proprietary rights or to determine the enforceability, scope and validity of our proprietary rights or those of others. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. The experience and capabilities of PRC courts in handling intellectual property litigation vary, and outcomes are unpredictable. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, and profitably exploit our products.

The disclosures in our reports and other filings with the U.S. Securities and Exchange Commission and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, all of our operations are located in China. Since all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission, or CSRC, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

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

We are subject to the Foreign Corrupt Practice Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. We have adopted a general FCPA policy in our amended Code of Ethics and have informed our personnel and third-party sales agents and distributors regarding the requirements of the FCPA. We plan to further develop and implement systems for formalizing contracting processes, performing diligence on agents and improving our record-keeping and auditing practices. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Management assessed our internal control over financial reporting as of March 31, 2010. Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that our internal controls over financial reporting as of March 31, 2010 were not effective due to the following significant deficiencies:

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

  Ms. Ping An was appointed as our senior finance manager, effective April 19, 2010, who has more than five years experience in a "Big Four" Accounting firm - Deloitte & Touch Tianjin.

Although we are in the process of implementing the above initiatives aimed at addressing these deficiencies, there is no guarantee that these initiatives will remediate the inadequacy completely. Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial and other information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. Further, it could cause our investors to lose confidence in the information we report, which could adversely affect the price of our Common Stock.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against related party transactions, conflicts of interest and similar matters.

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

In 2004, when Shaanxi Coalfield Geology Bureau Hydrological Team, or Shaanxi Coalfield, leased an allocated land to Fuping Milkgoat for its business use, it did not obtain necessary approvals from relevant land administrations of municipal or county governments or complete necessary administrative procedures. On August 8, 2008, Tianjin Yayi acquired Fuping Milkgoat. According to Provisional Rules on Administration of Allocated Land Use Right of PRC, promulgated by State Land Administration on March 8, 1992, land users who transfer, lease or mortgage allocated land use right must bear state-owned land use certificate and legal documents of the premises and attached structures and properties and apply in written form to land administrations of local municipal or county people's governments. Land administrations of municipal or county people's governments, through negotiations, sign land use right transfer contract with the applicant. Land users shall, within 60 days after the signing of land use right leasing contracts, pay lease fees to local municipal or county people's governments and have the land use right leasing registered at the land administrations of the municipal or county people's governments. Both parties involved in transfer, leasing or mortgaging of land use right shall, within 15 days after the registration of a land use right lease, go to land administrations of municipal or county people's governments to have the transfer, leasing or mortgaging of land use right registered. Shaanxi Coalfield failed to comply with the above requirement for not obtaining the government approval or completing the necessary administrative procedures before they leased the allocated land to us. Shaanxi Coalfield is in the process of applying for the approval from the PRC regulatory authorities with respect to their lease of the allocated land to Fuping Milkgoat. There is no guarantee that the PRC regulatory agency will not challenge the validity of our lease in the future. If these leases are deemed invalid by the PRC regulatory authorities, we will lose the land use right to this allocated land. As a result, Fuping Milkgoat’s business of processing raw goat milk could be affected negatively. We believe that our cost of raw milk powder will increase by approximately RMB 332 (approximately $48.8) per ton as we will need to have third-party processors to spray dry raw goat milk into milk powder.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the "current account," which includes dividends and trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

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

If the CSRC, or another PRC regulatory agency determines that CSRC approval is required in connection with the reverse acquisition of Charleston, the reverse acquisition may be unwound, or we may become subject to penalties.

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

Our Certificate of Incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock. In connection with our private placement transaction in June 2009, we filed the Certificate with the Secretary of State of the State of Delaware on June 16, 2009, pursuant to which we issued 1,530,612 shares of Series A Preferred Stock to SAIF.

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

PART II

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

Net Sales. Net sales for the five months ended March 31, 2010 were approximately $7.0 million, a decrease of 25.0% from the five months ended March 31, 2009. This decrease was primarily due to the restructuring of our product portfolio. From the end of 2009, we worked together with Trout & Partners to streamline our product portfolio and refine our brand image in order to position and strengthen our "Milk Goat" brand as the premium goat milk brand throughout China. Thereafter, we have restructured our original product portfolio of dozens of products and specifications and refined our marketing strategy during the three months ended October 31, 2009. As a result, we gradually reduced the production of original products from the end of 2009 in anticipation of the introduction of our new products in January 2010. Our new product portfolio consists of only ten formula products under the "Milk Goat" brand with only one product specification of 600 grams. We suspended our sales efforts in supermarkets during these few months as we transitioned from our original product portfolio to the new one with new packaging, stock-keeping units (SKUs), and new (higher) pricing. Our new product portfolio has only been launched in the market since January 2010.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

Product Name	Five months ended March	Five months ended March
	31, 2010	31, 2009

Goat Milk Powder Quantity (ton)	351	510
Unit price	$19,872	$18,171

Cost of goods sold. Cost of goods sold for the five months ended March 31, 2010 was approximately $2.4 millions, a decrease of 18.1% from the five months ended March 31, 2009, primarily due to the decrease in our net sales. However, the unit cost increased by 16.1% from $ 5,743.8 per ton to $ 6,665.9 per ton, primarily attributable to giveaways distributed to purchasers of our new products. To a lesser extent, increased prices of main raw materials also contributed to the increase in our unit cost.

Gross Profit. Gross profit for the five months ended March 31, 2010 was approximately $4.6 million, a decrease of 28.1% from the five months ended March 31, 2009. Our gross margin for the five months ended March 31, 2010 decreased to 66% compared to 68.8% for the five months ended March 31, 2009. This decrease was primarily attributable to promotional products distributed to purchasers of our new products. However, the gross margin of our new product portfolio is higher than original product portfolio which partially offset the decrease caused by giveaways and promotional products.

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

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

Product Name	Twelve months ended March	Twelve months ended March
	31, 2010	31, 2009

Goat Milk Powder Quantity (ton)	1,131	1,239
Unit price	$19,675	$19,221

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

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

Product Name	Fiscal year ended October	Fiscal year ended October
	31, 2009	31, 2008

Goat Milk Powder Quantity (ton)	1,259	1,023
Unit price	$19,683	$20,078

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

Sales and marketing expenses. For the year ended October 31, 2009, the sales and marketing expense increased approximately 10.7% to $5.7 million from $5.2 million for the year ended October 31, 2008. The increase is primarily attributable to (i) marketing strategy consulting fee, which increased by about $512,000 because the Company has engaged Trout & Partners China to assist in streamlining its product portfolio and refining its brand image in order to position and strengthen its “Milk Goat” brand as the premium goat milk brand throughout China; (ii) freight costs, which increased because of the volume of product delivered; (iii) Labor cost increased due to the rise in the average sales pay rate and commission paid to our sales representatives along with the sales revenue increase. The increase of selling and marketing expenses is partially offset by the decrease of charges by retail stores, because the Company has been in the process of streamlining its products. The Company consciously restrained its marketing activities in the fourth quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had cash and cash equivalents of approximately $4.7 million and working capital of approximately $3.8 million.

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

Net cash used in investing activities for fiscal 2009 was approximately $12.40 million, an increase of approximately $6.74 million from 2008. Approximately 12% of the increase is attributable to the change in currency exchange rates while the balance is attributable primarily to advances to Tianjin Mengyang for the construction and development of certain facilities. In addition, the increase came from our construction of farm facilities located in Weinan, Shaanxi and to a lesser extent attribute to the purchase of equipment for enhancing our production capacity in Weinan and Tianjin in fiscal 2010.

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

Revenue recognition – Revenue from the sale of goods is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed. Net sales of products represent the invoiced value of goods, net of value added taxes ("VAT"), sales returns, trade discounts and allowances.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The Company’s consolidated audited financial statements for the five months ended March 31, 2010 and years ended October 31, 2009 and 2008, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1 of this report.

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

In connection with the above remediation measures, we agreed to pay the third party professional consultant a service fee of approximately RMB 0.7 million (approximately $0.11 million) for their assistance in the improvement of our internal control over financial reporting. In addition, we hired five more staff to work in our SOX compliance department with an aggregate monthly salary of RMB17, 980 (approximately $2,700).

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

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Li Liu	51	Chairperson, CEO and President
Fung Shek	54	Director and Vice President
Cili Yan	51	Director
Veronica Jing Chen	44	Chief Financial Officer
Kenneth Jue Lee	42	Director
Gang Sheng	36	Director

Li Liu. Ms. Liu has been our Chairwoman, CEO and President since the completion of the reverse acquisition of Charleston on June 6, 2008. Ms. Liu has also served as Chairwoman and General Manager of Tianjin Yayi since 1994. Ms. Liu has extensive experience in operational management and business development. Ms. Liu graduated with a medical degree from Tianjin Medical University in 1983 and received her Executive MBA from Tshinghua University, China in September 2006.

Fung Shek. Mr. Shek became our director and Vice President on June 6, 2008. Mr. Shek has served as a Deputy General Manager of Tianjin Yayi since 2000. As Deputy General Manager, he is responsible for Tianjin Yayi’s sales network and market development. He was formerly a Director of Sales at P&G Taiwan. Mr. Shek graduated from University of Massachusetts Boston.

Cili Yan. Ms. Yan became our director on June 6, 2008. She is a committee member of the Tianjin Subcommission of the Chinese Revolutionary Nationalist. Ms. Yan has been teaching at Tianjin Huanhu Secondary School since 1999. She graduated from Tianjin Normal Specialized Postsecondary College.

Veronica Jing Chen. Ms. Chen became our Chief Financial Officer on February 24, 2010. Prior to joining us, Ms. Chen held Chief Financial Officer positions at several NASDAQ listed Chinese companies, including China Natural Gas, Inc., a company primarily involved in the distribution of compressed natural gas in China, from May 2009 to January 2010, China Valves Technology, Inc., a company engaged in the business of developing, manufacturing and selling high-quality metal valves, from October 2008 to February 2009 and Origin Agritech, Limited, a technology-focused crop seed company in China from December 2007 to September 2008. Before that, she served as Senior Director of Finance at iKang Healthcare, Inc., a leading healthcare management service provider in China from December 2006 to November 2007, Director of Finance at eLong, a Beijing-based online travel service provider from August 2001 to November 2006, and Finance Manager of the North China Region for Eli Lilly Asia’s China Representative Office, a global pharmaceutical company from September 2000 to July 2001. Ms. Chen currently holds memberships with CPA Australia and The National Institute of Accountants (MNIA) of Australia. She received a degree of Doctor of Business Administration from Victoria University, Neuchatel, Switzerland and an MBA degree from City University of Seattle, Washington.

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

In connection with the private placement transaction consummated on June 18, 2009, we, Global Rock, Ms. Liu, Mr. Shek and SAIF entered into a voting agreement, or the Voting Agreement, pursuant to which, among other things, the parties agreed to vote, or cause to be voted, all shares owned by them, to ensure that (i) the size of our Board of Directors will be set and remain at five directors, which size can only be changed with first obtaining the approval of the holders of at least two-thirds of the then outstanding shares of Series A Preferred Stock voting separately as a single class and (ii) two representatives designated by the holders of a majority of the outstanding shares of Series A Preferred Stock will be elected to our Board of Directors. No director elected pursuant to the Voting Agreement may be removed without the vote or written consent of the stockholders entitled to designate such director pursuant to the Voting Agreement. In the event of the resignation, death or disqualification of a director, the stockholders entitled to designate such director shall promptly nominate a new director and the parties to the Voting Agreement shall promptly vote his, her or its shares of capital stock of the Company to elect such nominee to the Board of Directors.

The obligation of the parties to the Voting Agreement to vote, or cause to be voted, all shares owned by them to ensure that two representatives designated by the holders of a majority of the outstanding shares of Series A Preferred Stock will be elected as our directors exists until the Voting Agreement is terminated by the parties. Other than a mutual termination, there is no specific termination date in the agreement and the voting arrangement is otherwise perpetual. Such obligation is binding upon the successors in interest, heirs and assigns to any of the shares owned by the parties. On June 16, 2009, pursuant to the Voting Agreement, two representatives of SAIF, Mr. Lee and Mr. Sheng were elected as directors to our Board of Directors.

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

10.31	English Translation of Licensing Agreement, dated April 10, 2001, by and among Tianjin Yayi and Taiwan Richlink.***

10.32	English Translation of Supplemental Agreement, dated June 12, 2009, by and among Tianjin Yayi, Taiwan Richlink Enterprise Company Ltd. and Li Liu.***

10.33	English Translation of Supplemental Agreement, dated June 12, 2009, by and between Tianjin Yayi and Tianjin Mengyang.***

10.34	English Translation of Form of Loan Agreement, dated June 3, 2010, by and between Tianjin Yayi Industrial Co. Ltd. and Tianjin Rural Cooperative Bank, Kexin Branch.***

14	Code of Ethics and Business Conduct for Officers, Directors and Employees of the Company [incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2008]

21	Subsidiaries of the Company***

23.1	Consent of Morison Cogen LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
** Represents management contract or compensatory plan or arrangement.
*** Filed with the Original Filing

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAYI INTERNATIONAL INC.

By:	/s/ Li Liu
Li Liu
Chief Executive Officer

Date: January 28, 2011

/s/ Veronica Jing Chen
Veronica Jing Chen
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date: January 28, 2011

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

Signature	Capacity	Date

/s/ Li Liu	President and Chief Executive Officer	January 28, 2011
Li Liu	(Principal Executive Officer)

/s/ Veronica Jing Chen	Chief Financial Officer (Principal Financial	January 28, 2011
Veronica Jing Chen	Officer and Principal Accounting Officer)

*	Vice President and Director
Fung Shek

*	Director
Cili Yan

*	Director
Kenneth Jue Lee

*	Director
Gang Sheng

*By: /s/ Li Liu
Li Liu, Attorney-in-Fact		January 28, 2011

EXHIBITS

Exhibit No.	Description

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

10.31	English Translation of Licensing Agreement, dated April 10, 2001, by and among Tianjin Yayi and Taiwan Richlink.***

10.32	English Translation of Supplemental Agreement, dated June 12, 2009, by and among Tianjin Yayi, Taiwan Richlink Enterprise Company Ltd. and Li Liu.***

10.33	English Translation of Supplemental Agreement, dated June 12, 2009, by and between Tianjin Yayi and Tianjin Mengyang.***

10.34	English Translation of Form of Loan Agreement, dated June 3, 2010, by and between Tianjin Yayi Industrial Co. Ltd. and Tianjin Rural Cooperative Bank, Kexin Branch.***

14	Code of Ethics and Business Conduct for Officers, Directors and Employees of the Company [incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2008]

21	Subsidiaries of the Company***

23.1	Consent of Morison Cogen LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith
** Represents management contract or compensatory plan or arrangement.
*** Filed with the Original Filing

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

/s/Morison Cogen LLP

Bala Cynwyd, Pennsylvania
June 29, 2010

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	October 31	October 31
	2010	2009	2008
	(audited)	(audited)	(audited)
ASSETS
Current assets:

Cash and cash equivalents	$4,727,677	$10,368,213	$891,278
Restricted cash	28,314	-	-
Accounts receivables, net of allowances of $53,771, $46,259 and $41,050	3,530,937	3,037,667	2,603,078
Other receivable, net of allowances of $22,833, $9,146 and $29,207	598,170	751,775	122,732
Inventories, net of allowances of $0, $40,770 and $0	2,561,265	2,506,310	3,329,776
Prepaid expenses	1,002,494	83,912	39,702
Land use rights, current portion	18,847	-	-

Advances	1,560,743	1,105,089	229,185
Deferred tax asset	-	-	-
Deferred financing cost	-	18,686	184,846

Total current assets	14,028,447	17,871,652	7,400,597

Property, plant and equipment, net	3,734,552	3,698,981	2,580,385
Construction in progress, net	2,770,578	2,095,904	-
Livestock	659,584	107,441	-
Goodwill	278,372	278,291	278,787
Deferred financing cost	-	-	18,686
Advance	17,816,135	17,796,873	9,250,886
Deferred tax asset	252,646	-	9,402
Other assets	-	-	5,627
Land use rights	923,525	-	-

Total assets	$40,463,839	$41,849,142	$19,544,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$6,704,406	$6,468,497	$5,274,996
Accounts payable	662,120	1,268,253	1,466,745
Other payable and accrued expenses	1,257,185	1,387,105	212,922
Dividend payable	-	-	4,468,250
Advance from customers	141,136	56,350	3,589

Income and other tax payable	1,338,194	1,568,916	1,246,211
Accrued sales return	45,503	166,476	243,774
Deferred tax liability	-	2,424	-
Long term loans - current portion	40,823	1,227,459	34,089

Total current liabilities	10,189,367	12,145,480	12,950,576

Long-term liabilities:
Due to related parties	5,312,801	5,311,472	977,950
Long-term loans	17,009	-	839,558

Total liabilities	$15,519,177	$17,456,952	$14,768,084

Commitments and contingencies (Note 15)	-	-	-

PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	14,264,871	14,264,871	-

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 26,387,728 and 25,000,000 shares issued and outstanding, respectively	26,387	25,000	25,000
Additional paid in capital	4,721,337	3,234,224	3,228,244
Statutory surplus reserve fund	1,142,397	1,142,397	502,438
Retained earning	4,481,843	5,423,895	667,873
Accumulated other comprehensive income	307,827	301,803	352,731

Total stockholders’ equity	10,679,791	10,127,319	4,776,286

Total liabilities and stockholders' equity	$40,463,839	$41,849,142	$19,544,370

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Five months ended		Years ended
	March 31,		October 31,

	2010	2009	2009	2008
	(audited)	(unaudited)	(audited)	(audited)
Net Sales	$6,966,183	$9,283,420	$24,845,685	$21,791,268

Cost of goods sold	(2,369,642)	(2,892,709)	(8,025,009)	(7,600,454)

Gross profit	4,596,541	6,390,711	16,820,676	14,190,814

Operating expenses:
Sales and marketing expenses	(3,908,573)	(1,973,212)	(5,760,446)	(5,201,779)
General and administrative expenses	(1,318,077)	(685,843)	(1,972,190)	(1,107,333)

Total operating expenses	(5,226,650)	(2,659,055)	(7,732,636)	(6,309,112)

(Loss) income from continuing operations	(630,109)	3,731,656	9,088,040	7,881,702

Other income (expenses):
Merger costs	-	-	-	(3,456,784)

Interest income	8,250	2,902	11,993	7,826
Other income	-	-	26,522	40,537
Interest expenses	(221,549)	(359,014)	(706,750)	(591,707)
Amortization of deferred debt issuance cost	(91,227)	(333,160)	-	-
Accretion of debt discount and deferred financing cost	-	-	(572,747)	(76,460)
Liquidated damages	-	-	(140,000)	-
Warrant modification expense	(88,500)	-	-	-
Other income, net	12,237	2,394	(110,045)	(345,951)

(Loss) income before income tax	(1,010,898)	3,044,778	7,597,013	3,459,163

Income tax benefit (expense)	68,846	(869,614)	(2,201,032)	(1,633,946)

(Loss) income from continuing operations, net of tax	(942,052)	2,175,164	5,395,981	1,825,217

Other comprehensive income
Foreign currency translation adjustment	6,024	(44,791)	(50,928)	442,128

Net comprehensive (loss) income	$(936,028)	$2,130,373	5,345,053	2,267,345

Earnings per share of common stock
- Basic	(0.04)	0.09	0.22	0.08
- Diluted	(0.04)	0.09	0.22	0.05

Weighted average shares of common stock outstanding
- Basic	26,017,835	25,000,000	25,000,000	23,402,329
- Diluted	26,017,835	25,000,000	25,000,000	24,441,031

The accompanying notes are an integral part of these consolidated financial statement

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock			Statutory	Retained	Accumulated	Total
			Additional	Surplus	Earnings	Other	Stockholders’
			paid in	Reserve	/	Comprehensive	Equity
	Number of shares	Amount	capital	Fund	(Deficit)	Income (Loss)	(Deficit)
Balance at October 31, 2007	22,325,000	$22,325	$3,684,764	$-	$(654,906)	$(89,397)	$2,962,786
Issue of common stock at merger	1,000,198	1,000	(977)	-	-	-	23
Cancellation of common stock	(325,198)	(325)	(536,042)	-	-	-	(536,367)
Issuance of common stock for finder's fee as offering costs	2,000,000	2,000	2,198,000	-	-	-	2,200,000
Issuance of Series A warrants with convertible notes	-	-	280,726	-	-	-	280,726
Issuance of Series B warrants for finder's fee	-	-	1,144,743	-	-	-	1,144,743
Issuance of Series C warrants for cancellation of common stock	-	-	86,367	-	-	-	86,367
Issuance of Series D warrants for placement agent	-	-	67,368	-	-	-	67,368
Issuance of Series E warrants for extension of note payable	-	-	233,547	-	-	-	233,547
Beneficial conversion feature on convertible note	-	-	304,800	-	-	-	304,800
Dividend declared	-	-	(4,235,052)	-	-	-	(4,235,052)

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock			Statutory		Accumulated	Total
			Additional	Surplus	Retained	Other	Stockholders’
			paid in	Reserve	Earnings /	Comprehensive	Equity
	Number of shares	Amount	capital	Fund	(Deficit)	Income (Loss)	(Deficit)
Net income for the year ended October 31, 2008	-	-	-	-	1,825,217	-	1,825,217
Transfer to statutory surplus reserve fund	-	-	-	502,438	(502,438)	-	-
Foreign currency translation	-	-	-	-	-	442,128	442,128
Balance at October 31, 2008	25,000,000	25,000	$3,228,244	$502,438	$667,873	$352,731	$4,776,286
Capital contribution from shareholder	-	-	5,980	-	-	-	5,980
Net income for the year ended October 31, 2009	-	-	-	-	5,395,981	-	5,395,981
Transfer to statutory surplus reserve fund	-	-	-	639,959	(639,959)	-	-
Foreign currency translation	-	-	-	-	-	(50,928)	(50,928)

Balance at October 31, 2009	25,000,000	25,000	3,234,224	1,142,397	5,423,895	301,803	10,127,319
Conversion of convertible notes and accued interest into 1,296,274 shares of common stock	1,296,274	1,296	1,398,704	-	-	-	1,400,000
Warrant modification expense	-	-	88,500	-	-	-	88,500

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

Fuping Milkgoat Dairy Co., Ltd. (formerly Fuping Dongyuang Dairy Co., Ltd.)

On August 8, 2008, Tianjin Yayi acquired Fuping Milkgoat Dairy Co., Ltd. ("Fuping Milkgoat") for $620,360 (RMB 4,240,846). As a result, Tianjin Yayi owns 100% shares of Fuping Dongyuan with a registered capital of $731,411 (RMB 5,000,000). Fuping Milkgoat’s principal activity is to purchase raw liquid goat milk and process it into raw goat milk powder. Fuping Milkgoat is formerly known as Fuping Dongyuan Dairy Co., Ltd, which used to be our major supplier.

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

Shaanxi Milkgoat Dairy Co., Ltd

On September 9, 2009, Tianjin Yayi formed a wholly-owned subsidiary company, Shaanxi Milkgoat Dairy Co., Ltd (“Shaanxi Milkgoat”), and has obtained the business license from the Industrial and Commercial Bureau of Weinan City, Shaanxi Province with a registered capital of $731,411 (RMB5,000,000). Shaanxi Milkgoat’s principal activity is to purchase raw liquid goat milk and processing it into raw goat milk powder. Shaanxi Milkgoat increased its registered capital by $3,657,056 (RMB25,000,000) to $4,388,467 (RMB30,000,000) in 2010. 50% of it, $1,828,528 (RMB12,500,000) has been injected in February, 2010 and the balance of it $1,828,528 (RMB12,500,000) has been injected in March, 2010.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

3. Other Receivables

	March 31,	October 31,	October 31,
	2010	2009	2008

Advance to staff	$28,542	$79,097	$42,196
Due from a unrelated party	585,130	-	37,940
Prepayment	-	660,970	71,803
Sundry	7,331	20,854	-

	621,003	760,921	151,939
Less: allowance for bad debts	(22,833)	(9,146)	(29,207)
	$598,170	$751,775	$122,732

The amount due from unrelated parties is interest-free, unsecured and has no stated terms of repayment.

4. Inventories

Inventories consist of:

	March 31,	October 31,	October 31,
	2010	2009	2008

Raw materials	$1,678,207	$1,795,275	$1,852,213
Packaging	289,188	370,920	446,031
Finished goods	593,870	381,885	1,031,532
	2,561,265	2,548,080	3,329,776
Less: allowance	-	(41,770)	-
	$2,561,265	$2,506,310 $	$3,329,776

As of March 31, 2010 and October 31, 2008, there was no allowance made for obsolete or slow moving inventory.

There was allowance made for obsolete or slow moving inventory of $41,770 as of October 31, 2009.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

5. Advances

Advances consist of:

	March 31,	October 31,	October 31,
	2010	2009	2008
Advances to Tianjin Mengyang Biological Development Co., Ltd
("Tianjin Menyang"), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 15)	$4,179,284	$4,178,061	$4,185,505
- purchase of factory and warehouse (Note 15)	11,042,041	11,038,812	3,575,186
- advances for renovation of office building (Note 15)	342,300	342,200	342,810
-short term loan	-	-	1,001,185
Advanced payment to other suppliers	1,165,620	739,587	229,185
Advanced payment for construction in progress (Note 15)	331,696	350,975	-

Advanced payment for purchasing machinery and equipment (Note 15)	1,920,814	1,740,586	-
Advance to branch manager	395,123	365,502	-
Advanced payment for acquisition of land use rights	-	146,239	146,200
	$19,376,878	$18,901,962	$9,480,071

Less: Long-term portion - purchase of factory and warehouse	17,816,135	17,796,873	9,250,886

	$1,560,743	$1,105,089	$229,185

The construction of office building was postponed from the original estimated completion date of December 31, 2009 to September 2010 (Note 15). According to the contract between the company and Tianjin Mengyang, if these projects continue to be delayed , the company has the right to terminate the contract and is entitled to receive a full refund of the paid advances plus accrued interests from Tianjin Mengyang.

The construction of factory and warehouse is estimated to be completed on September 2010 and trial production will commence thereafter (Note 15). According to the contract between the company and Tianjin Mengyang, if these projects continue to be delayed , the company has the right to terminate the contract and is entitled to receive a full refund of the paid advances plus accrued interests from Tianjin Mengyang.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

9. Short Term Loans

Short-term loans due within one year as of March 31, 2010 and October 31, 2009, 2008 consist of the following:

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

Effective January 1, 2008, the statutory PRC tax rate is 25%. Therefore, the statutory PRC rate for the five months ended March 31, 2010 and 2009 was 25% for the year ended October 31, 2009 was 25%, and for the year ended October 31, 2008 was 26.3%.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

13. Income Tax – Continued

The valuation allowance for deferred tax assets as of March 31, 2010 and October 31, 2009 and 2008 was $2,534,500, $2,195,000 and $1,727,700. The change in total allowance for the five months ended March 31, 2010 and during the years ended October 31, 2009 and 2008 was an increase of $339,500,an increase of $467,300 and an increase of $1,719,100 respectively.

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

Purchase of Machinery & Equipment

During the year ended March 31, 2010, the Company signed two contracts for purchasing machinery and equipment to expand its goat milk powder production lines and liquid goat milk production line, with the total amount of $3,415,544 (RMB23,349,000). $1,858,121 (RMB12,702,300) has been paid as of March 31, 2010. The remaining balance of $1,557,423 (RMB10,646,700) will be paid progressively. The machinery and equipment is expected to be delivered and inspected by August 2010 and final payment of 5% is to be paid within 6 months after approval of final inspection of equipment received.

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

On May 31, 2010, the company also entered into separate option agreements under the plan with certain non-executive employees, pursuant to which the company granted to these employees options to purchase an aggregate of 842,400 shares of common stock, at an exercise price of $2.25 per share. These options vest in tranches based on the vesting schedule but are contingent upon the performance goals established by the department manager.

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