Form 10-Q/A
period 2010-09-30
Yayi International Inc
filed 2011-01-28
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
 (Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Amendment") hereby amends our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, previously filed with the Securities and Exchange Commission (the "Commission’) on November 15, 2010 (the "Original Filing"). This Amendment is being filed mainly to:

1) revise certain disclosure included in our condensed consolidated financial statements for the period ended September 30, 2010;

2) revise the disclosure under the heading "Results of Operations" to include a discussion of the terms of the sales contracts we entered into with our distributors after the conference in January 2010 and a chart that presents the quantity and sales price of goat milk powder we sold during the period ended September 30, 2010.

3) revise the disclosure under Item 4. Controls and Procedures – Changes in Internal Control Over Financial Reporting to disclose the material costs associated with the remediation measures we have taken in connection with our internal control over financial reporting.

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

PART I  FINANCIAL INFORMATION

ITEM I.     FINANCIAL STATEMENTS

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	March 31
	2010	2010
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$7,553,550	$4,727,677
Restricted cash	454,873	28,314
Accounts receivables, net of allowances of $104,893 and $53,771	6,887,968	3,530,937
Other receivable, net of allowances of $19,659 and $22,833	189,066	598,170
Inventories, net of allowances	3,951,784	2,561,265
Prepaid expenses	2,784,857	1,002,494
Land use rights – current portion	19,236	18,847
Advances – current portion	1,230,963	1,560,743
Deferred financing cost – current portion	96,818	-

Total current assets	23,169,115	14,028,447

Property, plant and equipment, net	4,479,814	3,734,552
Construction in progress, net	2,099,666	2,770,578
Livestock	569,163	659,584
Goodwill	284,108	278,372
Land use rights	934,537	923,525
Advances	18,727,396	17,816,135
Deferred tax asset	204,303	252,646
Deferred financing cost	966,800	-

Total assets	$51,434,902	$40,463,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$6,093,548	$6,704,406
Accounts payable	1,765,246	662,120
Other payable and accrued expenses	1,502,914	1,257,185
Advance from customers	127,013	141,136
Income and other tax payable	1,375,292	1,338,194
Accrued sales return	-	45,503
Due to related parties – current portion	868,959	-
Long term loans – current portion	38,191	40,823

Total current liabilities	11,771,163	10,189,367

Long-term liabilities:
Due to related parties	4,513,779	5,312,801
Derivative liabilities	4,684,368	-
Convertible notes, net of discount of $4,315,553 and $0	4,617,789	-
Long-term loans	-	17,009

	13,815,936	5,329,810
Total liabilities	25,587,099	15,519,177

Commitments and contingencies (Note 18)	-	-
PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	14,264,871	14,264,871

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 26,450,546 and 26,387,728 shares issued and outstanding, respectively	26,450	26,387
Additional paid in capital	5,417,752	4,721,337
Statutory surplus reserve fund	1,142,397	1,142,397
Retained earning	4,062,223	4,481,843
Accumulated other comprehensive income	934,110	307,827

Total stockholders’ equity	11,582,932	10,679,791

Total liabilities and stockholders' equity	$51,434,902	$40,463,839

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

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Statutory		Accumulated
	Common stock			Surplus	Retained	Other
	Number of		Additional paid in	Reserve	Earnings /	Comprehensive	Total Stockholders’
	shares	Amount	capital	Fund	(Deficit)	Income	Equity

Balance at March 31, 2010, Audited	26,387,728	26,387	4,721,337	1,142,397	4,481,843	307,827	$10,679,791

Cashless exercise of 9,169 Series D warrants into 5,840 shares of common stock	5,840	6	(6)	-	-	-	-

Cashless exercise of 171,185 Series C warrants into 46,794 shares of common stock	46,794	47	(47)	-	-	-	-

Cashless exercise of 23,150 Series A warrants into 10,184 shares of common stock	10,184	10	(10)	-	-	-	-

Discount on convertible notes arising from escrow share agreement	-	-	782,730	-	-	-	782,730

Employee stock based compensation	-	-	696,478	-	-	-	696,478

Net loss for the six months ended September 30, 2010	-	-	-	-	(419,620)	-	(419,620)

Foreign currency translation	-	-	-	-	-	626,283	626,283

Balance at September 30, 2010	26,450,546	$26,450	$5,417,752	$1,142,397	$4,062,223	$934,110	$11,582,932

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

Tianjin Yayi Industrial Co., Limited ("Tianjin Yayi")

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

Fuping Milkgoat Dairy Co., Ltd. ("Fuping Milkgoat", formerly Fuping Dongyuan Dairy Co., Ltd.)

Fuping Milkgoat’s principal activity is to purchase raw liquid goat milk and process it into raw goat milk powder. On August 8, 2008, Tianjin Yayi acquired Fuping Milkgoat Dairy Co., Ltd., or Fuping Milkgoat, for $620,360 (approximately RMB 4,240,846). Fuping Milkgoat is formerly known as Fuping Dongyuan Dairy Co., Ltd, which used to be our major supplier. As a result, Fuping Milkgoat became a wholly-owned subsidiary of Tianjin Yayi with a registered capital of RMB 5,000,000 (approximately $731,411).

Shaanxi Milkgoat Dairy Co., Ltd ("Shaanxi Milkgoat")

On September 9, 2009, Tianjin Yayi formed a wholly-owned subsidiary, Shaanxi Milkgoat, with a registered capital of RMB5,000,000 (approximately $731,411). Shaanxi Milkgoat’s principal business is purchasing raw liquid goat milk and processing it into raw goat milk powder. Shaanxi Milkgoat increased its registered capital by RMB25,000,000 (approximately $3,657,056) to RMB30,000,000 (approximately $4,388,467) in 2010. In February, 2010, 50% of the increased registered capital amounting to RMB12,500,000 (approximately $1,828,528) was contributed to Shaanxi Milkgoat and the remaining registered capital was contributed in March, 2010.

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

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. The adoption of this standard did not have a material impact to the Company.

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

Cash of $408,090 from capital raise was held in escrow for the Company as of September 30, 2010 (Note 16).

4. Other Receivables

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)

Advance to staff	$35,311	$28,542
Due from a unrelated party	162,733	585,130
Sundry	10,681	7,331
	208,725	621,003
Less: allowance for bad debts	(19,659)	(22,833)
	$189,066	$598,170

The amount due from unrelated parties is interest-free, unsecured and has no stated terms of repayment.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

Inventories consist of:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)

Raw materials	$2,582,157	$1,678,207
Packaging	405,211	289,188
Finished goods	964,416	593,870
	3,951,784	2,561,265
Less: allowance	-	-
	$3,951,784	$2,561,265

As of September 30, 2010 and March 31, 2010, there was no allowance made for obsolete or slow moving inventory.

6. Advances

Advances consist of:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)
Advances to Tianjin Mengyang Biological Development Co., Ltd, or Tianjin Menyang, formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 18)	$4,265,389	$4,179,284
- purchase of factory and warehouse (Note 18)	11,269,540	11,042,041
- advances for renovation of office building (Note 18)	349,353	342,300
Advanced payment to other suppliers	255,149	1,165,620
Advanced payment for construction in progress (Note 18)	627,118	331,696
Advanced payment for purchasing machinery and equipment (Note 18)	2,215,996	1,920,814
Advance to branch manager	975,814	395,123
	$19,958,359	$19,376,878
Less: Long-term portion - purchase of factory and warehouse	18,727,396	17,816,135
	$1,230,963	$1,560,743

The main body construction of office building, factory and warehouse had been completed as of September 2010. The construction project is under inspection and the expected approval date would be in April 2011. Tianjin Mengyang and the Company have mutually agreed that no claim would be sought from each other. If Tianjin Mengyang cannot complete the project, the company has the right to terminate the contract and get a full refund plus interest (Note 18).

The construction in progress relates to the construction and installation of central system pipelines. The completion date will be in October 2011. (Note 18).

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Income Tax - Continued

The following is a reconciliation of the tax derived by applying the PRC statutory rate to the earnings before income taxes, and comparing that to the recorded income tax provision (benefit):

	(unaudited)		(unaudited)
	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Tax provision (benefit) at PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Under-accrual in prior years	14.0%	0.3%	101.2%	0.4%
Unrecognized tax benefit of current year tax losses	-0.8%	1.0%	-41.7%	0.5%
Parent company's expenses not subject to PRC tax	-103.5%	2.2%	-385.2%	0.6%
Effective tax rate	-65.3%	28.5%	-300.7%	26.5%

The components of the deferred tax assets and deferred tax liability are as follows:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)
Deferred tax asset for NOL carryforwards - China	162,200	173,000
Deferred tax asset for NOL carryforwards - US	1,765,900	1,618,300
Warrant and stock option expense	1,015,700	743,200
Temporary difference from advertisement	157,793	232,236
Temporary difference from intercompany sales profit	15,371	1,259
Allowance for doubtful accounts receivable	31,138	19,151
	3,148,102	2,787,146
Valuation allowance	(2,943,799)	(2,534,500)
Total deferred tax assets	204,303	252,646

Deferred income taxes have been classified in the consolidated balance sheets as of September 30, 2010 and March 31, 2010 as follows:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)
Current assets	$-	$-
Current liability	-	-
Noncurrent assets	204,303	252,646
Net deferred tax assets	$204,303	$252,646

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

On January 20, 2009, the Company signed a supplemental agreement with Tianjin Mengyang to postpone the construction completion date to December 31, 2009. Under this supplement agreement, a monthly payment of RMB3,000,000 (approximately $447,888) is due at the end of each month from January 2009 to November 2009, totaling RMB33,000,000 (approximately $4,926,770). Total payment made as of March 31, 2010 was RMB75,484,500 (approximately $11,269,539), among which RMB6,000,000 (approximately $895,776) was paid by offsetting a short term loan due from Tianjin Mengyang. 50% of the remaining balance, $1,102,319 (RMB7,505,250) is due upon satisfactory inspection of the construction and transfer of title. The remaining 50% of the balance, $1,102,319 (RMB7,505,250) is due upon receiving the certificate of ownership..

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

The construction of the main body of office buildings, factory and warehouse had been completed as of September 2010. Tianjin Construction Commission requires the Company to provide the inspection report before the renovation projects could begin. On September 16, 2010, the Chinese State Council issued a "Circular on Further Strengthening the Quality and Safety of Dairy Products No. (2010) 42", which requires newly established dairy product manufacturing companies to comply with "Rules for Implementation of Regulations on Issuing Infant Formula Milk Powder Production License" which was issued by the Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) in November 2010. The rules tighten the examination criteria of production license and inspection standard of milk product. Therefore, Jinghai Project is subject to more stringent inspection before the inspection report could be issued. Based on the Company’s estimate, the completion date of Jinghai Project would be postponed to April 2011.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Commitments and Contingencies – Continued

Purchase of Machinery & Equipment

During the fiscal year ended March 31, 2010, the Company signed two contracts for purchasing machinery and equipment to expand its goat milk powder production lines and liquid goat milk production line, with the total amount of RMB23,349,000 (approximately $3,485,914), among which, RMB12,702,300 (approximately $1,896,403) had been paid as of September 30, 2010. The remaining balance of RMB 7,370,800 (approximately $1,100,431) and RMB 2,456,900 (approximately $366,806) will be paid in June and July 2011, respectively, when the machinery and equipment is delivered and inspected. The final payment of RMB 819,000 (approximately $ 122,273) is to be paid within 6 months after the approval of final inspection of equipment thereafter.

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

On May 24, 2010, the Company signed a contract for purchasing three laboratory instruments with Tianjin Jinhongji Import & Export Trading Co., Ltd., with the total amount of RMB625,000 (approximately $93,310). The payment will be made in three installments and RMB500,000 (approximately $74,648) had been paid as of September 30, 2010. The remaining balance will be paid in July 2011 after receiving and examining the instruments.

On May 25, 2010, the Company entered into a construction agreement with Tianjin Jinghai Power Co., Ltd., for the installation of a 10KV-1250KVA substation with a total amount of RMB5,000,000 (approximately $746,480). The payment will be made in three installments and RMB1,000,000 (approximately $149,296) had been paid as of September 30, 2010. The remaining balance will be paid in May 2011 when the construction is completed.

On May 26, 2010, the Company signed a contract with Tianjin Jinquan Co., Ltd. for the GMP Cleaning Workshop Installation with the total amount of RMB3,000,000 (approximately $447,888). The payment will be made in three installments and 50% of the total cost, RMB1,500,000 (approximately $223,944) had been paid as of September 30, 2010. The remaining balance of RMB 1,050,000 (approximately $156,761) will be paid in May 2011 when the main construction materials are delivered. The final payment of RMB 450,000 (approximately $ 67,183) will be paid in July 2011 when the construction is completed.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Commitments and Contingencies – Continued

Construction in progress of goat farm facilities

As of September 30, 2010 the Company had agreements with two construction companies, Zhuangli Construction Team, or Zhuangli, and Fuping County Qinzheng Construction Engineering Corporation, or Qinzheng, for the construction of farm facilities with the total amount of RMB17,260,000 (approximately $2,576,850). In September 2009, the Company signed an supplementary agreement with Qinzheng for reducing the total amount of costs by RMB1,900,000 (approximately $283,663) due to the changes of construction location. As of March 31, 2010, Qinzheng refunded RMB1,900,000 (approximately $283,663) to the Company, and the Company had paid RMB11,962,000 (approximately $1,785,880) to these two construction. RMB 1,000,000 (approximately $146,250) will be paid in both June 2011 and July 2011. The remaining balance of RMB 1,398,000 (approximately $204,458) will be paid in December 2011. By the end of November 2010, the construction of five goat farms has been completed, and the other four goat farms will be completed in January 2011.

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

Installation of central system pipelines

On October 28, 2009, Shaanxi Milkgoat entered into a Project Installation Agreement, or the Installation Agreement, with Heilongjiang Tianhong Food Equipment Co., Ltd., or Heilongjiang Tianhong, which provided for, among others, and install all the process pipelines and the central system pipelines at Shaanxi Milkgoat’s new joint production facility. Pursuant to the Installation Agreement, Shaanxi Milkgoat agreed to pay Heilongjiang Tianhong an aggregate of RMB 12,535,000 (approximately $1,871,426) in five installments for the service that Heilongjiang Tianhong will provide. According to the agreement, the first 30% of the consideration, RMB3,760,500 (approximately $561,428) is the first installment. RMB2,400,000 (approximately $358,311) had been paid as of October 31, 2009 and the rest of the first installment, RMB1,360,500 (approximately $203,117) was paid on November 30, 2009. The second 30% of the consideration is expected to be paid within seven days after the beginning of installation, 10% of it, RMB1,253,500 (approximately $187,143) is expected to be paid within ten days after the completion of installation, 25% of it, RMB3,133,750 (approximately $467,857) is expected to be paid within ten days after the inspection of installation and the rest of 5%, RMB626,750 (approximately $93,570) is expected to be paid one year after the inspection of installation. Heilongjiang Tianhong agreed to complete the installation within 90 days after Shaanxi Milkgoat provides to Heilongjiang Tianhong an appropriate construction site for the installation according to the Installation Agreement. The estimated completion date of installation is postponed to October 2011.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Transition Report on Form 10-K for the five months ended March 31, 2010 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Overview of Our Business

According to the China Quality Net maintained by China Quality Inspection Association, we are the first and a leading producer and distributor of premium goat milk formula products for infants, toddlers, young children, and adults in China. We currently manufacture and distribute goat milk powder products. In strict compliance with various national standards, we developed our goat milk powder products with multiple formulations designed to meet nutritional requirements and help promote a baby or child’s healthy growth at each developmental stage. Through several years of laboratory tests, we developed the goat odor elimination technology based on the know-how licensed from a third party, which substantially eliminates the goat odor from our goat milk powder products without adding any artificial flavorings. Most of our goat milk products are formulated through the inclusion of supplements such as vitamins, calcium, iron, selenium, chromium and omega-3 fatty acids, as needed to address the nutritional or health needs of the consumers. To ensure the product quality and safety, we import all of these supplements from other countries, such as Malaysia, the United States and Ireland.

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

We began selling powder products in Tianjin and Beijing in 2001, in Southern China in 2004 and Northern China in 2006. Since the end of 2009, we have been working with Trout & Partners to streamline our product portfolio and refine our brand image in order to position and strengthen our "Milk Goat" brand as the premium goat milk brand throughout China. We have restructured our original product portfolio of dozens of products and specifications and refined our marketing strategy. Our new product portfolio consists of ten formula products under the "Milk Goat" brand with two package sizes of 600 and 365 grams with upgraded formula. Most of our goat milk products are formulated through the inclusion of supplements such as vitamins, calcium, iron, selenium, chromium and omega-3 fatty acids, as needed to address the nutritional or health needs of the consumers. We sell and distribute our products through a network of approximately 3,800 retail points including infant-maternity chain stores, domestic and multinational supermarkets and drug stores, as well as catalogue sales across China. We sell most of our products to more than 200 distributors, who in turn sell our products to the retail points. The distributors are located in 23 provinces in China. In addition, since the end of September 2010, we have been selling our products with a 365-gram package size to the infant-maternity retail stores. We expect such new sales strategy to help further strengthen our market presence in this distribution channel.

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

On January 22, 2010, we held a nationwide distributor conference after we co-hosted the "China Goat Milk Industry Development Summit" in the Great Hall of the People in Beijing and entered into a sale contract with each of our distributors. Pursuant to the sales contracts, we granted to each distributor an exclusive right to market and sell our products within a certain territory during the term of the sales contract. Under the sales contracts, we have the right to establish a national retail price, a supermarket price and an infant-maternity store price for each of our products and adjust such prices from time to time. The distributor has the obligation to follow these prices to market and sell our products. In the sales contract, the distributor committed to order a minimum amount of products from us and will receive certain amount of rebate from us if it matches or exceeds this sales target. As of September 30, 2010, we achieved an aggregate sales value of approximately $27 million and we expect that by the end of 2010, we would have achieved an aggregate sales value of approximately $36 million.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

Product Name		Three months ended	Three months ended
		September 30, 2010	September 30, 2009

Goat Milk Powder	Quantity (ton)	326	280
	Unit price	$25,811	$19,579

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

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

Product Name		Six months ended	Six months ended
		September 30, 2010	September 30, 2009

Goat Milk Powder	Quantity (ton)	612	643
	Unit price	$26,163	$20,019

Cost of goods sold. Cost of goods sold for the six months ended September 30, 2010 was approximately $5.6 million, an increase of 31.5% from the six months ended September 30, 2009, primarily due to promotional products that we distributed to potential customers as gifts for promotion purposes and increased raw material prices. The unit cost increased by 38.0% from $6,572 per ton to $9,070 per ton. The giveaway cost increased by 103.0% to $0.7 million from $0.3 million for the six months ended September 30, 2009. As part of our new marketing strategy, our sales people distributed goat milk powder tasting bags to potential customers in supermarkets to attract more customers and we provided promotional products to purchasers of our new products..

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

General and administrative expenses. General and administrative expenses for the six months ended September 30, 2010 increased by 92.2% to $2.2 million from $1.2 million for the six months ended September 30, 2009. It was primarily attributable to $0.7 million for the stock options granted to key employees and certain directors in June 2010, as well as the increased staff cost of $0.3 million for new senior managers and the increased compensation of our CEO and other senior managers.

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

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

The following table sets forth information regarding the sales of our principle products during the three month periods ended September 30, 2010 and 2009:

Product Name		Three months ended	Three months ended
		September 30, 2010	September 30, 2009

Goat Milk Powder	Quantity (ton)	326	280
	Unit price	$25,811	$19,579

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had cash and cash equivalents of approximately $7.6 million and working capital of approximately $11.4 million.

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

In connection with the above remediation measures, we agreed to pay the third party professional consultant a service fee of approximately RMB 0.7 million (approximately $0.11 million) for their assistance in the improvement of our internal control over financial reporting. In addition, we hired five more staff to work in our Sarbanes-Oxley Act compliance department with an aggregate monthly salary of RMB17, 980 (approximately $2,700).

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

PART II
OTHER INFORMATION

ITEM 6.     EXHIBITS.

EXHIBITS.

10.1*	Working Capital Loan Agreement, dated November 4, 2010, between Tianjin Yayi and Tianjin Bank, Shaoxing Dao Branch.

31.1**	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with the Original Filing
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: January 28, 2011

YAYI INTERNATIONAL INC.

By: /s/ Li Liu
Li Liu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jing Chen
Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Working Capital Loan Agreement, dated November 4, 2010, between Tianjin Yayi and Tianjin Bank, Shaoxing Dao Branch.

31.1**	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with the Original Filing
** Filed herewith