Form 10-Q
period 2010-12-31
Yayi International Inc
filed 2011-02-14
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

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

Yes___                No __

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes___                 No _X_

     The number of shares outstanding of each of the issuer’s classes of common equity, as of February 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,454,558

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	March 31
	2010	2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,959,860	$4,727,677
Restricted cash	408,090	28,314
Accounts receivable, net of allowances of $72,881 and $53,771	4,430,164	3,530,937
Other receivable, net of allowances of $11,434 and $22,833	411,594	598,170
Inventories, net of allowances of $0 and $0	4,406,807	2,561,265
Prepaid expenses	2,730,707	1,002,494
Land use rights - current portion	19,487	18,847
Advances	1,211,495	1,560,743
Deferred financing cost - current portion	124,276	-

Total current assets	24,702,480	14,028,447

Property, plant and equipment, net	6,933,357	6,505,130
Livestock, net	603,215	659,584
Goodwill	287,816	278,372
Land use rights	941,863	923,525
Advances on property, plant and equipment	19,179,367	17,816,135
Deferred tax asset	131,762	252,646
Deferred financing cost	923,327	-

Total assets	$53,703,187	$40,463,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$8,318,461	$6,582,701
Accounts payable	1,686,337	662,120
Other payable and accrued expenses	1,549,906	1,378,890
Advance from customers	45,605	141,136
Income and other tax payable	1,207,874	1,338,194
Accrued sales return	-	45,503
Due to shareholders - current portion	880,301	-
Long term loans - current portion	28,138	40,823

Total current liabilities	13,716,622	10,189,367

Long-term liabilities:
Due to shareholders	4,547,657	5,312,801
Derivative liabilities	3,704,444	-
Convertible notes, net of discount of $3,889,050 and $0	5,030,950	-
Accrued expenses – non current	293,029	-
Long-term loans	-	17,009

	13,576,080	5,329,810

Total liabilities	27,292,702	15,519,177

Commitments and contingencies (Note 16)	-	-

PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	14,264,871	14,264,871

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 26,454,558 and 26,387,728 shares issued and outstanding, respectively	26,454	26,387
Additional paid-in capital	5,855,124	4,721,337
Statutory surplus reserve fund	1,142,397	1,142,397
Retained earning	3,756,046	4,481,843
Accumulated other comprehensive income	1,365,593	307,827

Total stockholders’ equity	12,145,614	10,679,791

Total liabilities and stockholders' equity	$53,703,187	$40,463,839

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net sales	$6,334,154	$4,907,998	$22,358,257	$17,772,381

Cost of goods sold	(2,467,795)	(1,486,066)	(8,022,963)	(5,709,145)

Gross profit	3,866,359	3,421,932	14,335,294	12,063,236

Operating expenses:
Sales and marketing expenses	(3,089,641)	(1,637,258)	(10,835,434)	(4,472,077)
General and administrative expenses	(1,127,672)	(521,340)	(3,365,857)	(1,685,565)

Total operating expenses	(4,217,313)	(2,158,598)	(14,201,291)	(6,157,642)

(Loss) income from operations	(350,954)	1,263,334	134,003	5,905,594

Other income (expenses):
Interest income	5,782	4,653	11,292	11,775
Interest expenses	(142,583)	(129,188)	(506,253)	(463,513)
Amortization of deferred financing costs and debt discount	(429,176)	(134,411)	(499,009)	(337,934)
Change in fair value of derivative liabilities	979,923	-	843,037	-
Expense on make good provision	(293,029)	-	(293,029)	-
Other expenses	(1,555)	(222,172)	(26,356)	(266,454)

(Loss) income before income tax	(231,592)	782,216	(336,315)	4,849,468

Provision for income taxes	(74,585)	(317,136)	(389,482)	(1,396,163)

Net (loss) income from operations	(306,177)	465,080	(725,797)	3,453,305

Other comprehensive income
Foreign currency translation adjustment	431,483	(9,709)	1,057,766	(6,347)

Comprehensive income	$125,306	$455,371	$331,969	$3,446,958

(Loss) earnings per share of common stock
- Basic	(0.01)	0.02	(0.03)	0.14
- Diluted	(0.01)	0.01	(0.03)	0.09

Weighted average shares of common stock outstanding
- Basic	26,454,394	25,352,248	26,433,743	25,117,843
- Diluted	26,454,394	42,159,652	26,433,743	41,518,239

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

						Accumulated
	Common stock			Statutory		Other	Total
	Number of		Additional	Surplus Reserve	Retained	Comprehensive	Stockholders’
	shares	Amount	paid-in capital	Fund	Earnings	Income	Equity
Balance at March 31, 2010	26,387,728	$26,387	$4,721,337	$1,142,397	$4,481,843	$307,827	$10,679,791
Cashless exercise of 9,169 Series D warrants into
5,840 shares of common stock	5,840	6	(6)	-	-	-	-
Cashless exercise of 171,185 Series C warrants into 46,794 shares of common stock	46,794	47	(47)	-	-	-	-
Cashless exercise of 34,725 Series A warrants into 14,196 shares of common stock	14,196	14	(14)	-	-	-	-
Employee stock-based compensation	-	-	1,133,854	-	-	-	1,133,854
Net loss for the nine months ended December 31, 2010	-	-	-	-	(725,797)	-	(725,797)
Foreign currency translation	-	-	-	-	-	1,057,766	1,057,766
Balance at December 31, 2010	26,454,558	$26,454	$5,855,124	$1,142,397	$3,756,046	$1,365,593	$12,145,614

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31,
	2010	2009
Cash flow from operating activities
Net (loss) income	$(725,797)	$3,453,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net foreign currency transaction loss	-	225
Depreciation of property, plant and equipment	430,155	283,192
Depreciation of livestock	73,080	7,071
Amortization of land use rights	12,724	-
Amortization of deferred financing costs	72,506	52,216
Allowance of bad debts - Accounts receivable	16,032	6,504
Allowance of bad debts - Other receivable	(12,412)	(17,684)
Employee stock-based compensation	1,133,854	-
Sales return allowance	(45,520)	(225,288)
Warrant modification expense	-	88,500
Change in fair value of derivative liabilities	(843,037)	-
Make good provision	293,029	-
Accretion of debt discount	426,503	285,718

(Increase) decrease in operating assets:
Restricted cash	29,665	32
Accounts receivable	(716,068)	338,241
Other receivable	210,722	(1,561,712)
Inventories	(1,714,974)	(120,049)
Prepaid expenses	(1,640,313)	(8,948)
Advances	422,022	(1,422,469)
Deferred tax asset and current assets	128,463	(30,211)

Increase (decrease) in operating liability:
Accounts payable	866,249	(205,548)
Advance from customers	(98,496)	26,224
Income and other tax payable	(176,197)	(81,547)
Other payable and accrued expenses	142,288	146,281
Net cash (used in) provided by operating activities	(1,715,522)	1,014,053

Cash flows from investing activities
Purchase of property, plant and equipment	(578,270)	(3,365,540)
Advance for construction of factory and warehouse	-	(5,105,276)
Advance for acquisition of land use rights	-	(796,098)
Deposit for purchase of machinery and equipment	(723,842)	(214,876)
Proceeds from sale of livestock	62,973	12,069
Purchase and breeding of livestock	(60,392)	(95,593)
Net cash used in investing activities	(1,299,531)	(9,565,314)

Cash flows from financing activities
Proceeds from short term loans	11,114,894	7,018,912
Repayment of short term loans	(9,608,176)	(6,466,293)
Repayment of long term loans	(30,965)	(19,525)
Repayment of convertible debt and accrued interest	-	(56,000)

Net proceeds from issuance of Series A preferred stock	-	14,264,871
Capital contribution from shareholders	-	5,978
Net proceeds received from issuance of convertible notes	8,031,819	-
Change in restricted cash in escrow	(408,090)	-
Dividend paid to previous stockholders of Milkgoat China	-	(2,544,125)
Due (from) to shareholders	(6,026)	1,549,581
Net cash provided by financing activities	9,093,456	13,753,399
Effect of exchange rate changes in cash	153,780	(38,640)
Net increase in cash and cash equivalents	6,232,183	5,163,498
Cash and cash equivalents, beginning of period	4,727,677	1,631,567
Cash and cash equivalents, end of period	$10,959,860	$6,795,065
Supplemental disclosure of cash flow information
Cash paid during the period
Interest paid	$464,016	$645,965
Income tax paid	$327,710	$1,411,074
Supplemental disclosure of non-cash financing and investing activities;
Non-cash exercise of 215,079 warrants into common stock	$67	$-
Fair value of placement agent warrants in deferred cost financing	$231,929	$-
Advances transferred to construction in progress	$65,828	$-
Advances transferred to property, plant and equipment	$-	$677,994
Non-cash exercise of 100,000 warrants into common stock	$-	$7
Conversion of convertible note plus accrued interest into common stock	$-	$1,400,000
Transfer from advances to land use rights	$-	$146,259

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by Yayi International Inc, a Delaware corporation and its subsidiaries (collectively, the “Company”) , without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statement of operations for the three and nine months ended December 31, 2010 is not necessarily indicative of the results that may be expected for the entire year ending March 31, 2011. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. The Company follows the same accounting policies in the preparation of interim reports.

On August 18, 2010, one of the Company’s subsidiaries, Charleston Industrial Limited changed its name to Milkgoat Industrial Co., Ltd. (“Milkgoat Industrial”), under the BVI Business Companies Act, 2004.

On December 17, 2010, one of the Company’s subsidiaries, Tianjin Yayi Industrial Co., Ltd. changed its name to Milkgoat (China) Goat Dairy Co., Ltd. (“Milkgoat China”), as approved by Tianjin City Administration for Industry & Commerce.

In March 2010, Yayi International Inc. changed its fiscal year end from October 31 to March 31.

The principal business activities of the Company consist of manufacturing and selling of goat milk powder. All business activities of the Company are conducted principally by its subsidiaries Milkgoat China, Weinan Milkgoat Production Co., Ltd. (“Weinan Milkgoat”), Fuping Milkgoat Dairy Co., Ltd (“Fuping Milkgoat”) and Shaanxi Milkgoat Dairy Co., Ltd (“Shaanxi Milkgoat”) operating in the PRC whereas Milkgoat Industrial is a BVI investment holding company.

2. Summary of Significant Accounting Policies

Reclassification -Short term loans of $121,075 as of March 31, 2010 have been reclassified to other payable and accrued expenses to conform with the current presentation.

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

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of December 31, 2010 and March 31, 2010, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $2,137,896 and $509,923 for the three months ended December 31, 2010 and 2009, respectively. Advertising and promotion costs amounted to $7,435,867 and $1,375,848 for the nine months ended December 31, 2010 and 2009, respectively.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - Continued

Shipping and handling cost - Shipping and handling costs related to the delivery of finished goods are included in other selling, general and administrative expenses. During the three months ended December 31, 2010 and 2009, shipping and handling costs were $107,898 and $83,873, respectively. During the nine months ended December 31, 2010 and 2009, shipping and handling costs were $367,447 and $462,774, respectively.

Slotting fees and store charges - The Company accounts for slotting fees and store charges in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 605-50. ASC 605-50 requires that cash considerations, including sales incentives, given by a vendor to a customer is presumed to be a reduction of the selling price, and therefore, should be characterized as a reduction to gross sales. This presumption is overcome and the consideration would be characterized as an expense incurred if the vendor receives an identifiable benefit in exchange for the consideration and the fair value of that identifiable benefit can be reasonably estimated. Furthermore, if the consideration recorded is in excess of gross sale of any retailer, the amount in excess will be recorded as selling expense. The Company treats one-time slotting fees and store charges paid to retails shops who are direct customers of the Company’s distributors as a reduction in gross sales. The Company pays the fees upon signing of contract with the distributors and records them as prepayment. These fees are amortized over a twelve months period. The amortized amount is taken as a reduction against revenue. Slotting fees of $1,334,356 and $0 were recorded as a reduction of sales revenue for the three months ended December 31, 2010 and 2009. Slotting fees of $2,926,329 and $0 were recorded as a reduction of sales revenue for the nine months ended December 31, 2010 and 2009. Store charges of $192,567 and $0 were recorded as a reduction of sales revenue for the three months ended December 31, 2010 and 2009. Store charges of $639,436 and $0 were recorded as a reduction of sales revenue for the nine months ended December 31, 2010 and 2009.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. The adoption of this standard did not have a material impact to the Company’s financial statements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - Continued

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (ASC Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.

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

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.

Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings.

This standard is not currently applicable to the Company.

As of December 31, 2010, there were no other recently issued accounting standards not yet adopted which would have had a material effect on the Company’s financial statements.

3. Restricted Cash

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)

Bank deposits held as collateral for bills payable	$-	$28,314
Bank deposits held in escrow (Note 13)	408,090	-
	$408,090	$28,314

Cash of $408,090 from the private placement was held in escrow for the Company as of December 31, 2010 (Note 13).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Other Receivable

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)

Advance to staff	$45,902	$28,542
Due from an unrelated party	316,102	585,130
Sundry	61,024	7,331
	423,028	621,003
Less: allowance for bad debts	(11,434)	(22,833)
	$411,594	$598,170

The amount due from an unrelated party is interest-free, unsecured and has no stated terms of repayment.

5. Inventories, net

Inventories, net consist of:

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)

Raw materials	$3,118,726	$1,678,207
Packaging	449,449	289,188
Finished goods	838,632	593,870
	$4,406,807	$2,561,265

As of December 31, 2010 and March 31, 2010, there was no allowance made for obsolete or slow moving inventory.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Advances on Property, Plant and Equipment

Advances and deposits on property, plant and equipment consist of:

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)

Advances to Tianjin Mengyang Biological Development Co., Ltd. (“Tianjin Menyang”), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 16)	$4,321,062	$4,179,284
- advances for renovation of office building (Note 16)	353,913	342,300
- purchase of factory and warehouse (Note 16)	11,416,634	11,042,041
Advanced payment for construction in progress (Note 16)	647,403	331,696
Advanced payment for purchasing machinery and equipment (Note 16)	2,440,355	1,920,814
	$19,179,367	$17,816,135

The main body construction of office building had been completed as of September 2010. The construction project is under inspection and the completion date is subject to the inspection report to be issued. Based on the Company’s estimate, the completion date is expected to be postponed to the second calendar quarter of 2011 (Note 16).

The main body construction of factory and warehouse had been completed as of September 2010. The construction project is under inspection and the completion date is subject to the inspection report to be issued. Based on the Company’s estimate, the completion date is expected to be postponed to the second calendar quarter of 2011 (Note 16).

The construction in progress relates to the construction and installation of central system pipelines. The estimated completion date of installation is postponed to the forth calendar quarter of 2011 (Note 16).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)

At cost:
Leasehold improvement	$71,262	$68,924
Plant and buildings	3,651,053	1,708,463
Machinery	3,241,545	2,525,876
Furniture, fixtures and equipment	231,443	202,581
Motor vehicles	335,959	324,936
	7,531,262	4,830,780
Less: accumulated depreciation	(1,572,779)	(1,096,228)
	5,958,483	3,734,552
Construction in progress	974,874	2,770,578
	$6,933,357	$6,505,130

During the three months and nine months ended December 31, 2010, depreciation expenses amounted to $161,814 and $430,155, respectively, among which $138,006 and $358,707 were respectively recorded as cost of sales. $23,808 and $71,448 were recorded as other selling, general and administrative expenses for the three months and nine months ended December 31, 2010, respectively.

During the three months and nine months ended December 31, 2009, depreciation expenses amounted to $106,295 and $283,192, respectively, among which $88,495 and $230,293, respectively, were recorded as cost of sales. $17,800 and $52,899 were recorded as other selling, general and administrative expenses for the three months and nine months ended December 31, 2009, respectively.

8. Prepaid expenses

Prepaid expenses consist of:

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)

Slotting fees	$2,606,761	$880,971
Others	123,946	121,523
	$2,730,707	$1,002,494

The slotting fees included in prepaid expenses as of December 31, 2010 consist of one-time slotting fees paid to retail shops that are direct customers of the Company’s distributors.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Short Term Loans

On April 30, 2010, the Company entered into a loan agreement with SAIF Partners III L.P. (“SAIF Partners”), pursuant to which the Company borrowed $3 million from SAIF Partners with an interest rate of 12% per annum. SAIF Partners currently owns 1,530,612 shares of the Company’s Series A Preferred Stock with par value $0.001 per share (the “Series A Preferred Stock”), which constitute all of the issued and outstanding Series A Preferred Stock of the Company. To secure the repayment by the Company of the loan, the Company’s major shareholder, Global Rock Stone Industrial Ltd (“Global Rock”), executed in favor of SAIF Partners a stock pledge agreement, pursuant to which Global Rock pledged 13,024,725 shares of common stock of the Company as security for the obligations of the Company under the loan agreement. The loan was repaid on September 30, 2010.

On June 3, 2010, the Company entered into three loan agreements with Rural Cooperative Bank of Tianjin for RMB8,000,000 (approximately $1,209,958) each and a loan agreement for RMB6,000,000 (approximately $907,468). The annual interest rate is 5.8% and the loans are due on June 2, 2011. These loans are guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. with the guarantee fee of RMB360,000 (approximately $54,448) paid on July 20, 2010.

On July 30, 2010, the Company renewed two loan agreements with Shanghai Pudong Development Bank for RMB2,000,000 (approximately $302,489) and RMB8,000,000 (approximately $1,209,958). The annual interest rate is 6.4% and the loans are due on July 29, 2011. These loans are guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. with the guarantee fee of RMB150,000 (approximately 22,687) paid on July 30, 2010.

On November 4, 2010, the Company entered into a loan agreement with Bank of Tianjin for RMB15,000,000 (approximately $2,268,672). The annual interest rate is 6.7% and the loan is due on November 3, 2011. The loan is guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. with the guarantee fee of RMB400,000 (approximately $60,498) paid on November 4, 2010.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Due to Shareholders

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)
Li Liu, a director of the Company, officer and principal shareholder	$3,509,691	$3,394,534
Other shareholders	1,918,267	1,918,267
	5,427,958	5,312,801
Less: Current portion	880,301	-
	$4,547,657	$5,312,801

On June 12, 2009, the persons who were shareholders of Milkgoat China before Milkgoat Industrial acquired their interests in Milkgoat China on January 15, 2008 (the “Original Shareholders”) entered into a restructuring agreement whereby the Original Shareholders, upon receipt of RMB30,500,000 (approximately $4,547,657) of dividend payable from Milkgoat Industrial agreed to provide an interest-free loan of the same amount to Milkgoat China. The entire amount of dividend was paid to the Original Shareholders and was lent to Milkgoat China by the Original Shareholders.

The amount of RMB 5,820,376 (approximately $880,301) due to Li Liu which is unsecured with no stated interest and no stated repayment term is reflected as current liabilities.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Income Tax

The enterprise income tax is reported on a separate entity basis.

United States

The Company was incorporated in Delaware and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the three and nine months ended December 31, 2010. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulted from the net operating loss.

BVI

Milkgoat Industrial was organized in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Milkgoat China, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are subject to PRC income tax. Income tax expense for the three months ended December 31, 2010 and 2009 were $74,585 and $317,136, respectively. Income tax expense for the nine months ended December 31, 2010 and 2009 were $389,482 and $1,396,163 respectively.

Effective January 1, 2008, the statutory PRC tax rate is 25%. Therefore, the statutory PRC rate for the three and nine months ended December 31, 2010 and 2009 was both 25%.

The following is a reconciliation of the tax derived by applying the PRC statutory rate to the earnings before income taxes, and comparing that to the recorded income tax provision (benefit):

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Tax provision at PRC statutory rate	-25.0%	25.0%	-25.0%	25.0%
Under (over) accrual in prior years	4.4%	-0.2%	-28.4%	0.3%
Unrecognized tax benefit of current period tax losses	9.8%	2.3%	19.6%	0.8%
Parent company's expenses not subject to PRC tax	43.0%	13.4%	149.6%	2.7%
Effective tax rate	32.2%	40.5%	115.8%	28.8%

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the three months and nine months ended December 31, 2010 and 2009. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Warrants

Series A Warrants

As of December 31, 2010, 27,218 shares of common stock had been issued upon the cashless exercise of 52,088 Series A Warrants.

Series C Warrants

As of December 31, 2010, 46,794 shares of common stock had been issued upon the cashless exercise of 171,185 Series C Warrants.

Series D Warrants and Placement Agent Fee

In connection with the merger with Milkgoat Industrial on June 6, 2008, we paid the placement agent an aggregate of approximately $104,000 in commissions and approximately $21,000 for expenses for its services in the offering. We also issued the placement agent and its designees Series D Warrants (which generally have the same terms as the Series A Warrants) to acquire an aggregate of 144,448 shares of common stock. The Series D Warrants were valued at $67,368 as the fair value. Of the total placement agent expense of $192,368, $150,828 was allocated to debt issuance costs and the remaining $41,540 of advisory cost was recorded as an expense. The debt issuance costs are amortized by the interest method over the term of the convertible notes.

For the three months and nine months ended December 31, 2010, there was no amortization of debt issuance costs and accretion of debt discount from the warrants and embedded derivatives issued in respect of the merger on June 6, 2008 as they have been fully amortized and accreted. For the three months and nine months ended December 31, 2009, amortization of debt issuance costs and accretion of debt discount from the warrants and embedded derivatives issued in respect of the merger on June 6, 2008 totaled $134,411 and $337,934, respectively.

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

Pursuant to a registration rights agreement with the purchasers of 52 units of convertible promissory notes issued upon completion of merger with Milkgoat Industrial on June 6, 2008, the Company agreed to register the resale of the shares of common stock underlying these notes and Series A Warrants. The Company did not file a registration statement by July 21, 2008, as required by the agreement.

On November 24, 2009, the Company and the investors entered into a Settlement Agreement (the “Settlement Agreement”), to settle the Company’s obligations under the aforementioned registration rights agreement for failure to file a registration statement in accordance with the terms of the registration rights agreement. Pursuant to the Settlement Agreement, each investor is entitled to convert the entire principal amount of and accrued interest on all of the notes it holds into the Company’s common stock at a conversion price of $1.08 per share.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Warrants - Continued

The Company modified the Series A and Series D warrant exercise price to $0.98 per share in 2009 pursuant to the Settlement Agreement. Additional expenses of $71,400 and $17,100, respectively, were recorded as a result of the reduction in Series A and Series D warrant exercise prices.

As of December 31, 2010, 84,272 shares of common stock were issued upon the cashless exercises of 119,169 Series D warrants.

13. Issuance of Convertible Notes and Series of Warrants

On September 27, 2010, the Company issued and sold to certain investors 892 units at a purchase price of $10,000 per unit, resulting in gross proceeds of $8.92 million to the Company. Each unit consists of a three-year, 9% convertible promissory note in the principal amount of $10,000 (the “9% Convertible Note”) and a three-year Series F common stock purchase warrant (the “Series F Warrant”), to purchase 1,250 shares of the Company’s common stock at an exercise price of $2.50 per share.

The 9% Convertible Notes are payable at an interest rate of 9% per annum, payable semiannually in arrears on the last day of the first and third calendar quarters (i.e., March 31 and September 30) commencing March 31, 2011 and mature on September 26, 2013 (the “Maturity Date”). Except for the secured Indebtedness (as defined in the 9% Convertible Note) of the Company and its subsidiaries in existence on September 27, 2010, the obligations of the Company under the 9% Convertible Notes will rank senior with respect to all existing indebtedness of the Company as of September 27, 2010 and to any and all Indebtedness incurred thereafter. The 9% Convertible Notes are also convertible into shares of common stock at any time prior to the Maturity Date at $2.00 per share, which conversion price is subject to weighted average and other customary anti-dilution protections. At any time after September 26, 2011, the Company may redeem all but not less than all of the outstanding principal amount of any 9% Convertible Notes by payment of 108% of the outstanding principal amount of the 9% Convertible Notes, together with accrued but unpaid interest.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Issuance of Convertible Notes and Series of Warrants - Continued

Make Good Escrow Agreement

On September 27, 2010, the Company, a major shareholder of the Company, Global Rock, Euro Pacific Capital, Inc. and Escrow, LLC entered into a make good escrow agreement (the “Make Good Escrow Agreement”). Pursuant to the Make Good Escrow Agreement, Global Rock agreed to place a total of 669,000 shares of common stock held by it, which is equal to 15% of the amount of shares of common stock issuable upon conversion of the 9% Convertible Notes (the “Make Good Shares”), into escrow to secure certain make good obligations of the Company. In the event that the combined net sales of the Company of both of the fiscal years ending March 31, 2011 and 2012 is less than $125 million, Global Rock will transfer the Make Good Shares to the investors, on a pro rata basis to the extent of shortfall of the actual net sales achieved compare to the guaranteed net sales of $125 million for no additional consideration. As of December 31, 2010, it is probable that the guaranteed net sales of $125 million for fiscal years ending March 31, 2011 & 2012 may not be achieved. The estimated fair value as of December 31, 2010 of the 266,390 shares expected to be delivered is $293,029 and is reflected as accrued expenses – non current on the balance sheet as of December 31, 2010. The fair value of Make Good Escrow Agreement will be analyzed every period end using a probability weighted assessment method and adjusted if necessary.

Registration Rights Agreement

In connection with the private placement of September 2010, the Company and the investors entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, the Company granted registration rights to holders of registrable securities, which include (i) the shares of common stock issuable upon the conversion of the 9% Convertible Notes, (ii) the Make Good Shares, as applicable, (iii) the shares of common stock issuable upon the exercise of Series F Warrants issued to the investors and the placement agent, and (iv) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event, or any price adjustment as a result of such stock splits, reverse stock splits or similar events with respect to any of the securities referenced in (i) – (iii) above.

Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement on Form S-1 (the “Registration Statement”), within 30 days after the closing of the private placement, or the Closing, and cause the Registration Statement to be declared effective by the Securities and Exchange Commission with 180 days after the Closing. The Company may be subject to liquidated damages in an amount up to 8% ($713,600) of the aggregate investment amount paid by the investors in the private placement if it is unable to file, obtain and maintain effectiveness of the Registration Statement as required by the Registration Rights Agreement by March 27, 2011. The Company filed the Registration Statement on October 27, 2010. As of December 31, 2010, the Company believes it is probable that the Registration Statement will be effective by March 27, 2011 and thus no expense has been recognized.

Closing Escrow Agreement

On September 27, 2010, the Company also entered into a closing escrow agreement with the placement agent and the escrow agent (the “Closing Escrow Agreement”), pursuant to which, among other things, the Company has placed a certain amount of cash received from the private placement ($408,090) (the “Holdback Amount”), with the escrow agent, which is sufficient to satisfy the payment to the investors of one semiannual interest payment due on the aggregate principal amount of all 9% Convertible Notes issued in the private placement, which includes accrued interest due on the principal amount of the 9% Convertible Notes from September 27, 2010 through March 31, 2011. If, an event of default (as defined in the 9% Convertible Notes) is declared by the placement agent with respect to a failure by the Company to make a semiannual interest payment to the investors in accordance with the 9% Convertible Notes, the escrow agent will disburse a certain portion of the Holdback Amount to the investors, and within 30 days following the disbursement, the Company will deposit an additional amount equal to the Holdback Amount with the escrow agent to be retained and disbursed. On the Maturity Date or at any time prior to the Maturity Date when 75% of all 9% Convertible Notes have been converted, all remaining funds of the Holdback Amount will be disbursed to the Company.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Issuance of Convertible Note and Series of Warrants - Continued

Accounting for Convertible Notes and Series F Common Stock Warrants

The 9% Convertible Notes and Series F Warrants (issued to both investors and the placement agent) contain ratchet provision which will reduce the conversion and exercise price, based on a formula, if the Company sells or issues securities at a price lower than the conversion or exercise price. The embedded conversion option of the 9% Convertible Notes and the warrants do not meet the test of being indexed only to the Company’s common stock as defined in ASC 815-40-15 because the formula is not based on the market price. Accordingly, the embedded conversion option and warrants are accounted for as derivative liabilities and are required to be re-measured at the end of every reporting period with the change in fair value in the statement of operations.

The 8% placement agent fee and other offering costs totaling $888,180 and the fair value of the Series F warrants issued to the placement agent of $231,929 are accounted for deferred financing fees. The gross proceeds of $8,920,000 are allocated to the fair value of the Series F warrants issued to the investors of $828,319, fair value of the embedded conversion option of $3,487,233, and the carrying value of the convertible notes of $4,604,447. The fair value of the embedded conversion option is calculated using a Cox-Ross-Rubinstein (“CRR”) binomial model with the following assumptions: conversion price of $2.00, risk free interest rate of 0.66%, expected term of 3 years, and a volatility of 130%. The fair value of the warrants is calculated using the CRR binomial model with the following assumptions: exercise price of $2.5 per share, risk free interest rate of 0.66%, expected term of 3 years, and a volatility of 130%. The expected volatility is based on average volatility of five comparable companies in the same industry and the Company’s historical volatility.

The value of the embedded conversion option and the warrants are re-measured at December 31, 2010 using the CRR binomial model with the same assumptions as stated above except for a risk free interest rate of 0.91% and volatility of 120%. The decrease in fair value of these derivative liabilities for the three and nine months ended December 31, 2010 totaled $979,923 and $843,037, respectively (Note 14).

The initial carrying value of the convertible notes will be accreted to their redemption value of $8,920,000 over the three years term of the convertible notes at an effective interest rate of 34.77%. Effective interest expense recorded for the three and nine months ended December 31, 2010 is $413,161 and $426,503, respectively.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Issuance of Convertible Note and Series of Warrants - Continued

The following table summarizes all of the Company’s warrants outstanding as of December 31, 2010.

	Shares outstanding	Fair Value
Warrants outstanding in respect of the merger:
Series A Warrants	549,812	$432,097
Series B Warrants	2,148,148	1,144,743
Series C Warrants	14,000	6,530
Series D Warrants	25,279	19,866
	2,737,239	1,603,236

Warrants outstanding for extension of maturity date of loan from Allied Merit:
Series E Warrants	250,000	233,547

Warrants outstanding as of December 31, 2010 in respect of issuance of convertible notes:
Series F Warrants issued to the investors	1,115,000	$664,131
Series F Warrants issued to the placement agent	312,200	185,957
	1,427,200	850,088

	4,414,439	$2,686,871

			Exercise Price
	Warrant	Vested	per Common
	Shares	Shares	Stock Range
Balance, March 31, 2010	3,202,318	3,202,318	$0.98-$1.35
Granted or vested during the 9 months ended December 31, 2010	1,427,200	1,427,200	$2.50
Exercised during the 9 months ended December 31, 2010	(215,079)	(215,079)	$0.98-$1.35
Expired during the 9 months ended December 31, 2010	-	-	-
Balance, December 31, 2010	4,414,439	4,414,439	$0.98-$2.50

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Warrants
Exercise Prices	at December 31, 2010	Contractual Life (Years)	Currently Exercisable

$0.98-1.35	2,987,239	0.44	$1.06
$2.50	1,427,200	2.74	$2.50

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Fair Value Measurements

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

The following table sets forth a summary of changes in fair value of Level 3 liabilities for the nine months ended December 31, 2010:

Liabilities:
Balance of derivative liabilities as of March 31, 2010	$-
Initial fair value of derivative liabilities	4,547,481
Change the in fair value of derivative liabilities	(843,037)
Balance of derivative liabilities as of December 31, 2010	$3,704,444

The fair value of the derivative liabilities was determined using the CRR binominal model (Note 13), the following table sets forth the components of derivative liabilities:

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)

Derivative liabilities – warrants to investors and placement agent	$850,088	$-
Derivative liabilities – conversion option on convertible notes	2,854,356	-

Balance of derivative liabilities	$3,704,444	$-

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, valuation techniques are sensitive to changes in the trading market price of our common stock and its estimated volatility. Because derivative financial instruments are initially and subsequently carried at fair values, the Company’s income may include significant charges or credits as these estimates and assumptions change.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Fair Value Measurements - Continued

The carrying amounts reported in the balance sheets for cash, accounts receivable, other receivables, short-term borrowings, accounts payable and accrued expenses, customer advances, and amounts due to/from related parties approximate their fair market value based on the short-term maturity of these instruments. The carrying value of long-term loans approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

15. Employee Stock Ownership Plan

On May 31, 2010, the Company adopted 2010 Employee Stock Option and Stock Award Plan (the “Plan”). Up to 2,359,974 shares of common stock of the Company may be issued under the Plan. The Plan permits the grant of Nonqualified Stock Options, Restricted Stock, and Incentive Stock to employees, officers, directors, and consultants of the Company and its subsidiaries. The Plan became effective on May 31, 2010 when it was adopted by the Board of Directors but is subject to approval by the stockholders of the Company within twelve months after it.

The Company also entered into separate Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan Award Agreements (the “Option Agreements”), with each of Ms. Jing Chen, the Company's Chief Financial Officer and Mr. Fung Shek, the Company's Vice President and Director. Under the terms of the Option Agreements, the Company agreed to grant a stock option, at an exercise price at $2.25 per share, to each of Ms. Chen and Mr. Shek for the purchase of 250,000 shares of common stock and 106,000 shares of common stock, respectively. According to the Option Agreements, 25% of the option granted to each of Ms. Chen and Mr. Shek will vest on the first anniversary of the grant date, and the balance will vest in equal quarterly installments over the next three years on the last day of each quarter, subject to Ms. Chen's and Mr. Shek's continuing employment with the Company through these dates.

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

15. Employee Stock Ownership Plan - Continued

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

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding options as of December 31, 2010:

Options Outstanding

		Number Outstanding		Weighted Average	Weighted Average
Range of		Currently	Weighted Average	Exercise Price of	Exercise Price of
Exercise	Number Outstanding	Exercisable at	Remaining Contractual	Options at	Options Currently
Prices	at December 31, 2010	December 31, 2010	Life (Years)	December 31, 2010	Exercisable

$0.98-2.25	1,906,392	707,992	9.43	$1.78	$0.98

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. Total compensation expense related to the stock options for the three months and nine months ended December 31, 2010 was $437,376 and $1,133,854, respectively. For the three months ended December 31, 2010, $412,200 and $25,176 were recorded as general and administrative expense and cost of goods sold respectively. For the nine months ended December 31, 2010, $1,071,800 and $62,054 were recorded as general and administrative expense and cost of goods sold, respectively. As of December 31, 2010, there was $1,002,440 of unrecognized compensation costs related to unvested share-based compensation arrangements granted under the Plan. There were 707,992 shares of options vested during three and nine months ended December 31, 2010.

Expected volatilities utilized in the model are based on average volatility of three comparable companies in the same industry. The risk free interest rate is derived from the U.S. Treasury yield with a remaining term equal to the expected life of the option in effect at the time of the grant. Since the Company has limited option exercise history, it has elected to estimate the expected life of an award based upon the SEC-approved “simplified method” noted under the provisions of ASC 718-10-S99.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Employee Stock Ownership Plan - Continued

A summary of the Company’s stock option activity as of December 31, 2010, and changes during the three and nine months ended December 31, 2010 is presented in the following table:

		Weighted-Average
	Options	Exercise Price

Outstanding at March 31, 2010	-	$-
Granted	1,906,392	1.78
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at December 31, 2010	1,906,392	$1.78

Vested at December 31, 2010	707,992	$0.98

Exercisable at December 31, 2010	707,992	$0.98

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies

Purchase of Office Building with a total consideration of $4,482,894

On January 15, 2007, the Company signed a sales and purchase agreement with Tianjin Mengyang to buy a four-story office building of an approximate construction area of 7,800 square meters located at Jinghai Industrial Park, or Jinghai Project, for a total consideration of RMB29,640,000 (approximately $4,482,894). The main body construction of office building was completed in September 2010. The construction project is under inspection and the completion date is subject to the issuance of inspection report. Based on the Company’s estimate, the completion date would be April 2011. As of December 31, 2010, RMB28,570,000 (approximately $4,321,062) was paid and recorded as advances on property, plant and equipment. The remaining RMB1,070,000 (approximately $161,832) would be paid in 2 installments of RMB535,000 (approximately $80,916) each upon receiving the certificate of right to use.

Renovation of Office Building with a total consideration of $707,826

As of December 31, 2010, the first payment of RMB2,340,000 (approximately $353,913) was paid to Tianjin Mengyang for interior renovation of the building and was recorded as advances and deposits on property, plant and equipment. The remaining RMB2,340,000 (approximately $353,913) is to be paid upon inspection of the completed renovation project. If the remaining balance is not paid upon completion of the project, the balances will bear interest at the PRC prime interbank rate of 6.03% per annum for a three months loan from Tianjin Menyang.

Purchase of Factory & Warehouse with a total consideration of $13,686,894

On September 26, 2008, the Company signed a factory transfer agreement with Tianjin Mengyang to purchase three warehouses and a factory of an approximate construction area of 30,165 square meters situated at Jinghai Industrial Park for a total consideration of RMB90,495,000 (approximately $13,686,894). The Company paid a total of RMB44,404,000 (approximately $6,715,872) in 2008.

On January 20, 2009, the Company signed a supplemental agreement with Tianjin Mengyang to postpone the construction completion date to December 31, 2009. Under the firstsupplement agreement, the parties agreed that the RMB33,000,000 (approximately $4,991,077) is to be paid by 11 monthly installments of RMB3,000,000 (approximately $453,734) each from January 2009 to November 2009. The company paid RMB9,000,000 (approximately $1,361,203) in cash and settled the other RMB6,000,000 (approximately $907,468) by offsetting a short term loan due from Tianjin Mengyang up to May, 2009.

On June 12, 2009, the Company signed a second supplemental agreement with Tianjin Mengyang under which the parties agreed that the remaining balance for factory and warehouse of RMB31,091,000 (approximately $4,702,351), will be paid by 3 installments. The first installment of RMB16,080,500 (approximately $2,432,091) was paid on the completion of the main framework of the construction in Oct, 2009. The second installment of RMB7,505,250 (approximately $1,135,130) is due upon satisfactory inspection of the construction. The final installment of RMB7,505,250 (approximately $1,135,130) is due upon receiving the certificate of right to use.

The construction of the main office buildings, factory and warehouse was completed in September 2010. Tianjin Construction Commission requires the Company to provide the inspection report before the renovation projects could begin. On September 16, 2010, the Chinese State Council issued a “Circular on Further Strengthening the Quality and Safety of Dairy Products No. (2010) 42”, which requires newly established dairy product manufacturing companies to comply with “Rules for Implementation of Regulations on Issuing Infant Formula Milk Powder Production License” which was issued by the Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) in November 2010. The rules tighten the examination criteria of production license and inspection standard of milk product. Therefore, Jinghai Project is subject to more stringent inspection before the inspection report could be issued. Based on the Company’s estimate, the completion date of Jinghai Project is postponed to the second calendar quarter of 2011 .

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies - Continued

As of December 31, 2010, total payments of RMB75,484,500 (approximately $11,416,634) were made and recorded as advances and deposits on property, plant and equipment. The remaining RMB15,010,500 (approximately $2,270,260) are to be paid by 2 installments of RMB7,505,250 (approximately $1,135,130) each. The first installment is due upon satisfactory inspection of the construction. The second installment is due upon receiving the certificate of ownership.

Purchase of Machinery & Equipment of a total consideration of $4,835,900

During the fiscal year ended March 31, 2010, the Company signed two contracts to purchase machinery and equipment to expand its goat milk powder production lines and liquid goat milk production line, totaling RMB23,349,000 (approximately $3,531,414). As of December 31, 2010, the Company paid RMB12,702,300 (approximately $1,921,156) in which RMB1,702,900 (approximately $257,555) was recorded in Property, Plant and Equipment for machinery and equipments delivered and RMB10,999,400 (approximately $1,663,601) was recorded in advances on property, plant and equipment for those machinery and equipments not delivered yet.

After March 31, 2010, the Company adopted a new marketing strategy and signed a memorandum with the supplier for switching the purchase contract of machinery and equipment RMB 10,646,700 (approximately $1,610,258) from Milkgoat China, our subsidiary company to Shaanxi Milkgoat, our another subsidiary. The second installment of the two contracts are expected to be paid progressively, RMB 7,370,800 (approximately $1,114,795) and RMB 2,456,900 (approximately $371,593) will be paid in June and July 2011, respectively, when the machinery and equipment is delivered and inspected. The final payment of RMB 819,000 (approximately $123,870) is to be paid within 6 months after the approval of final inspection of equipment thereafter.

On May 24, 2010, the Company signed a contract for purchasing three laboratory instruments with Tianjin Jinhongji Import & Export Trading Co., Ltd., with the total amount of RMB625,000 (approximately $94,528). As of December 31, 2010, the first payment of RMB500,000 (approximately $75,622) were paid and recorded in advances and deposits on property, plant and equipment. The remaining RMB125,000 (approximately $18,906) are to be paid in the third calendar quarter of 2011 after receiving and examining the instruments.

On May 25, 2010, the Company entered into a construction agreement with Tianjin Jinghai Power Co., Ltd., for the installation of a 10KV-1250KVA substation with a total amount of RMB5,000,000 (approximately $756,224). As of December 31, 2010, the first payment of RMB1,000,000 (approximately $151,245) were paid and recorded in advances and deposits on property, plant and equipment. The remaining RMB4,000,000 (approximately $604,979) are to be paid in the second calendar quarter of 2011 when the construction is completed.

On May 26, 2010, the Company signed a contract with Tianjin Jinquan Co., Ltd. for the GMP Cleaning Workshop Installation with the total amount of RMB3,000,000 (approximately $453,734). As of December 31, 2010, the first payment of RMB1,500,000 (approximately $226,867) were paid and recorded in advances and deposits on property, plant and equipment. The remaining RMB1,500,000 (approximately $226,867) are to be paid by 2 installments. The first installment of RMB 1,050,000 (approximately $158,807) will be paid in May 2011 when the main construction materials are delivered. The final installment of RMB 450,000 (approximately $ 68,060) will be paid in the third calendar quarter of 2011 when the construction is completed.

There is a contract signed with Tianjin Mengyang for purchasing the machinery and equipment used in the office building, factory and warehouse of RMB5,732,700 (approximately $867,040) and some small contracts signed for purchasing machinery and equipment with a total amount of RMB2,210,750 (approximately $334,364) and recorded in advances and deposits on property, plant and equipment as of December 31, 2010.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies - Continued

Installation of central system pipelines with a total consideration of $1,895,853

On October 28, 2009, Shaanxi Milkgoat entered into a Project Installation Agreement (the “Installation Agreement”), with Heilongjiang Tianhong Food Equipment Co., Ltd. (“Heilongjiang Tianhong”), which provided for, among others, and install all the process pipelines and the central system pipelines at Shaanxi Milkgoat’s new joint production facility. Pursuant to the Installation Agreement, Shaanxi Milkgoat agreed to pay Heilongjiang Tianhong an aggregate of RMB 12,535,000 (approximately $1,895,853) in five installments for the service that Heilongjiang Tianhong will provide.

As of December 31, 2010, the first payment of RMB3,760,500 (approximately $568,756) representing 30% of the consideration, was paid and recorded in advances and deposits on property, plant and equipment. The remaining balance of RMB8,774,500 (approximately $1,327,097) includes RMB3,760,500 (approximately $568,756) is expected to be paid within seven days after the beginning of installation, RMB1,253,500 (approximately $189,585) is expected to be paid within ten days after the completion of installation, RMB3,133,750 (approximately $473,963) is expected to be paid within ten days after the inspection of installation and RMB626,750 (approximately $94,793) is expected to be paid one year after the inspection of installation. Heilongjiang Tianhong agreed to complete the installation within 90 days after Shaanxi Milkgoat provides to Heilongjiang Tianhong an appropriate construction site for the installation according to the Installation Agreement. The estimated completion date of installation is postponed to the fourth calendar quarter of 2011.

Purchase of Raw Material

The Company has written agreements with 18 village committees for the purchase of goat milk and goat placenta to ensure the steady supply of its raw materials.

The details of agreements are listed as follows and the Company is obligated under the purchase agreements requiring minimum purchases as follows:

Tons

Remainder of the fiscal year ending March 31, 2011	40
2012	2,184
2013	3,280
2014	3,608
2015	3,969
Thereafter	-
13,081

The price for the goat milk and goat placenta is determined by the market. As of December 31, 2010, the market price for the goat milk and goat placenta was RMB3,420 (approximately $517) per ton.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Concentrations, Risks, and Uncertainties

The Company did not have any customer constituting 10% or greater of net sales for the three and nine months ended December 31, 2010 and 2009.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

The Company has the following concentrations of business with suppliers constituting 10% or greater of the Company’s purchased value:

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Tianjin Hua Ai Co., Ltd.	*	*	10.2%	*
CPMC Holding (Tianjin) Limited	*	11.6%	*	*

* Constitute less than 10% of the Company's purchased value.

As at December 31, 2010, amount due to Tianjin Hua Ai Co., Ltd. and CPMC Holding (Tianjin) Limited included in accounts payable was approximately $81,254 and $18,471, respectively.

18. Series A Redeemable Convertible Preferred Stock

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Series A Redeemable Convertible Preferred Stock - Continued

 Redemption

At any time and from time to time after June 30, 2012, the holders of not less than a majority of the then outstanding Series A Redeemable Convertible Preferred Stock have the right to request the Company to redeem all of the then outstanding shares of Series A Redeemable Convertible Preferred Stock in cash, if the following qualified events has not occurred: (i) the Company’s shares of common stock or American Depository Shares representing shares of the common stock are listed on the New York Stock Exchange or the NASDAQ Global Market, and (ii) the closing market price of such listing securities represents a price of no less than $4.25 per share of common stock, subject to adjustment, in any consecutive 30-trading-day period. The per share redemption amount is equal to the sum of (i) the purchase price of $9.8 per share plus an internal rate of return of 25% for the period from the issuance date of the Series A Redeemable Convertible Preferred Stock to the redemption date, and (ii) an amount equal to all declared but unpaid dividends for each outstanding share of Series A Redeemable Convertible Preferred Stock. As of December 31, 2010, the aggregate redemption amount is $20,763,695 (1,530,612 shares x $9.8 x (1+25% / 365 days x 561 days)).

The Series A Redeemable Convertible Preferred Stock is not redeemable currently and it is not probable that it will become redeemable; therefore subsequent adjustment to the Series A Redeemable Convertible Preferred Stock’s redemption amount is not necessary until it is probable that the Series A Redeemable Convertible Preferred Stock will become redeemable. Management assesses the probability of redemption on a quarterly basis. Based on management’s future projection of earnings per share and considering P/E ratio of similar companies in the dairy industry, management believes it is probable that the Company will be able to maintain a closing market price of no less than $4.25 per share of common stock for 30 consecutive trading days. In addition, the Company is currently working on complying with the NASDAQ listing requirements. The Company believes it is probable that the qualified events, as defined above, will occur. As such, it is not probable that the Series A Redeemable Convertible Preferred Stock will become redeemable and hence no accretion to redemption value was made.

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

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net (loss) income available for common shareholders - basic	$(306,177)	$465,080	$(725,797)	$3,453,305
Add: Accretion of debt discount on convertible debt	-	106,880	-	285,718
Add: Interest expense on convertible note	-	18,805	-	70,948
Add: Amortization of deferred financing fees	-	27,531	-	52,216
Net (loss) income available for common shareholders - diluted	$(306,177)	$618,296	$(725,797)	$3,862,187

Weighted average outstanding shares of common stock	26,454,394	25,352,248	26,433,743	25,117,843
Dilutive effect of warrants	-	624,674	-	-
Dilutive effect of Series A convertible preferred stock	-	15,306,120	-	15,306,120
Dilutive effect of convertible promissory notes	-	876,610	-	1,094,276
Diluted weighted average outstanding shares	$26,454,394	$42,159,652	$26,433,743	$41,518,239

Earnings per share:
Basic	$(0.01)	$0.02	$(0.03)	$0.14

Diluted	$(0.01)	$0.01	$(0.03)	$0.09

For the three and nine months ended December 31, 2010, the Company had net loss; therefore the amounts reported for basic and dilutive earning per share were the same.

For the nine months ended December 31 2009, common stock equivalents of warrants were anti-dilutive; therefore were excluded from the calculation of diluted weighted average outstanding shares.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20. Subsequent Event

On January 6, 2011, the Milkgoat China entered into a loan agreement with Bank of Beijing Co., Ltd. for RMB10,000,000 (approximately $1,512,447). The annual interest rate is 6.1% and is due on January 6, 2012. The loan is guaranteed by Huaxia Jingu Guarantee Co., Ltd with the guarantee fee of RMB230,000 (approximately $34,786) paid on January 4, 2011.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. Other than the event disclosed above, no significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements. Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Transition Report on Form 10-K for the five months ended March 31, 2010 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

In this report, unless indicated otherwise:

  “BVI” refers to the British Virgin Islands;
  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China;
  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended
  “Fuping Milkgoat” refers to Fuping Milkgoat Dairy Co., Ltd., a company organized under the laws of the PRC;
  “Milkgoat China” refers to Milkgoat (China) Goat Dairy Co., Ltd., a company organized under the laws of the PRC;
  “Renminbi” and “RMB” refer to the legal currency of PRC;
  “SEC” refers to the United States Securities and Exchange Commission;
  “Securities Act” refers to the Securities Act of 1933, as amended;
  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
  “we,” “us,” “our company,” “our” and “Yayi” refer to the combined business of Yayi International Inc. and/or its consolidated subsidiaries, as the case may be; and
  “Weinan Milkgoat” refers to Weinan Milkgoat Production Co., Limited, a company organized under the laws of the PRC.

Overview of Our Business

According to the China Quality Net, maintained by China Quality Inspection Association, we are the first and one of the leading producers and distributors of premium goat milk formula products for infants, toddlers, young children, and adults in China. We began selling powder products in Tianjin and Beijing in 2001, in Southern China in 2004 and Northern China in 2006. We currently manufacture and distribute goat milk powder products. In strict compliance with various national standards, we developed our goat milk powder products with multiple formulations designed to meet nutritional requirements and help promote an infant or toddler’s healthy growth at each developmental stage. Through several years of laboratory tests, we developed the goat odor elimination technology based on know-how licensed from a third party, which substantially eliminates the goat odor from our goat milk powder products without adding any artificial flavors. Most of our goat milk products are formulated through the inclusion of supplements such as vitamins, calcium, iron, selenium, chromium and omega-3 fatty acids, as needed to address the nutritional or health needs of the consumers. To ensure the product quality and safety, we import all of these supplements from other countries, such as Malaysia, the United States and Ireland.

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

Since the end of 2009, we have been working with Trout & Partners to streamline our product portfolio and refine our brand image in order to position and strengthen our “Milk Goat” brand as the premium goat milk brand throughout China. We have restructured our original product portfolio of dozens of products and specifications and refined our marketing strategy. Our new product portfolio consists of ten formula products under the “Milk Goat” brand with two package sizes of 600 and 365 grams with upgraded formula. Most of our goat milk products are formulated through the inclusion of supplements such as vitamins, calcium, iron, selenium, chromium and omega-3 fatty acids, as needed to address the nutritional or health needs of the consumers. We sell and distribute our products through a network of approximately 3,800 retail points including infant-maternity chain stores, domestic and multinational supermarkets and drug stores, as well as catalogue sales across China. We sell most of our products to more than 200 distributors, who in turn sell our products to the retail points. The distributors are located in 23 provinces in China. In addition, since the end of September 2010, we have been selling our products with a 365-gram package size to the infant-maternity retail stores. We expect such new sales strategy to help further strengthen our market presence in this distribution channel.

Recent Development

On December 17, 2010, our wholly owned subsidiary, Tianjin Yayi Industrial Co., Ltd. changed its name to Milkgoat China to more accurately reflect our marketing and branding strategy and products.

Third Quarter Financial Performance Highlights

During the third fiscal quarter ended December 31, 2010, we continued to achieve revenue growth, driven by increased sales of our new goat milk powder products.

The following shows financial highlights for the fiscal quarter ended December 31, 2010:

  Net Sales: Net sales for the three months ended December 31, 2010 were more than $6.3 million, an increase of 29.1% from the three months ended December 31, 2009.

  Gross Margin: Gross margin was 61.0% for the three months ended December 31, 2010, as compared to 69.7% from the three months ended December 31, 2009.

  Operating Loss: Operating loss was approximately $0.4 million for the three months ended December 31, 2010, which is a decrease of $1.6 million as compared to the three months ended December 31, 2009.

  Net Loss: Net loss was approximately $0.3 million for the three months ended December 31, 2010, as compared to net income of approximately $0.5 million for the three months ended December 31, 2009.

  Earnings per Share: Fully diluted earnings per share was $(0.01) for the three months ended December 31, 2010.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Three Months Ended
	December 31
	2010	2009
			change	variance

Net Sales	$6,334,154	$4,907,998 $	1,426,156	29.1%
Cost of goods sold	(2,467,795)	(1,486,066)	(981,729)	66.1%
Gross profit	3,866,359	3,421,932	444,427	13.0%
Operating expenses
Sales and marketing expenses	(3,089,641)	(1,637,258)	(1,452,383)	88.7%
General and administrative expenses	(1,127,672)	(521,340)	(606,332)	116.3%
Income from continuing operations	(350,954)	1,263,334	(1,614,288)	-127.8%
Other income (expenses), net	119,362	(481,117)	600,480	-124.8%
Income tax expense	(74,585)	(317,136)	242,551	-76.5%
Net (loss) income attributable to Yayi International Inc.	(306,177)	465,080	(771,257)	-165.8%

Net Sales. Our net sales are generated from sales of premium goat milk formula products. Net sales for the three months ended December 31, 2010 were approximately $6.3 million, an increase of 29.1% from the same period last year. This increase was primarily attributable to the increase in the unit sales price. The unit sales price increased by 26.5% from $18,259 to $23,099 per ton, mainly due to an upgrade of formula and increased prices of main raw materials. In the first quarter of calendar year 2010, we started to streamline our product portfolio from 58 Store Keeping Units (SKU) to 10 SKU and added premium nutrients to 10 new milk powder products. In addition, in order to develop infant-maternity stores as a sales channel alongside our commitment to establish our presence in supermarkets, we launched 12 infant formula products specifically targeting infant-maternity stores in this quarter. We refined our brand image and positioned ourselves as a provider of premium milk powder products. Accordingly, we have been able to achieve higher net sales from the current 22 SKU product lines versus 58 SKU product lines for the same period last year.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

Product		Three months	Three months
Name		ended	ended
		December 31,	December 31,
		2010	2009

Goat Milk	Quantity (ton)	274	269
Powder
	Unit price	$23,099	$18,259

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the three months ended December 31, 2010 was approximately $2.5 million, an increase of 66.1% from the three months ended December 31, 2009, primarily due to promotional products that we distributed to potential customers for the purposes of new product promotion and the increased raw material prices. The unit cost increased by 62.8%, from $5,528 per ton to $8,999 per ton. The giveaway cost increased by 323.0% from $45,872 to $194,033. Due to the formula upgrading, the unit cost of manufacturing increased by 54.8% from $5,358 per ton to $8,292 per ton.

Gross Profit. Our gross profit is equal to the difference between our net sales and the cost of goods. Gross profit for the three months ended December 31, 2010 was approximately $3.9 million, an increase of 13% from the three months ended December 31, 2009. Our gross margin for the three months ended December 31, 2010 decreased to 61.0% from 69.7% for the three months ended December 31, 2009. The decrease in gross margin is mainly due to the increase in slotting fees paid to the supermarkets, price increase of raw materials and giveaway costs.

Operating expenses. Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating and administrative expenses increased by approximately $2.1 million to $4.2 million or 95.4% from the three months ended December 31, 2009. Following is a discussion of the reasons for this increase broken down by category of operating expense:

Sales and marketing expenses. For the three months ended December 31, 2010, sales and marketing expenses increased approximately 88.7% to $3.1 million from $1.6 million for the same period last year. The increase was primarily attributable to a large increase in advertising and promotion expenses and temporary promoter’s salaries, to approximately $2.1 million for the three months ended December 31, 2010, an increase of 357.3% compared with $0.5 million for the same period last year. We continued conducting the promotional activities, such as road show events for the promotion of the new products across 23 provinces and municipalities. In the same period last year, we spent $0.4 million to engage Trout & Partners, a U.S.-based marketing strategy consultancy with a strong presence in China, to assist us in refining our product positioning and marketing strategy. Trout & Partners has a proven track record in China of transforming regional Chinese brands into nationally recognized names. We believe that our investment in building our “Milkgoat” brand as well as further strengthening our distribution capability will bring substantial and tangible benefits in the long term.

General and administrative expenses. General and administrative expenses for the three months ended December 31, 2010 increased by 116.3% to $1.1 million from $0.5 million for the same period last year. It was primarily attributable to stock options expenses of $0.5 million granted to the key employees and certain directors in June 2010 as well as the increased compensation of $0.1 million for the current and new senior managers and executives.

Other income (expenses). Our other income (expenses) consists primarily of change in fair value of derivative liabilities, interest and amortization of deferred debt issuance cost. Other income for the three months ended December 31, 2010 was approximately $0.1 million, increased by approximately $0.6 million, or 124.8% compared to the same period last year. It was primarily attributable to the decrease of $1.0 million for the fair value of derivative liabilities related to the $8.92 million convertible notes, the decrease of $0.2 million for liquidated damages arising from the registration rights agreement settlement in November 2009 and modification expense of warrants Series A and D in December 2009, offset by an increase of $0.3 million in amortization of deferred financing costs and debt discount and an accrual of expense of $0.3 million for make good shares.

Income Tax. Our income tax expense in the three months ended December 31, 2010 decreased by 76.5%, from approximately $0.3 million in the same period last year, to approximately $0.1 million in the three months ended December 31, 2010. The decrease was primarily attributable to the decrease in income before tax in the three months ended December 31, 2010.

Net (Loss) Income From Operations. As a result of the factors described above, net loss from operations was approximately $0.3 million in the three months ended December 31, 2010 as compared to net income of approximately $0.5 million for the same period last year.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Nine Months Ended
	December 31
	2010	2009
			change	variance

Net Sales	$22,358,257	$17,772,381	$4,585,876	25.8%
Cost of goods sold	(8,022,963)	(5,709,145)	(2,313,818)	40.5%
Gross profit	14,335,294	12,063,236	2,272,058	18.8%
Operating expenses
Sales and marketing expenses	(10,835,434)	(4,472,077)	(6,363,357)	142.3%
General and administrative expenses	(3,365,857)	(1,685,565)	(1,680,292)	99.7%
Income from continuing operations	134,003	5,905,594	(5,771,591)	-97.7%
Other expenses, net	(470,318)	(1,056,126)	585,808	-55.5%
Income tax expense	(389,482)	(1,396,163)	1,006,681	-72.1%
Net (loss) income attributable to Yayi International Inc.	(725,797)	3,453,305	(4,179,102)	-121.0%

Net Sales. Net sales for the nine months ended December 31, 2010 were more than $22 million, an increase of 25.8% from the same period last year. This increase was primarily due to an increase in the unit sales price. The unit sales price increased by 29.3% from $19,500 to $25,215 per ton, mainly due to an upgrade of formula and the increased prices of main raw materials. In the first quarter of calendar year 2010, we started to streamline our product portfolio from 58 Store Keeping Units (SKU) to 10 SKU and added premium nutrients to 10 new milk powder products. As with the second fiscal quarter, we have achieved higher net sales with our 10 product varieties than with the original 58 in the prior year period. In order to develop infant-maternity stores as a sales channel alongside our commitment to establish our presence in supermarkets, we launched 12 infant formula products specifically targeting infant-maternity stores in the third quarter of fiscal year 2011. We have been able to achieve higher net sales from the current 22 SKU product lines versus 58 SKU product lines for the same period last year.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

Product		Nine months	Nine months
Name		ended	ended
		December 31,	December 31,
		2010	2009

Goat Milk Powder	Quantity (ton)	887	911
	Unit price	$25,215	$19,500

Cost of goods sold. Cost of goods sold for the nine months ended December 31, 2010 was approximately $8.0 million, an increase of 40.5% from the same period last year, primarily due to the giveaways that we distributed to potential customers as gifts for promotion purposes and increased raw material prices. The unit cost increased by 44.5% from $6,264 per ton to $9,048 per ton. Due to the formula upgrading, the unit cost of manufacturing increased by 37.9% from $5,842 per ton to $8,053 per ton. The giveaway cost increased by 129.2% from $0.4 million to $0.9 million for the same period last year. As a part of our marketing strategy for the new products, our sales people provided free promotional products to purchasers of our new products

Gross Profit. Gross profit for the nine months ended December 31, 2010 was approximately $14.3 million, an increase of 18.8% from the same period last year. Our gross margin for the nine months ended December 31, 2010 decreased to 64.1% from 67.9% for the same period last year. The decrease in gross margin is mainly due to the increase in slotting fees paid to supermarkets, giveaway costs and increased raw material prices.

Operating expenses. Our total operating and administrative expenses for the nine months ended December 31, 2010 increased by approximately 8.0 million to $14.2 million or 130.6% from the same period last year. Following is a discussion of the reasons for this increase broken down by category of operating expense:

Sales and marketing expenses. For the nine months ended December 31, 2010, sales and marketing expenses increased approximately 142.3% to $10.8 million from $4.5 million for the same period last year. The increase was primarily attributable to a large increase in advertising and promotional expenses and temporary promoter’s salaries. Promotional expenses were approximately $5.6 million for the nine months ended December 31, 2010, an increase of 403.9% compared with $1.1 million for the same period last year, mainly due to our sales road show program across 23 provinces and municipalities for new products promotion. Advertising expenses were approximately $1.9 million for the nine months ended December 31, 2010, an increase of 620.4% compared with $0.3 million for the same period last year as we launched our TV commercials on China Central Television for new product portfolio promotion in the beginning of calendar year 2010. We believe that our investment in sales and marketing for building our “Milkgoat” brand as well as further strengthening our distribution capability will bring substantial and tangible benefits in the long term.

General and administrative expenses. General and administrative expenses for the nine months ended December 31, 2010 increased by 99.7% to $3.4 million from $1.7 million for the same period last year. It was primarily attributable to $1.1 million for the stock options granted to key employees and certain directors in June 2010, as well as the increased compensation of $0.4 million for the current and new senior managers and executives.

Other income/(expenses). Other expenses decreased by approximately $0.6 million, or 55.5% to $0.5 million for the nine months ended December 31, 2010, primarily attributable to the decrease of $0.2 million for liquidated damages arising from the registration rights agreement settlement in November 2009 and modification expenses of warrants Series A and D in December 2009, decrease of $0.8 million for change in fair value of derivative liabilities related to the $8.9 million convertible notes, offset by an increase of $0.2 million in amortization of deferred debt issuance cost, compared with approximately $0.3 million for the same period of last year, and an accrual of expense of $0.3 million for make good shares.

Income Tax. Our income tax expenses for the nine months ended December 31, 2010 decreased by 72.1%, from approximately $1.4 million in the same period last year, to approximately $0.4 million. The decrease was primarily attributable to decrease in income before tax in the nine months ended December 31, 2010.

Net (Loss) Income. As a result of the factors described above, net loss was approximately $0.7 million in the nine months ended December 31, 2010 as compared to net income of $ 3.5 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had cash and cash equivalents of approximately $11.4 million and working capital of approximately $10.9 million.

On November 4, 2010, Milkgoat China entered into a working capital loan agreement with Tianjin Bank, Shaoxing Dao Branch, or Tianjin Bank, pursuant to which, Tianjin Bank loaned to Milkgoat China RMB20,000,000 (approximately $2,991,862) to purchase raw materials. The loan has a term of 12 months and expires on November 3, 2011. The fixed annual interest rate of the loan is 6.672%. Under the terms of the loan agreement, Milkgoat China is subject to customary affirmative and negative covenants. The loan may be accelerated and Tianjin Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments timely, a failure to comply with other covenants and certain events of bankruptcy. On November 5, 2010, RMB15, 000,000 (approximately $2,246,922) was disbursed to Milkgoat China, and the remaining RMB 5,000,000 (approximately $744,940) was disbursed to Milkgoat China on January 6, 2011.

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

Cash Flow

	Nine Months Ended December 31,
	2010	2009
Net cash (used in) provided by operating activities	$(1,715,522)	$1,014,053
Net cash (used in) investing activities	(1,299,531)	(9,565,314)
Net cash provided by financing activities	9,093,456	13,753,399
Net increase in cash and cash equivalent	6,232,183	5,163,498

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2010 was approximately $1.7 million compared to net cash provided by operating activities of approximately $1.0 million for the nine months ended December 31, 2009.

Net cash used in operating activities for the nine months ended December 31, 2010 was mainly attributable to the net loss from operations of $0.7 million, non-cash items not affecting cash flows of $1.6 million and a $2.5 million increase in working capital. The changes in working capital for the nine months ended December 31, 2010 was primarily related to a $1.6 million increase in prepaid expenses due to an increase in store-entry fee including barcode fee and slotting fee paid to the supermarkets for the new product portfolio, which are charged only for new products with one-time nature. We increased goat milk powder production and purchase of goat milk powder from third parties for the coming dry milk period, which resulted in a $1.7 million increase in inventory, $0.9 million increase in accounts payables.

Net cash provided by operating activities for the nine months ended December 31, 2009 was mainly attributable to the net income of $3.5 million, non-cash items not affecting cash flows of $0.5 million and a $3.0 million increase in working capital.

Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2010 was approximately $1.3 million, a decrease of approximately $8.3 million from the corresponding period in the prior year. The change was mainly caused by the fact that the prepayment of $2.6 million for the construction of Fuping milk collection stations, central pipelines system for Shaanxi new processing plant and livestock for Xiaji breeding farms; $0.8 million for the acquisition of Shaanxi land use right and $5.1 million for the construction of Jinghai fortifying plant during the nine months ended December 31, 2009, while we did not make similar payments during the nine months ended December 31, 2010. During the nine months ended December 31, 2010, there was also an increase in capital expenditures of approximately $1.3 million, among which $0.8 million for goat farms construction and the production facilities upgrading for the existing Fuping Milkgoat processing plant, $0.5 million for the prepayment of production equipments for the new fortifying plant in Jinhai Tianjin and $0.1 million for the lab equipments for the existing fortifying plant in Tianjin.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2010 was approximately $9.1 million compared to approximately $13.8 million of net cash provided by these activities during the corresponding period in the prior year. The change is primarily attributable to the $8.9 million gross proceeds from the convertible debt transaction closed on September 27, 2010, compared with $15.0 million gross proceeds from the private placement transaction closed in June 2009. In addition, the net cash provided by bank loans increased by $1.0 million for the nine months ended December 31, 2010 compared with the corresponding period in the prior year.

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

Recently Issued Accounting Pronouncements

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.

Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings.

This standard is not currently applicable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Li Liu and Ms. Veronica Jing Chen, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Li Liu and Ms. Veronica Jing Chen concluded that as of December 31, 2010, our disclosure controls and procedures were not effective due to the significant deficiencies in our internal control over financial reporting for the period as disclosed below.

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

In order to correct the foregoing significant deficiencies, during the fiscal quarter ended December 31, 2010, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

  We have engaged a third party professional consultant, as announced on November 17, 2009, to assist us in assessing, improving and monitoring our internal control over financial reporting. We have been actively working with the external consultant to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting. As of January 31, 2011, they have completed the control tests and another round of control tests will be conducted by May 2011.

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

Our management does not believe that these significant deficiencies in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the three months ended as of December 31, 2010 to contain a material misstatement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended December 31, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

On January 6, 2011, Milkgoat China entered into a loan agreement with Bank of Beijing, Tianjin Branch, or Bank of Beijing, pursuant to which Bank of Beijing agreed to loan to us RMB 10,000,000 (approximately $1,515,515) as working capital. The loan has an annual interest rate of 5% above the benchmark interest rate as of the date of the first withdrawal of the principal. The interests must be paid on a quarterly basis. The loan expires within 12 months after the date of the first withdrawal but may be renewed upon the written consent by Bank of Beijing. Under the terms of the loan agreement, Milkgoat China is subject to customary affirmative and negative covenants. The loan may be accelerated and Bank of Beijing may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments timely, a failure to use the loan in a way required under the loan agreement and certain events of liquidation or bankruptcy. There are no financial covenant requirements under this loan agreement.

The description of the loan agreement above is a summary only and is qualified in its entirety by the terms of the loan agreement, an English translation of such agreement is attached hereto as exhibit 10.1, and is hereby incorporated by reference.

ITEM 6. EXHIBITS.

EXHIBITS.

10.1*	English of Loan Agreement, dated January 6, 2011, between Milkgoat China and Bank of Beijing, Tianjin Branch.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: February 14, 2011

YAYI INTERNATIONAL INC.

By: /s/ Li Liu

Li Liu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jing Chen

Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	English of Loan Agreement, dated January 6, 2011, between Milkgoat China and Bank of Beijing, Tianjin Branch.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.