Form 10-K/A
period 2010-03-31
Yayi International Inc
filed 2011-06-28
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Large accelerated filer [   ]       Accelerated filer [   ]       Non-accelerated filer [   ]      Smaller reporting company [X ]

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this "Amendment") hereby amends our Transition Report on Form 10-K for the five months ended March 31, 2010, previously filed with the Securities and Exchange Commission (the "Commission’) on June 29, 2010, as amended by Amendment No.1 on Form 10-K/A filed with the Commission on January 28, 2011 (the "Original Filing"). Among others, this Amendment is being filed mainly to:

1) correct an error in the financial statements for the five months ended March 31, 2010 due to the incorrect application of generally accepted accounting principles related to the classification of the slotting fees incurred by us in 2010. The slotting fees were originally recorded as one –year amortizable assets instead of a one-time offset to revenue as they are incurred.

2) restate certain disclosure included in our consolidated financial statements related to slotting fee offset to sales and income tax expenses for the five months ended March 31, 2010; and

3) restate the disclosure under the heading "Results of Operations" related to slotting fee offset to sales and income tax expenses during each of the periods presented in this Amendment.

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

	Five months ended March 31
	2010	2009
	(audited)	(unaudited)	change	variance

Net Sales	$6,085,193	$9,283,420	$(3,198,227)	-34.5%
Cost of goods sold	2,369,642	2,892,709	(523,067)	-18.1%
Gross profit	3,715,551	6,390,711	(2,675,160)	-41.9%
Operating expenses:
Sales and marketing expenses	3,908,573	1,973,212	1,935,361	98.1%
General and administrative expenses	1,318,077	685,843	632,234	92.2%
Income from continuing operations	(1,511,099)	3,731,656	(5,242,755)	-140.5%
Other income (expenses), net	(380,789)	(686,878)	306,089	-44.6%
Income tax benefit (expense)	289,093	(869,614)	1,158,707	-133.2%
Net income from discontinued operations, net of tax
Foreign currency translation adjustment	6,039	(44,791)	50,830	-113.5%
Net income attributable to Yayi International Inc.	(1,596,756)	2,130,373	(3,727,129)	-175.0%

Net Sales. Net sales for the five months ended March 31, 2010 were approximately $6.1 million, a decrease of 34.5% from the five months ended March 31, 2009. This decrease was primarily due to the restructuring of our product portfolio. From the end of 2009, we worked together with Trout & Partners to streamline our product portfolio and refine our brand image in order to position and strengthen our "Milk Goat" brand as the premium goat milk brand throughout China. Thereafter, we have restructured our original product portfolio of dozens of products and specifications and refined our marketing strategy during the three months ended October 31, 2009. As a result, we gradually reduced the production of original products from the end of 2009 in anticipation of the introduction of our new products in January 2010. Our new product portfolio consists of only ten formula products under the "Milk Goat" brand with only one product specification of 600 grams. We suspended our sales efforts in supermarkets during these few months as we transitioned from our original product portfolio to the new one with new packaging, stock-keeping units (SKUs), and new (higher) pricing. Our new product portfolio has only been launched in the market since January 2010.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

	Five months	Five months
Product Name	ended	ended
	March	March
	31, 2010	31, 2009

Goat Milk Powder Quantity (ton)	351	510
Unit price	$17,337	$18,203

Cost of goods sold. Cost of goods sold for the five months ended March 31, 2010 was approximately $2.4 million, a decrease of 18.1% from the five months ended March 31, 2009, primarily due to the decrease in our net sales. However, the unit cost increased by 19.0% from $5,672.0 per ton to $6,751.1 per ton, primarily attributable to giveaways distributed to purchasers of our new products. To a lesser extent, increased prices of main raw materials also contributed to the increase in our unit cost.

Gross Profit. Gross profit for the five months ended March 31, 2010 was approximately $3.7 million, a decrease of 41.9% from the five months ended March 31, 2009. Our gross margin for the five months ended March 31, 2010 decreased to 61.1% compared to 68.8% for the five months ended March 31, 2009. This decrease was primarily attributable to promotional products distributed to purchasers of our new products and slotting fees paid to supermarkets. However, the gross margin of our new product portfolio is higher than original product portfolio which partially offset the decrease caused by promotional products and slotting fees paid to supermarkets.

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

General and administrative expenses. General and administrative expenses for the five months ended March 31, 2010 increased by 92.2% to $1.3 million from $0.7 million for the five months ended March 31, 2009. It was primarily attributable to labor cost increase for recruiting senior managers and professionals such as CFO, Director of Production and compensation increase for CEO and director, professional fees increase for engaging Earnest &Young as our SOX consultant and IT expenditures as a result of the expansion of our business.

Other income (expenses). Our other income (expenses) consists primarily of interest and finance cost. Other expenses decrease by approximately $ 0.3 million, or 44.6%, primarily attributable to the repayment of commercial loans of approximately US$ 2.7 million and decreased deferred debt issuance cost amortization.

Income Tax. Our income tax in the five months ended March 31, 2010 decreased by 133.2%, from an expense of approximately $0.9 million in the five months ended March 31, 2009 to a benefit of approximately $0.3 million in the five months ended March 31, 2010. The decrease was primarily attributable to losses experienced in the five months ended March 31, 2010.

Net Income(loss). As a result of the foregoing, net income attributable to Yayi International Inc. decreased by 175.0% in the five months ended March 31, 2010 as compared to the five months ended March 31, 2009.

Twelve Months Ended March 31, 2010 Compared to Twelve Months Ended March 31, 2009 (Unaudited and Unreviewed)

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Years ended March 31 (Unaudited)
	2010	2009	change	variance

Net Sales	$21,362,733	$24,697,548	$(3,334,815)	-13.5%
Cost of goods sold	7,267,807	8,274,455	(1,006,648)	-12.2%
Gross profit	14,094,926	16,423,093	(2,328,167)	-14.2%
Operating expenses:
Sales and marketing expenses	7,689,499	5,399,221	2,290,278	42.4%
General and administrative expenses	2,726,964	1,753,174	973,790	55.5%
Income from continuing operations	3,678,463	9,270,698	(5,592,235)	-60.3%
Other income(expense), net	(1,219,092)	(4,959,780)	3,740,688	-75.4%
Income tax benefit(expense )	(953,071)	(2,225,028)	(1,271,957)	-57.2%
Net income from discontinued operations, net of tax
Foreign currency translation adjustment	(113)	(101,337)	101,224	-99.9%
Net income attributable to Yayi International Inc.	1,506,187	1,984,553	(478,366)	-24.1%

Net Sales. Net sales for the year ended March 31, 2010 were approximately $21.4 million, a decrease of 13.5% from the prior year. As described above, we gradually reduced the production of original products from the end of 2009 in anticipation of the introduction of our new products in January 2010. We suspended our sales efforts in supermarkets when we transitioned from our original product portfolio to the new one with new packaging, stock-keeping units (SKUs), and new (higher) pricing. Our new product portfolio has only been launched in the market since January 2010, and the new products portfolio has varieties and package specifications than the original products portfolio. As a result, our net sales reduced for the year ended March 31, 2010 as compared with the prior year.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

Product Name Twelve Twelve

	months	months
	ended	ended
	March	March
	31, 2010	31, 2009

Goat Milk Powder Quantity (ton)	1,131	1,239
Unit price	$18,897	$19,933

Cost of goods sold. Cost of goods sold for the year ended March 31, 2010 was approximately $7.3 million, a decrease of 12.2% from prior year, mainly due to reduced production costs as a result of our acquisition of a supplier of raw goat milk, Fuping Milkgoat in August, 2008.

Gross Profit. Gross profit for the year ended March 31 2010 was approximately $14.1 million, a decrease of 14.2% from prior year. This decrease was primarily attributable to our lower net sales of new products portfolio and slotting fees paid to supermarkets, partially offset by the decrease in our cost of goods sold primarily as a result of our acquisition of Fuping Milkgoat in August, 2008.

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

Income Tax. Income tax for the year ended March 31, 2010 decreased by approximately 57.2% from $2.2 million to $1.0 million compared to prior year. The decrease is primarily attributable to the decrease in sales and taxable income for the year ended March 31, 2010.

Net Income(loss) . As a result of the foregoing, net income attributable to Yayi International Inc. decreased by 24.1% for the year ended March 31, 2010 as compared to prior year.

Fiscal Year Ended October 31, 2009 Compared to Fiscal Year Ended October 31, 2008

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Fiscal Years ended October 31 (Audited)
	2009	2008	change	variance

Net Sales	$24,845,685	$21,791,268	$3,054,417	14.0%
Cost of goods sold	8,025,009	7,600,454	424,555	5.6%
Gross profit	16,820,676	14,190,814	2,629,862	18.5%
Operating expenses:
Sales and marketing expenses	5,760,446	5,201,779	558,667	10.7%
General and administrative expenses	1,972,190	1,107,333	864,857	78.1%
Income from continuing operations	9,088,040	7,881,702	1,206,338	15.3%
Other income (expense), net	1,491,027	(4,422,539)	(5,913,566)	-134%
Income tax expense	2,201,032	1,633,946	567,086	34.7%
Net income attributable to Yayi International Inc.	5,395,981	1,825,217	3,570,764	195.6%

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

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

	Fiscal year	Fiscal year
Product Name	ended	ended
	October	October
	31, 2009	31, 2008

Goat Milk Powder Quantity (ton)	1,259	1,023
Unit price	$19,683	$20,078

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

General and administrative expenses. For the year ended March 31, 2009, the general and administrative expenses increased by 78.1% to $2.0 million from $1.1 million for the year ended October 31, 2008. It was primarily attributable to labor cost increase for recruiting senior managers and professionals such as CFO, Director of Production and pay increase for CEO and executive director, professional fees increase for engaging E&Y as our SOX Consultant and IT expenditures due to as a result of the expansion of our business.

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

Net Income(loss) . Net income increased by approximately $3.57 million to approximately $5.4 million in fiscal 2009. After excluding merger costs in the prior year, accretion of debt discount and deferred financing cost of convertible notes and liquidated damage of convertible notes accrued this year , net income increased by approximately $750,000, or 14%, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had cash and cash equivalents of approximately $4.7 million and working capital of approximately $3.0 million.

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

On June 3, 2010, the Company renewed its loans from Tianjin Rural Cooperative Bank, Kexin Branch, or Rural Bank by entering into four separate short-term loan agreements with Rural Bank. Pursuant to the loan agreements, Rural Bank agreed to loan to the Company an aggregate RMB 30,000,000 (approximately $4,400,000) for the use as working capital. The loan has a monthly interest rate of 0.48675% and the interests must be paid on a quarterly basis on the 20 th of the last month of each quarter. The loan expires on June 2, 2011 but can be renewed upon the written consent by Rural Bank. Under the terms of the loan agreements, the Company is subject to customary affirmative and negative covenants. The loan may be accelerated and Rural Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy.

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

The following table summarizes information about our net cash flows for the following periods.

	Five Months Ended		Years Ended
	March 31,		October 31,
	2010	2009	2009	2008
	(Audited)	(Unaudited)	(Audited)	(Audited)
Net cash provided by (used in) operating activities	$(3,896,858)	$3,285,902	6,534,843	3,816,554
Net cash used in investing activities	(1,980,422)	(4,192,349)	(12,400,482)	(5,658,527)
Net cash provided by financing activities	235,867	1,648,847	15,360,090	2,387,373
Net increase (decrease) in cash and cash equivalent	(5,640,536)	740,289	9,476,935	634,961

Operating Activities:

Net cash used in operating activities was approximately $3.9 million for the five months ended March 31, 2010, as compared to net cash provided by operating activities of approximately $3.3 million for the five months ended March 31, 2009. Net cash used in operating activities for the five months ended March 31, 2010 was mainly due to net loss of 1.6 million, non-cash items not affecting transition period cash flows of $0.3 million and a $2,6 million increase in working capital. The changes in working capital for the five months ended March 31, 2010 were primarily related to a $0.9 million increase in advance due to prepayment for raw goat milk powder and other materials, a $0.5 million increase in accounts receivable due to our extended credit term for new products promotion, a $0.5 million increase in deferred tax assets due to taxable temporary difference such as advertice expenses and allowance for bad debt, a $0.6 million decrease in accounts payable due to the shorten payment term of main materials.

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

Land use rights – Land use rights are stated at cost less accumulated amortization. Amortization is charged using the straight-line method over the period of lease term.

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

Slotting fees of $1.345,838 and $0 were recorded as a reduction of sales revenue for the five months ended March 31, 2010 and 2009.

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

24, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2009].

10.26

English Translation of Employment Agreement, dated February 24, 2010, by and between Tianjin Yayi Industrial Co. Ltd. and Veronica Chen [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2010].**

10.27

Loan Agreement, by and between the Company and SAIF Partners III L.P., dated April 30, 2010 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010].

10.28	Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2010].

10.29

Form of Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan Award Agreement [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2010].**

10.30

English Translation of Employment Agreement, dated June 1, 2010, by and between Tianjin Yay iIndustrial Co. Ltd. and Li Liu [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 31, 2010].**

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

Date: June 28, 2011

/s/ Veronica Jing Chen
Veronica Jing Chen
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date: June 28, 2011

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Li Liu	President and Chief Executive Officer	June 28, 2011
Li Liu	(Principal Executive Officer)

/s/ Veronica Jing Cheng	Chief Financial Officer (Principal Financial	June 28, 2011
Veronica Jing Chen	Officer and Principal Accounting Officer)

*	Vice President and Director
Fung Shek

*	Director
Cili Yan

*	Director
Kenneth Jue Lee

*	Director
Gang Sheng

*By : /s/ Li Liu		June 28, 2011
Li Liu, Attorney -in-Fact

YAYI INTERNATIONAL INC. AND SUBSIDIARIES

FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Yayi International Inc.

We have audited the accompanying consolidated balance sheets of Yayi International Inc. (“the Company”) as of March 31, 2010, October 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the five months ended March 31, 2010 and for each of the two years in the period ended October 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2010, October 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the five months ended March 31, 2010 and for each of the two years in the period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2010 financial statements have been restated in relation to the accounting for slotting fees incurred during the five months ended March 31, 2010.

/s/Morison Cogen LLP

Bala Cynwyd, Pennsylvania
June 29, 2010, except for Note 2,
to which the date is June 28, 2011

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31	October 31	October 31
	2010	2009	2008
	(audited)	(audited)	(audited)
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,727,677	$10,368,213	$891,278
Restricted cash	28,314	-	-
Accounts receivables, net of allowances of $53,771 and $46,259	3,530,937	3,037,667	2,603,078
Other receivable, net of allowances of $22,833 and $9,146	598,170	751,775	122,732
Inventories	2,561,265	2,506,310	3,329,776
Prepaid expenses	121,523	83,912	39,702
Land use rights, current portion	18,847	-	-
Advances	1,560,743	1,105,089	229,185
Deferred financing cost	-	18,686	184,846
Total current assets	13,147,476	17,871,652	7,400,597

Property, plant and equipment, net	6,505,130	5,794,885	2,580,385
Livestock	659,584	107,441	-
Goodwill	278,372	278,291	278,787
Land use rights	923,525	-	-
Deferred financing cost	-	-	18,686
Advances	17,816,135	17,796,873	9,250,886
Deferred tax asset	472,889	-	9,402
Other assets	-	-	5,627

Total assets	$39,803,111	$41,849,142	$19,544,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$6,704,406	$6,468,497	$5,274,996
Accounts payable	662,120	1,268,253	1,466,745
Other payable and accrued expenses	1,257,185	1,387,105	212,922
Dividend payable	-	-	4,468,250
Advance from customers	141,136	56,350	3,589
Income and other tax payable	1,338,194	1,568,916	1,246,211
Accrued sales return	45,503	166,476	243,774
Deferred tax liability	-	2,424	-
Long term loans - current portion	40,823	1,227,459	34,089

Total current liabilities	10,189,367	12,145,480	12,950,576

Long-term liabilities:
Due to related parties	5,312,801	5,311,472	977,950
Long-term loans	17,009	-	839,558
	5,329,810	5,311,472	1,817,508

Total liabilities	15,519,177	17,456,952	14,768,084

Commitments and contingencies (Note 15)	-	-	-

PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	14,264,871	14,264,871	-

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 26,387,728 and 25,000,000 shares issued and outstanding, respectively	26,387	25,000	25,000
Additional paid in capital	4,721,337	3,234,224	3,228,244
Statutory surplus reserve fund	1,142,397	1,142,397	502,438
Retained earning	3,821,100	5,423,895	667,873
Accumulated other comprehensive income	307,842	301,803	352,731

Total stockholders’ equity	10,019,063	10,127,319	4,776,286

Total liabilities and stockholders' equity	$39,803,111	$41,849,142	$19,544,370

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Five months ended		Years ended
	March 31,		October 31,
	2010	2009	2009	2008
	(audited)	(unaudited)	(audited)	(audited)
	(restated)
Sales	$6,085,193	$9,283,420	$24,845,685	$21,791,268

Cost of goods sold	(2,369,642)	(2,892,709)	(8,025,009)	(7,600,454)

Gross profit	3,715,551	6,390,711	16,820,676	14,190,814

Operating expenses:
Sales and marketing expenses	(3,908,573)	(1,973,212)	(5,760,446)	(5,201,779)
General and administrative expenses	(1,318,077)	(685,843)	(1,972,190)	(1,107,333)

Total operating expenses	(5,226,650)	(2,659,055)	(7,732,636)	(6,309,112)

Income from continuing operations	(1,511,099)	3,731,656	9,088,040	7,881,702

Other income (expenses):
Interest income	8,250	2,902	11,993	7,826
Interest expenses	(221,549)	(359,014)	(706,750)	(591,707)
Amortization of deferred debt issuance cost	(91,227)	(333,160)	-	-
Warrant modification expense	(88,500)	-	-	-
Accretion of debt discount and deferred financing cost	-	-	(572,747)	(76,460)
Liquidated damages	-	-	(140,000)	-
Merger costs	-	-	-	(3,456,784)
Other income (expenses), net	12,237	2,394	(83,523)	(305,414)

Income before income tax	(1,891,888)	3,044,778	7,597,013	3,459,163

Income tax benefit (expense)	289,093	(869,614)	(2,201,032)	(1,633,946)

Net (loss) income from continuing operations, net of tax	(1,602,795)	2,175,164	5,395,981	1,825,217

Other comprehensive income
Foreign currency translation adjustment	6,039	(44,791)	(50,928)	442,128

Comprehensive (loss) income	$(1,596,756)	$2,130,373	$5,345,053	$2,267,345

Earnings per share of common stock
- Basic	(0.06)	0.09	0.22	0.08
- Diluted	(0.06)	0.09	0.22	0.05
Weighted average shares of common stock outstanding
- Basic	26,017,835	25,000,000	25,000,000	23,402,329
- Diluted	26,017,835	25,000,000	25,000,000	24,441,031

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Statutory		Accumulated	Total
	Common stock		Additional	Surplus	Retained	Other	Stockholders’
	Number of		paid in	Reserve	Earnings /	Comprehensive	Equity
	shares	Amount	capital	Fund	(Deficit)	Income (Loss)	(Deficit)
Balance at October 31, 2007	22,325,000	$22,325	$3,684,764	$-	$(654,906)	$(89,397)	$2,962,786

Issue of common stock at merger	1,000,198	1,000	(977)	-	-	-	23

Cancellation of common stock	(325,198)	(325)	(536,042)	-	-	-	(536,367)

Issuance of common stock for finder's fee as offering costs	2,000,000	2,000	2,198,000	-	-	-	2,200,000

Issuance of Series A warrants with convertible notes	-	-	280,726	-	-	-	280,726

Issuance of Series B warrants for finder's fee	-	-	1,144,743	-	-	-	1,144,743

Issuance of Series C warrants for cancellation of common stock	-	-	86,367	-	-	-	86,367

Issuance of Series D warrants for placement agent	-	-	67,368	-	-	-	67,368

Issuance of Series E warrants for extension of note payable	-	-	233,547	-	-	-	233,547

Beneficial conversion feature on convertible note	-	-	304,800	-	-	-	304,800

Dividend declared	-	-	(4,235,052)	-	-	-	(4,235,052)

Net income for the year ended October 31, 2008	-	-	-	-	1,825,217	-	1,825,217

Transfer to statutory surplus reserve fund	-	-	-	502,438	(502,438)	-	-

Foreign currency translation	-	-	-	-	-	442,128	442,128

Balance at October 31, 2008	25,000,000	$25,000	$3,228,244	$502,438	$667,873	$352,731	$4,776,286

Capital contribution from shareholder	-	-	5,980	-	-	-	5,980

Net income for the year ended October 31, 2009	-	-	-	-	5,395,981	-	5,395,981

Transfer to statutory surplus reserve fund	-	-	-	639,959	(639,959)	-	-

Foreign currency translation	-	-	-	-	-	(50,928)	(50,928)

Balance at October 31, 2009	25,000,000	$25,000	$3,234,224	$1,142,397	$5,423,895	$301,803	$10,127,319

Conversion of convertible notes and accrued interest into 1,296,274 shares of common stock	1,296,274	1,296	1,398,704	-	-	-	1,400,000

Warrant modification expense	-	-	88,500	-	-	-	88,500

Cashless exercise of 110,000 Series D Warrants into 78,432 shares of common stock	78,432	78	(78)	-	-	-	-

Cashless exercise of 17,363 Series A warrants into 13,022 shares of common stock	13,022	13	(13)	-	-	-	-

Net income for the five months ended March 31, 2010	-	-	-	-	(1,602,795)	-	(1,602,794)

Foreign currency translation	-	-	-	-	-	6,039	6,039

Balance at March 31, 2010 (restated)	26,387,728	$26,387	$4,721,337	$1,142,397	$3,821,100	$307,842	$10,019,063

The accompanying notes are as integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Five Months Ended		Years Ended
	March 31,		October 31,
	2010	2009	2009	2008
	(audited)	(unaudited)	(audited)	(audited)
	(restated)
Cash flow from operating activities
Net (loss) income	$(1,602,795)	$2,175,164	$5,395,981	$1,825,217
Adjustments to reconcile net income to net cash provided by operating activities:
Net foreign currency transaction loss	337	-	15,743	196,439
Depreciation of property, plant and equipment	195,151	143,189	348,561	271,000
Depreciation of livestock	11,600	1,449	6,126	-
Amortization of deferred financing cost	18,686	-	184,846	180,841
Disposal of property, plant and equipment	6,144	-	-	-
Allowance of bad debts-Accounts receivable	7,498	-	5,263	(92,193)
Allowance of bad debts-Other receivable	13,684	-	(20,078)	(104,438)
Sales return allowance	(121,025)	107,544	(77,770)	82,918
Warrant modification expense	88,500	-	-	-

Merger costs from issuance of warrants and common stock	-	-	-	3,359,291
Minority interests
Accretion of debt discount	72,541	-	387,901	125,084

(Increase) decrease in operating assets, net of effect of
acquisition:
Restricted cash	(28,314)	-	396	728,670
Accounts receivables	(499,891)	(632,746)	(443,691)	40,242
Other receivables	110,629	(332,944)	(646,217)	1,050,228
Inventories	(54,224)	554,803	816,331	(1,113,093)
Prepaid expenses	(37,588)	(3,394)	(44,199)	(39,677)
Advances	(875,434)	387,347	(669,021)	(362,858)
Other assets	-	-	(4,078)	-
Deferred tax asset and current assets	(475,320)	176,258	15,888	(8,953)

Increase (decrease) in operating liability, net of effect of acquisition:
Accounts payable	(606,517)	(288,104)	(194,617)	(1,300,891)
Bills payable	-	-	-	(688,713)
Advance from customers	84,769	(3,576)	52,713	(129,222)
Income and other tax payable	(231,178)	230,797	324,290	54,829
Other payable and accrued expenses	25,889	770,114	1,080,475	(258,167)
Net cash (used in) provided by operating activities	(3,896,858)	3,285,902	6,534,843	3,816,554

Cash flows from investing activities
Purchase of equipment	(235,785)	(180,776)	(1,465,876)	(183,019)
Advance for construction of office building	-	-	-	(1,966,551)
Advance for construction of factory and warehouse	-	(3,795,704)	(6,462,478)	(2,928,200)
Advance for acquisition of land use rights	-	(145,989)	(145,940)	-
Advance for purchase of equipment	(208,980)	-	(2,091,053)	-
Construction in progress	(175,828)	5,607	(2,120,196)	-
Cash acquired from Ardmore	-	-	-	23
Cash acquired in subsidiary	-	-	-	40,504
Purchase and breeding of livestock	(563,723)	(75,487)	(114,939)	-
Purchase of subsidiary	-	-	-	(621,284)
Acquisition of land use right	(796,106)	-	-	-

Net cash used in investing activities	(1,980,422)	(4,192,349)	(12,400,482)	(5,658,527)

Cash flows from financing activities
Proceeds from short term loans	2,925,705	2,232,020	6,681,198	5,440,619
Repayment of short term loans	(2,691,648)	(729,943)	(5,433,460)	(3,619,991)
Proceeds from long term loans	61,235	167,579	-	-
Repayment of long term loans	(3,402)	(14,473)	(33,999)	(33,141)
Repayment of convertible debt and accrued interest	(56,000)	-	-	-
Repayment to minority stockholders	-	-	-	(1,257)
Net proceeds from private placement	-	-	-	1,001,993
Net proceeds from issuance of Series A preferred stock	-	-	14,264,871	-
Dividend paid to previous stockholders of Tianjin Yayi	-	-	(2,550,504)	-
Capital contribution from shareholders	-	-	5,979	-
Due (from) to related parties	(23)	(6,336)	2,426,005	(400,850)
Net cash provided by financing activities	235,867	1,648,847	15,360,090	2,387,373

Effect of exchange rate changes in cash	877	(2,110)	(17,516)	89,561

Net (decrease) increase in cash and cash equivalents	(5,640,536)	740,289	9,476,935	634,961

Cash and cash equivalents, beginning of period	10,368,213	891,278	891,278	256,317

Cash and cash equivalents, end of period	$4,727,677	$1,631,567	$10,368,213	$891,278

Supplemental disclosure of cash flow information
Cash paid during the period

Interest paid	$242,458	$316,883	$604,633	$310,926

Income tax paid	$372,528	$421,461	$2,050,646	$1,586,394

Supplemental disclosure of non-cash financing and investing activities;
Repayment of short-term loan from Tianjin Mengyang offset against advances	$-	$-	$877,508	$-
Dividend payable	$-	$-	$-	$4,235,052
Settlement of dividend payable	$-	$-	$1,916,669	$-
Rental deposit applied as advance to construction of factory and warehouse	$-	$-	$-	$644,790

Note payable to Tryant for cancellation of common stock	$-	$-	$-	$250,000

Non-cash exercise of 10,000 warrants into common stock	$91	$-	$-	$-

Conversion of convertible note plus accrued interest into common stock	$1,400,000	$-	$-	$-

Issuance of Series C warrants for cancellation of common stock	$-	$-	$-	$86,367

Issuance of Series A warrants with convertible notes	$-	$-	$-	$280,726

Issuance of common stock and Series B warrants for finder's fee	$-	$-	$-	$3,344,743

Beneficial conversion feature of convertible notes	$-	$-	$-	$304,800

Deferred financing cost from issuance of Series D warrants	$-	$-	$-	$52,820

Proceeds from convertible note applied to deferred financing cost	$-	$-	$-	$98,007

Deferred financing costs from issuance of Series E warrants to Allied Merit for extension of note payable	$-	$-	$-	$233,547

Transfer from advances to land use rights	$146,285	$-	$-	$-

Transfer from advances to construction in progress	$269,124	$-	$-	$-

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

2. Restatement of Previously Issued Financial Statements

On June 1, 2011, the Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report management’s determination that the Company’s financial statements for the five months ended March 31, 2010, included in its Amended Annual Report on Form 10-K filed with the SEC on January 28, 2011 (the “2010 Form 10-K/A”), should no longer be relied upon. The error in such financial statements is primarily due to the incorrect application of generally accepted accounting principles related to the classification of the slotting fees incurred by the Company in 2010 as one-year amortizable assets instead of a one time offset to revenue as they are incurred. According to the distribution agreements the Company entered into with its distributors, the Company is responsible for the payment of slotting fees charged by the retail outlets to sell its products. Slotting fee for each product was paid in one lump sum to the retailers before the product is placed in the shelves of the stores for selling to end consumers. The Company had previously believed that this upfront payment of slotting fees fit the definition of an asset in accordance with FASB Concept No.6 and accordingly recorded the slotting fees in prepaid expenses and amortized the slotting fees paid upfront over a one-year period, which is the standard term of the distribution agreements. The Company determined that the historical financial statements for the five months ended March 31, 2010 included in the Company’s 2010 Form 10-K/A require restatement to properly record the slotting fees as a one time fee offset with revenue as they are incurred.

The Current Report on Form 8-K which the Company filed with the SEC on June 1, 2011 also reported management’s determination that the Company’s following financial statements should no longer be relied upon due to an error in such financial statements with respect to the accounting for the slotting fees:

(i)	for the fiscal quarter ended June 30, 2010, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, filed with the SEC on August 16, 2010 (the “June 2010 Form 10-Q”);

(ii)

for the fiscal quarter ended September 30, 2010, included in its Amended Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed with the SEC on January 28, 2011 (the “September 2010 Form 10- Q/A”);

(iii)

for the fiscal quarter ended December 31, 2010, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, filed with the SEC on January 28, 2011 (the “December 2010 Form 10-Q” and, collectively with the June 2010 Form 10-Q and September 2010 Form 10-Q/A, the “Form 10-Qs”).

The Company is in the process of preparing amendments to the Form 10-Qs for the prior periods noted above reflecting the restatement of the financial statements for such prior periods and plans to file those amendments with the SEC shortly after the filing of this amended Annual Report on Form 10-K.

This amended Annual Report on Form 10-K for the five months ended March 31, 2010 incorporates corrections made in response to the accounting errors described above by restating the Company’s financial statements presented herein for the five months ended March 31, 2010.

The effect of the restatements on the financial statements as of March 31, 2010 and for the five months then ended is set forth below:

Consolidated Balance Sheet:	As of March 31, 2010
	As reported	Adjustment	As restated
ASSETS
Prepaid expenses	$1,002,494	$(880,971)	$121,523
Total current assets	14,028,447	(880,971)	13,147,476

Deferred tax asset	252,646	220,243	472,889
TOTAL ASSETS	40,463,839	(660,728)	39,803,111

STOCKHOLDERS’ EQUITY
Retained earning	4,481,843	(660,743)	3,821,100
Accumulated other comprehensive income	307,827	15	307,842
TOTAL STOCKHOLDERS’ EQUITY	10,679,791	(660,728)	10,019,063

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

Consolidated Statements of Operations and Comprehensive	For the Five Months Ended March 31, 2010
Income (Loss):
	As reported	Adjustment	As restated
Net sales	$6,966,183	$(880,990)	$6,085,193
Gross profit	4,596,541	(880,990)	3,715,551
Provision of income taxes	68,846	220,247	289,093
Net loss from continuing operations, net of tax	(942,052)	(660,743)	(1,602,795)
Foreign currency translation adjustment	6,024	14	6,038
Comprehensive loss	(936,028)	(660,728)	(1,596,756)

Loss per share - Basic	$(0.04)	$(0.02)	$(0.06)
Loss per share - Diluted	$(0.04)	$(0.02)	$(0.06)

Consolidated Statements of Cash Flows:	For the Five Months Ended March 31, 2010
	As reported	Adjustment	As restated
Net (loss)	$(942,052)	$(660,743)	$(1,602,795)
(Increase) decrease in operating assets:
Prepaid expenses	(918,577)	880,989	(37,588)
Deferred tax asset and current assets	(255,075)	(220,247)	(475,320)
Net cash used in operating activities	(3,896,858)	-	(3,896,858)

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

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in other selling, general and administrative expenses. During the five months ended March 31, 2010 and 2009, shipping and handling costs were $137,942 and $89,011, respectively. During the year ended October 31, 2009 and 2008, shipping and handling costs were $504,353 and $346,796, respectively.

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

The Company treats one-time slotting fees paid to retails shops who are direct customers of the Company’s distributors and the fees pays to distributors upon signing of contract as a reduction in gross sales.

Slotting fees of $1,032,609 and $0 were recorded as a reduction of sales revenue for the five months ended March 31, 2010 and 2009. During the year ended October 31, 2009 and 2008, there were no slotting fees incurred.

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

3. Summary of Significant Accounting Policies – Continued

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

4. Other Receivables

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

5. Inventories

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

7. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	March 31,	October 31,	October 31,
	2010	2009	2008
At cost:
Leasehold improvement	$68,924	$68,903	$69,026
			378,346
Plant and buildings	1,708,463	1,702,435
			2,303,599
Machinery	2,525,876	2,439,042
Furniture, fixtures and equipment	202,581	192,243	184,829
Motor vehicles	324,936	197,175	197,526

	4,830,780	4,599,798	3,133,326

Less: accumulated depreciation	(1,096,228)	(900,817)	(552,941)

	3,734,552	3,698,981	2,580,385

Construction in progress	2,770,578	2,095,904	-

	$6,505,130	$5,794,885	$2,580,385

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

8. Land use rights

Land use rights consist of:

	March 31,	October 31,	October 31,
	2010	2009	2008
Land use rights	$942,372	$-	$-
Less: accumulated amortization	-	-	-
	942,372	-	-
Less: current portion	18,847	-	-
Land use rights, net of current portion	$923,525	$-	$-

The estimated aggregate amortization expenses for land use rights for the five succeeding years are as follows:

Year
2010	$18,847
2011	18,847
2012	18,847
2013	18,847
2014	18,847
Thereafter	848,137
$942,372

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

9. Short Term Loans

Short-term loans due within one year as of March 31, 2010 and October 31, 2009, 2008 consist of the following:

		Collateral /	Interest Rate	March 31,	October 31,	October 31,
Lender	Loan Period	Guarantee	per annum	2010	2009	2008

Industrial &
Commercial Bank	November 26, 2007 to
of China	November 12, 2008	-	8.0%	$-	$-	$586,000
Rural Cooperative	December 29, 2007 to
Bank of Tianjin	December 27, 2008	-	9.0%	-	-	937,600
Tianjin Yinna
Gonggong Hangdao
Shujun Company	September 24, 2008 to
Limited	December 24, 2008	-	-	-	-	439,501
		Guaranteed by the
		Tianjin Haitai
Tianjin City	July 25, 2008 to July	Investment Guarantee
Commercial Bank	24, 2009	Co., Ltd.	9.7%	-	-	2,197,500
Allied Merit		Secured against
International		2,000,000 shares
Investment, Inc.	April 12, 2008 to July	owned by Global Rock
(Note 14)	31, 2009	Stone Industrial Ltd.	8.0%	-	-	1,000,000
		Guaranteed by the
		Medium and Small-
Industrial &		Size Enterprise Credit
Commercial Bank	November 14, 2008 to	Guarantee Center of
of China	November 11, 2009	Tianjin	8.0%	-	584,958	-
		Guaranteed by the
		Tianjin Haitai
Rural Cooperative	January 20, 2009 to	Investment Guarantee
Bank of Tianjin	January 19, 2010	Co., Ltd.	6.4%	-	643,454	-
	November 5, 2007 to
Allied Merit	the completion of first
International	round of fund raising
Investment, Inc.	after the reverse merger	-	-	121,705	121,705	114,395
	November 28, 2008 to
	November 28, 2009, it	Guaranteed by the
	has been renewed and	Tianjin Haitai
Shanghai Pudong	extended to December	Investment Guarantee
Development Bank	14, 2010	Co., Ltd.	7.3%	-	1,462,394
		Guaranteed by the
		Tianjin Haitai
Rural Cooperative	May 22, 2009 to May	Investment Guarantee
Bank of Tianjin	21, 2010	Co., Ltd.	6.4%	1,462,822	1,462,394	-
		Guaranteed by the
		Tianjin Haitai
Rural Cooperative	July 3, 2009 to May 21,	Investment Guarantee
Bank of Tianjin	2010	Co., Ltd.	6.4%	2,194,234	2,193,592	-
		Guaranteed by the
		Tianjin Haitai
Shanghai Pudong	December 14, 2009 to	Investment Guarantee
Development Bank	December 14, 2010	Co., Ltd.	6.4%	292,565	-	-
		Guaranteed by the
		Tianjin Haitai
Shanghai Pudong	December 14, 2009 to	Investment Guarantee
Development Bank	December 14, 2010	Co., Ltd.	6.4%	1,170,258	-	-

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

		Guaranteed by the
		Tianjin Haitai
China Development	December 25, 2009 to	Investment Guarantee
Bank Co., Ltd.	December 24, 2010	Co., Ltd.	5.8%	1,462,822	-	-

				$6,704,406	$6,468,497	$5,274,996

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

11. Long-Term Loans - Continued

The convertible notes payable, net of debt discount consists of the following as of March 31, 2010 and October 31, 2009:

	March 31,	October 31,	October 31,
	2010	2009	2008

Convertible notes payable	$-	$1,300,000	$1,300,000
Less: Debt discount - Series A Warrants	-	(280,726)	(280,726)
Less: Debt discount - beneficial conversion feature	-	(304,800)	(304,800)
Accretion of debt discount - warrants and beneficial	-	512,985	125,084
conversion feature
Convertible notes payable, net	$-	$1,227,459	$839,558

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

PRC

Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are subject to PRC income tax. Income tax (benefit) expense for the five months ended March 31, 2010 and 2009 were ($289,093) and $869,614, respectively. Income tax expense for the year ended October 31, 2009 and 2008 were $2,201,032 and $1,633,946, respectively.

Effective January 1, 2008, the statutory PRC tax rate is 25%. Therefore, the statutory PRC rate for the five months ended March 31, 2010 and 2009 was 25% for the year ended October 31, 2009 was 25%, and for the year ended October 31, 2008 was 26.3% .

The income tax provision consists of the following:

	Five months ended March 31,		Year ended March 31,
	2010	2009	2009	2008

Current	$(155,700)	$1,090,628	$2,189,207	$1,643,348
Deferred	(472,893	(17,514)	(455,475)	(1,728,502)
Change in valuation allowance	339,500	(203,500)	467,300	1,719,100
	$(289,093)	$869,614	$2,201,032	$1,633,946

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

13. Income Tax - Continued

The following is a reconciliation of the tax derived by applying the PRC Statutory Rate to the earnings before income taxes, and comparing that to the recorded income tax provision (benefit):

	Five months ended			Year ended
	March 31			October 31,
	2010		2009	2009	2008

Tax provision (benefit) at PRC statutory rate	(25.0%	)	25.0%	25.0%	26.3%
Tax exemption	-		-	-	-5.0%
Permanent differences	-		0.1%	1.7%	-
Unrecognized tax benefit of current year losses	0.6%		-	-	-
Parent company's expenses not subject to PRC tax	9.1%		3.5%	2.3%	2.3%

Effective tax rate	(15.3%	)	28.6%	29.0%	23.6%

The components of the deferred tax assets and deferred tax liability are as follows:

	March 31,	October 31,	October 31
	2010	2009	2008
Deferred tax asset for NOL carryforwards - China	173,000	99,700	55,700
Deferred tax asset for NOL carryforwards - US	1,618,300	1,374,000	1,104,000
Warrant expense	743,200	721,300	568,000
Temporary difference from advertisement	232,236	-	-
Temporary difference from intercompany sales profit	1,259	1,258	-
Temporary difference from allowance for doubtful accounts receivable	19,151	-	9,402
Temporary difference from slotting fee	220,243	-	-
	3,007,389	2,196,258	1,737,102
	-
Valuation allowance	(2,534,500)	(2,195,000)	(1,727,700)
Total deferred tax assets	472,889	1,258	9,402
Allowance for doubtful accounts receivable	-	3,682	-
Total deferred tax liability	-	3,682	-
Net deferred tax assets (liability)	472,889	(2,424	) 9,402

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

13. Income Tax – Continued

Deferred income taxes have been classified in the consolidated balance sheets as of March 31, 2010 and October 31, 2009 as follows:

	March 31,	October 31,	October 31,
	2010	2009	2008
Current assets	$-	$-
Current liability	-	(2,424)
Noncurrent assets	472,889	-	9,402
Net deferred tax assets (liability)	$472,889	$(2,424)	9,402

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

As of March 31, 2010, cashless exercise of 17,363 of series A Warrants were converted to 13,022 shares of common stock.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIVE MONTHS ENDED MARCH 31, 2010 AND 2009

14. Merger and Offering – Continued

The following table summarizes all of the Company’s warrant outstanding as of March 31, 2010.

	Shares	Fair Value
	outstanding

Warrants outstanding respect of the merger:
Series A Warrants	584,537	459,388
Series B Warrants	2,148,148	1,144,743
Series C Warrants	185,185	86,367
Series D Warrants	34,448	27,073
	2,952,318	1,717,571
Warrants outstanding for extension of maturity date of loan from Allied Merit:
Series E Warrants	250,000	233,547
	3,202,318	1,951,118

			Exercise Price
	Option	Vested	per Common
	Shares	Shares	Stock Range

Balance, October 31, 2007	-	-	-
Granted or vested during the year ended October 31, 2008	3,329,681	3,329,681	$1.08 - $1.15
Balance October 31, 2008	3,329,681	3,329,681	$1.08 - $1.15
Granted or vested during the year ended October 31, 2009	-	-	-
Balance, October 31, 2009	3,329,681	3,329,681	$1.08-$1.35
Granted or vested during the 5 months ended March 31, 2010	-	-	-
Exercised during the 5 months ended March 31, 2010	(127,363)	(127,363)	$0.98
Expired during the 5 months ended March 31, 2010	-	-	-
Balance, March 31, 2010	3,202,318	3,202,318	$0.98-$1.35

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Warrants
Exercise Prices	at March 31, 2010	Contractual Life (Years)	Currently Exercisable

$0.98-1.35	3,202,318	1.19	$1.08

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

	Five months ended		Years ended
	March 31,		October 31,
	2010	2009	2009	2008
Net (loss) income available for common shareholders - basic	$(1,602,795)	$2,175,164	$5,395,981	$1,825,217
Less: write-off of total debt discount on convertible debt since unamortized debt discount is written-off upon conversion	-	(167,578)	-	(585,526)
Less: write-off of total deferred financing costs on convertible debt since unamortized financing costs are written- off upon conversion	-	(43,167)	-	(150,827)
Add: Interest expense on convertible note	-	43,025	-	199,475
Net (loss) income available for common shareholders - diluted	$(1,602,795)	$2,007,444	$5,395,981	$1,288,339

Weighted average outstanding shares of common stock	26,017,835	25,000,000	25,000,000	23,402,329
Dilutive effect of warrants	-	-	-	553,923
Dilutive effect of convertible notes	-	-	-	484,779
Diluted weighted average outstanding shares	26,017,835	25,000,000	25,000,000	24,441,031

Earnings per share:
Basic	(0.06)	0.09	0.22	0.08

Diluted	(0.06)	0.09	0.22	0.05

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

10.17

Management Rights Agreement, by and between Yayi International Inc. and SAIF Partners III L.P., dated June 18, 2009 [incorporated by reference to Exhibit 10.3 to the Company’s CurrentReport on Form 8-K filed on June 19, 2009].

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

10.26

English Translation of Employment Agreement, dated February 24, 2010, by and between Tianjin Yayi Industrial Co. Ltd. and Veronica Chen [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2010].**

10.27

Loan Agreement, by and between the Company and SAIF Partners III L.P., dated April 30, 2010 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010].

10.28	Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2010].

10.29

Form of Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan Award Agreement [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2010].**

10.30

English Translation of Employment Agreement, dated June 1, 2010, by and between Tianjin Yayi Industrial Co. Ltd. and Li Liu [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 31, 2010].**

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