Form 10-Q/A
period 2010-06-30
Yayi International Inc
filed 2011-06-28
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
(Amendment No. 1)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___    No   X

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,431,236

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") hereby amends our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, previously filed with the Securities and Exchange Commission (the "Commission’) on August 16, 2010 (the "Original Filing"). This Amendment is being filed mainly to:

1) correct an error in the financial statements for the period ended June 30, 2010 due to the incorrect application of generally accepted accounting principles related to the classification of the slotting fees incurred by us in 2010. The slotting fees were originally recorded as one–year amortizable assets instead of a one-time offset to revenue as they were incurred.

2) restate certain disclosure included in our consolidated financial statements for the period ended June 30, 2010 related to slotting fee offset to sales and income tax expenses for the three months ended June 30, 2010; and

3) restate the disclosure under the heading "Results of Operations" related to slotting fee offset to sales and income tax expenses during each of the periods presented in this Amendment.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	March 31
	2010	2010
	(unaudited)	(audited)
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$4,647,800	$4,727,677
Restricted cash	71,134	28,314
Accounts receivables, net of allowances of $88,719 and $53,771	5,825,903	3,530,937
Other receivable, net of allowances of $74,187 and $22,833	667,561	598,170
Inventories, net of allowances of $0 and $0	3,423,453	2,561,265
Prepaid expenses	75,903	121,523
Land use rights, current portion	18,924	18,847
Advances - current portion	1,399,485	1,560,743
Total current assets	16,130,163	13,147,476

Property, plant and equipment, net	6,579,334	6,505,130
Livestock	574,511	659,584
Goodwill	279,497	278,372
Land use rights	924,101	923,525
Advances	18,380,866	17,816,135
Deferred tax asset	949,010	472,889

Total assets	$43,817,482	$39,803,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$10,465,359	$6,704,406
Accounts payable	1,255,055	662,120
Other payable and accrued expenses	1,571,577	1,257,185
Advance from customers	51,482	141,136
Income and other tax payable	1,572,102	1,338,194
Accrued sales return	-	45,503
Due to related parties - current portion	854,857	-
Long term loans - current portion	40,987	40,823
Total current liabilities	15,811,419	10,189,367

Long-term liabilities:
Due to related parties	4,471,656	5,312,801
Long-term loans	6,831	17,009
	4,478,487	5,329,810

Total liabilities	20,289,906	15,519,177

Commitments and contingencies (Note 16)	-	-

PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	14,264,871	14,264,871

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 26,432,839 and 26,387,728 shares issued and outstanding, respectively	26,432	26,387
Additional paid in capital	4,865,709	4,721,337
Statutory surplus reserve fund	1,142,397	1,142,397
Retained earning	2,811,068	3,821,100
Accumulated other comprehensive income	417,099	307,842

Total stockholders’ equity	9,262,705	10,019,063

Total liabilities and stockholders' equity	$43,817,482	$39,803,111

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended
	June 30,
	2010	2009
	(restated)
Net sales	$6,219,693	$7,382,779

Cost of goods sold	(2,680,237)	(2,518,682)

Gross profit	3,539,456	4,864,097

Operating expenses:
Sales and marketing expenses	(3,559,166)	(1,459,324)
General and administrative expenses	(1,031,526)	(724,501)

Total operating expenses	(4,590,692)	(2,183,825)

Income from continuing operations	(1,051,236)	2,680,272

Other income (expenses):
Interest income	2,923	1,891
Interest expenses	(146,996)	(194,867)
Amortization of deferred debt issuance cost	-	(83,007)
Other income, net	(26,189)	(22,583)

Income before income tax	(1,221,498)	2,381,706

Income tax benefits/(expenses)	211,466	(598,694)

Net (loss) income from continuing operations	(1,010,032)	1,783,012

Other comprehensive income
Foreign currency translation adjustment	109,257	(5,331)

Comprehensive (loss) income	$(900,775)	$1,777,681

Earnings per share of common stock
- Basic	(0.04)	0.07
- Diluted	(0.04)	0.06

Weighted average shares of common stock outstanding
- Basic	26,409,719	25,000,000
- Diluted	26,409,719	25,000,000

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Statutory		Accumulated
	Common stock		Additional	Surplus	Retained	Other	Total
	Number of		paid in	Reserve	Earnings /	Comprehensive	Stockholders’
	shares	Amount	capital	Fund	(Deficit)	Income	Equity
Balance at March 31, 2010 (restated)	26,387,728	$ 26,387	$ 4,721,337	$ 1,142,397	$ 3,821,100	$ 307,842	$ 10,019,063

Cashless exercise of 9,169 Series D warrants into 5,840 shares of common stock	5,840	6	(6)	-	-	-	-

Cashless exercise of 85,185 Series C warrants into 29,087 shares of common stock	29,087	29	(29)	-	-	-	-

Cashless exercise of 23,150 Series A warrants into 10,184 shares of common stock	10,184	10	(10)	-	-	-	-

Employee stock based compensation	-	-	144,417	-	-	-	144,417

Net income for the three months ended June 30, 2010	-	-	-	-	(1,010,032)	-	(1,010,032)

Foreign currency translation	-	-	-	-	-	109,257	109,257

Balance at June 30, 2010 (restated)	26,432,839	$ 26,432	$ 4,865,709	$ 1,142,397	$ 2,811,068	$ 417,099	$ 9,262,705

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2010		2009
	(restated)
Cash flow from operating activities
Net income	$(1,010,032	) $	1,783,012
Adjustments to reconcile net income to net cash provided by operating activities:
Net foreign currency transaction loss	-		-
Depreciation of property, plant and equipment	126,597		93,330
Depreciation of livestock	24,444		(1,451)
Amortization of intangible assets	3,142		-
Allowance of bad debts-Accounts receivable	34,605		5,366
Allowance of bad debts-Other receivable	51,076		(3,193)
Employee stock based compensation	144,417		-
Sales return allowance	(45,520)		108,332

(Increase) decrease in operating assets, net of effect of acquisition:
Restricted cash	(42,551)		(2,556,618)
Accounts receivables	(2,307,007)		183,580
Other receivables	(117,805)		(1,232,713)
Inventories	(848,743)		(3,872)
Prepaid expenses	45,901		(2,000)
Advances	131,983		(550,771)
Deferred tax asset and current assets	(472,485)		(33,619)

Increase (decrease) in operating liability, net of effect of acquisition:
Accounts payable	588,112		151,109
Advance from customers	(89,896)		216,665
Income and other tax payable	227,681		402,131
Other payable and accrued expenses	310,870		396,236
Net cash used in operating activities	(3,245,211)		(1,044,475)

Cash flows from investing activities
Purchase of equipment	(174,351)		(479,925)
Advance for purchase of equipment	(453,008)		-
Construction in progress	(3,000)		(1,351,379)
Purchase and breeding of livestock	62,973		(4,650)

Net cash used in investing activities	(567,386)		(1,835,954)

Cash flows from financing activities
Proceeds from short term loans	7,390,150		1,900,607
Repayment of short term loans	(3,658,463)		(1,794,475)
Proceeds from long term loans	-		90,153
Repayment of long term loans	(10,210)		(8,923)
Net proceeds from issuance of Series A preferred stock	-		14,264,871
Due (from) to related parties	(5,609)		(84,012)
Net cash provided by financing activities	3,715,868		14,368,221

Effect of exchange rate changes in cash	16,852		(243,881)

Net (decrease) increase in cash and cash equivalents	(79,877)	11,243,910
Cash and cash equivalents, beginning of period	4,727,677	1,631,567
Cash and cash equivalents, end of period	$4,647,800	$12,875,477
Supplemental disclosure of cash flow information
Cash paid during the period
Interest paid	$97,995	$207,907
Income tax paid	$4,139	$545,379
Supplemental disclosure of non-cash financing and investing activities;
Non-cash exercise of 117,504 warrants into common stock	$45	$-

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statement of operations for the three months ended June 30, 2010 is not necessarily indicative of the results that may be expected for the entire year ending March 31, 2011. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and related notes thereto included in the Company’s amended Annual Report on Form 10-K for the year ended March 31, 2010. The Company follows the same accounting policies in the preparation of interim reports.

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

(ii)

for the fiscal quarter ended September 30, 2010, included in its Amended Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, filed with the SEC on January 28, 2011 (the “September 2010 Form 10-Q/A”);

(iii)

for the fiscal quarter ended December 31, 2010, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, filed with the SEC on January 28, 2011 (the “December 2010 Form 10-Q” and, collectively with the June 2010 Form 10-Q and September 2010 Form 10-Q/A, the “Form 10-Qs”).

On June 28, 2011, the Company filed an amended Annual Report on Form 10-K/A reflecting the restatement of the financial statements for the five months ended March 31, 2010.

This amended Quarterly Report on Form 10-Q/A for the three months ended June 30, 2010 incorporates corrections made in response to the accounting errors described above by restating the Company’s financial statements presented herein for the three months ended June 30, 2010.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Restatement of Previously Issued Financial Statements – Continued

The effect of the restatements on the financial statements as of June 30, 2010 and for the three months then ended is set forth below:

Consolidated Balance Sheet:		As of June 30, 2010
	As reported	Adjustment	As restated
ASSETS
Prepaid expenses	$2,356,084	$(2,280,181)	$75,903
Total current assets	18,410,344	(2,280,181)	16,130,163

Deferred tax asset	378,965	570,045	949,010
TOTAL ASSETS	45,527,618	(1,710,136)	43,817,482

STOCKHOLDERS’ EQUITY
Retained earning	4,514,741	(1,703,673)	2,811,068
Accumulated other comprehensive income	423,562	(6,463)	417,099
TOTAL STOCKHOLDERS’ EQUITY	10,972,841	(1,710,136)	9,262,705

Consolidated Statements of Operations
and Comprehensive Income (Loss):	For the Three Months Ended June 30, 2010
	As reported	Adjustment	As restated

Net sales	$7,610,266	$(1,390,573)	$6,219,693
Gross profit	4,930,029	(1,390,573)	3,539,456
Provision of income taxes	(136,177)	347,643	211,466
Net profit (loss) from operations	32,898	(1,042,930)	(1,010,032)
Foreign currency translation adjustment	115,735	(6,478)	109,257
Comprehensive income (loss)	148,633	(1,049,408)	(900,775)

Profit (loss) per share - Basic	$0.00	$(0.04)	$(0.04)
Profit (loss) per share - Diluted	$0.00	$(0.04)	$(0.04)

Consolidated Statements of Cash
Flows:	For the Three Months Ended June 30, 2010
	As reported	Adjustment	As restated
Net income (loss)	$32,898 $	(1,042,930)	$(1,010,032)
(Increase) decrease in operating assets
Prepaid expenses	(1,344,671)	1,390,572	45,901
Deferred tax asset and current assets	(124,842)	(347,643)	(472,485)
Net cash used in operating activities	(3,245,211)	-	(3,245,211)

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassification – Certain balance sheet items as of March 31, 2010 have been reclassified to conform to the current presentation. Reclassification from current assets to non-current assets was made for advance paid for the purchase of property, plant and equipment, construction-in-progress, and deferred tax assets; and reclassification from current liabilities to non-current liabilities was made for amount due to related parties. Advance to branch manager of $640,451 and $395,123 have been reclassified from other receivables to Advances.

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

3. Summary of Significant Accounting Policies - Continued

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

Slotting fees of $1,937,891 and $0 were recorded as a reduction of sales revenue for the three months ended June 30, 2010 and 2009.

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

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation . This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU N0. 2010-01, Equity (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share . This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This standard is not currently applicable to the Company.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies - Continued

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Other Receivables

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)

Advance to staff	$23,273	$28,542
Due from a unrelated party	710,866	585,128
Sundry	7,609	7,333
	741,748	621,003
Less: allowance for bad debts	(74,187)	(22,833)
	$667,561	$598,170

The amount due from unrelated parties is interest-free, unsecured and has no stated terms of repayment.

5. Inventories

Inventories consist of:

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)

Raw materials	$2,271,326	$1,678,207
Packaging	402,495	289,188
Finished goods	749,632	593,870
	3,423,453	2,561,265
Less: allowance	-	-
	$3,423,453	$2,561,265

As of June 30, 2010 and March 31, 2010, there was no allowance made for obsolete or slow moving inventory.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Advances

Advances consist of:

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
Advances to Tianjin Mengyang Biological Development Co., Ltd ("Tianjin Menyang"), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 16)	$4,196,164	$4,179,284
- purchase of factory and warehouse (Note 16)	11,086,640	11,042,041
- advances for renovation of office building (Note 16)	343,683	342,300
Advanced payment to other suppliers	823,981	1,165,620
Advance to branch manager	640,451	395,123
Advanced payment for construction in progress (Note 16)	586,097	331,696
Advanced payment for purchasing machinery and equipment (Note 16)	2,103,335	1,920,814
	$19,780,351	$19,376,878

Less: Long-term portion - purchase of property, plant, equipment and construction in progress	18,380,866	17,816,135

Advances – current portion	$1,399,485	$1,560,743

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)

At cost:
Leasehold improvement	$69,202	$68,924
Plant and buildings	2,201,929	1,708,463
Machinery	2,927,314	2,525,876
Furniture, fixtures and equipment	217,153	202,581
Motor vehicles	326,248	324,936
	5,741,846	4,830,780
Less: accumulated depreciation and amortization	(1,227,714)	(1,096,228)
	4,514,132	3,734,552
Construction in progress	2,065,202	2,770,578
	$6,579,334	$6,505,130

During the three months ended June 30, 2010, depreciation expenses amounted to $126,597, of which $102,817 and $23,780 were recorded as cost of sales and other selling, general and administrative expense, respectively.

During the three months ended June 30, 2009, depreciation expenses amounted to $93,330, of which $75,760 and $17,570 were recorded as cost of sales and other selling, general and administrative expense, respectively.

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

During the three months ended June 30, 2009, amortization expenses amounted to $0.

The estimated aggregate amortization expenses for land use rights for the five succeeding fiscal years are as follows:

Remaining of fiscal year ending March 31, 2011	$14,193
2012	18,924
2013	18,924
2014	18,924
2015	18,924
Thereafter	853,136
$943,025

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Short Term Loans

Short-term loans due within one year as of June 30, 2010 and March 31, 2010 consist of the following:

				June 30,	March 31,
				2010	2010
				(Unaudited)	(Audited)
			Interest
			Rate per
Lender	Loan Period	Collateral / Guarantee	annum

Shanghai Pudong Development Bank	December 14, 2009 to July 9, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	$293,746 $	292,565

Shanghai Pudong Development Bank	December 14, 2009 to July 9, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	1,174,985	1,170,258

China Development Bank Co., Ltd.	December 25, 2009 to July 14, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,468,730	1,462,822

SAIF Partners III L.P.	April 30, 2010 to earlier of (i) the date that is 6 months after May 7, 2010, and (ii) the acceleration of the maturity of the loan upon the occurrence of an Event of Default	Guaranteed by Global Rock Stone Industrial Ltd. pledged 13,024,725 shares of common stock of the Company	12.0%	3,000,000	-

Allied Merit International Investment, Inc.	November 5, 2007 to the completion of first round of fund raising after the reverse merger	-	-	121,705	121,705

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	881,238	-

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Short Term Loans - Continued

Short-term loans due within one year as of June 30, 2010 and March 31, 2010 consist of the following:

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.		5.8%	1,174,985	-

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.		5.8%	1,174,985	-

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.		5.8%	1,174,985	-

Rural Cooperative Bank of Tianjin	May 22, 2009 to May 21, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.		6.4%	-	1,462,822

Rural Cooperative Bank of Tianjin	July 3, 2009 to May 21, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.		6.4%	-	2,194,234

			$		$10,465,359 $	$6,704,406

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

11. Long-Term Loans

As of June 30, 2010 and March 31, 2010, the Company has the following long-term loans:

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)

Installment loan from Daimler-Chrysler Automotive Finance Ltd, interest free, monthly principal and interest payment of $3,402 from February 5, 2010 to August 5, 2011	$ 47,818	$ 57,832

Less: current portion	(40,987)	(40,823)
Long-term loans, net of current portion	$6,831	$17,009

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

PRC

Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are subject to PRC income tax. Income tax (benefit) expense for the three months ended June 30, 2010 and 2009 were ($211,466) and $598,694 respectively.

Effective January 1, 2008, the statutory PRC tax rate is 25%. Therefore, the statutory PRC rate for the three months ended June 30, 2010 and for the year ended March 31, 2010 was 25%.

The income tax provision consists of the following:

	(Unaudited)
	Three months ended June 30,
	2010	2009

Current	$87,525	$421,113
Deferred – non-current	(473,961)	(545)
Change in valuation allowance	174,970	178,126
	$(211,466)	$598,694

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Income Tax - Continued

The following is a reconciliation of the tax derived by applying the PRC Statutory Rate to the earnings before income taxes, and comparing that to the recorded income tax provision (benefit):

	(Unaudited)
	Three months ended June 30,
	2010		2009
Tax provision (benefit) at PRC statutory rate	(25.0%	)	25.0%
Over accrual in prior years	(5.1%	)	0.0%
Unrecognized tax benefit of current year tax losses	3.0%		0.5%
Parent company's expenses not subject to PRC tax	9.8%		(0.3%	)
Effective tax rate	(17.3%	)	25.2%

The components of the deferred tax assets and deferred tax liability are as follows:

	June 30,	March 31,
	2010	2010
	(Unaudited)	Audited

Deferred tax asset for NOL carryforwards - China	152,400	173,000
Deferred tax asset for NOL carryforwards - US	1,814,800	1,618,300
Warrant expense	742,270	743,200
Temporary difference from advertisement	336,975	232,236
Temporary difference from intercompany sales profit	1,264	1,259
Temporary difference from slotting fee	570,045	220,243
Allowance for doubtful accounts receivable	40,726	19,151
	3,658,480	3,007,389
Valuation allowance	(2,709,470)	(2,534,500)
Total deferred tax assets	949,010	472,889

Deferred income taxes have been classified in the consolidated balance sheets as of June 30, 2010 and March 31, 2010 as follows:

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
Current assets	$-	$-
Current liability	-	-
Non-current assets	949,010	472,889

Net deferred tax assets	$949,010	$472,889

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

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding options as of June 30, 2010:

Options Outstanding

Weighted Average
		Number Outstanding	Weighted Average	Weighted Average	Exercise Price of
	Number	Currently	Remaining	Exercise Price of	Options
Range of	Outstanding	Exercisable	Contractual Life	Options	Currently
Exercise Prices	at June 30, 2010	at June 30, 2010	(Years)	at June 30, 2010	Exercisable

$0.98-2.25	1,906,392	-	9.94	$1.78	$-

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

	Three months ended
	June 30,
	2010	2009
	(unaudited)	(unaudited)

Net (loss) income available for common shareholders - basic	$(1,010,032)	$1,783,012
Less: write-off of total debt discount on convertible debt since unamortized debt discount is written-off upon conversion	-	(259,202)
Less: write-off of total deferred financing costs on convertible debt since unamortized financing costs are written-off upon conversion	-	(66,769)
Add: Interest expense on convertible note	-	68,954
Net (loss) income available for common shareholders - diluted	$(1,010,032)	$1,525,995

Weighted average outstanding shares of common stock	26,409,719	25,000,000
Dilutive effect of warrants	-	-
Dilutive effect of Series A convertible preferred stock	-	-
Dilutive effect of options	-	-
Diluted weighted average outstanding shares	26,409,719	25,000,000

Earnings per share:
Basic	$(0.04)	$0.07

Diluted	$(0.04)	$0.06

The Company reported a net loss for the three months ended June 30, 2010, common stock equivalents including convertible preferred stock and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share are the same.

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

The following shows financial highlights for the fiscal quarter ended June 30, 2010:

  Revenues: Net sales for the three months ended June 30, 2010 were more than $6.2 million, an increase of 67.4% sequentially from the three months ended March 31, 2010.

  Gross Margin: Gross margin was 56.9% for the first quarter of fiscal year 2011, as compared to 55.6% from the three months ended March 31, 2010.

  Operating Loss: Operating loss was approximately $1.5 million for the first quarter of fiscal year 2011, which is a decrease of $0.9 million as compared to the three months ended March 31, 2010.

  Net Loss: Net loss was approximately $1.0 million for the first quarter of fiscal year 2011, which is a decrease of $ 0.9 million as compared to the three months ended March 31, 2010.

  Earnings per Share: Fully diluted earnings per share was $(0.04) for the first quarter of fiscal year 2011.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009 (unaudited)

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Three Months Ended June
	30,
	2010	2009	change	variance

Net Sales	$6,219,693	$7,382,779	$(1,163,086)	(15.8%	)
Cost of goods sold	2,680,237	2,518,682	161,555	6.4%
Gross profit	3,539,456	4,864,097	(1,324,641)	(27.2%	)
Operating expenses:
Sales and marketing expenses	3,559,166	1,459,324	2,099,842	143.9%
General and administrative expenses	1,031,526	724,501	307,025	42.4%
Income(loss) from continuing operations	(1,051,236)	2,680,272	(3,731,508)	(139.2%	)
Other income (expenses), net	(170,262)	(298,566)	(128,304)	(43.0%	)
Income tax (expense) benefit	211,466	(598,694)	810,160	(135.3%	)
Net income(loss) attributable to Yayi International Inc.	(1,010,032)	1,783,012	(2,793,044)	(156.7%	)

Net Sales. Our net sales are generated from sales of premium goat milk formula products. Net sales for the three months ended June 30, 2010 were approximately $6.2 million, a decrease of 15.8% from the three months ended June 30, 2009. This decrease was primarily due to a decrease in sales volume, partially offset by an increase in the unit sales price. The sales volume was decreased to 287 ton from 363 ton, or a decrease of 21% compared to the same period last year, which was mainly due to the launch of our new product portfolio of ten formula product under the “Milk Goat” brand with two package sizes of 600 and 365 grams with upgraded formula, and we gradually reduced sales of our original product portfolio which had dozens of products and specifications. The unit sales price increased by 6.6% from $20,358 to $21,709 per ton, mainly due to higher unit sales price of upgraded products than the originals and the increase in slotting fees paid to supermarkets. Furthermore, the Company has been able to achieve higher net sales from the current only 10 SKU (stock keeping unit) product lines versus 58 SKU product lines for the same period last year. On January 22, 2010, we held a nationwide distributor conference after we co-hosted the "China Goat Milk Industry Development Summit" in the Great Hall of the People in Beijing. Since our distributor conference, we have signed sales contracts with the distributors with an aggregate expected sales value of approximately $75 million (including VAT) to date. We believe we are on track to achieve our net sales guidance between $58.6 million and $65.9 million for the fiscal year ending March 31, 2011.

		Three months	Three months
Product Name		ended	ended
		June 30,	June 30,
		2010	2009

Goat Milk	Quantity (ton)	287	363
Powder
	Unit price	$21,709	$20,358

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the three months ended June 30, 2010 was approximately $2.7 million, an increase of 6.4% from the three months ended June 30, 2009, primarily due to the giveaways that we distributed to customers for promotion purposes under the "buy two get one free" strategy and increased raw material prices. The unit cost increased by 34.7% from $6,945.2 per ton to $9,355.1 per ton. As part of our new marketing strategy, our sales people provided free promotional products to purchasers of our new products.

Gross Profit. Our gross profit is equal to the difference between our net sales and our cost of goods sold. Gross profit for the three months ended June 30, 2010 was approximately $3.5 million, a decrease of 27.2% from the three months ended June 30, 2009. Our gross margin for the three months ended June 30, 2010 decreased slightly to 56.9% from 65.9% for the three months ended June 30, 2009. Excluding slotting fees paid to the hypermarkets, supermarkets and giveaway costs, our gross margin was 73.3%, an increase of 740 basis points from 65.9% from the three months ended June 30, 2009. Over the long term, however, we expect our gross margin to increase as we moderate our promotional activities.

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

Income Tax. Our income tax in the three months ended June 30, 2010 decreased by 135.3%, from an expense of approximately $0.6 million in the three months ended June 30, 2009 to a benefit of approximately $0.2 million in the three months ended June 30, 2010. The decrease was primarily attributable to decrease in income before tax in the three months ended June 30, 2010.

Net Income. As a result of the factors described above, net income attributable to Yayi International Inc. decreased by 156.7% in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Three Months Ended June 30, 2010 Compared to Three Months Ended March 31, 2010 (Unaudited)

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Three Months Ended
	June 30	March 31,
	2010	2010	change	variance

Net Sales	$6,219,693	$3,716,471	$2,503,222	67.4%
Cost of goods sold	2,680,237	1,653,396	(1,026,841)	62.1%
Gross profit	3,539,456	2,063,075	1,476,381	71.6%
Operating expenses:
Sales and marketing expenses	3,559,166	3,216,777	342,389	10.6%
General and administrative expenses	1,031,526	953,63 3	77,893	8.2%
Income/(loss) from continuing operations	(1,051,236)	(2,107,335)	1,056,099	-50.1%
Other income (expenses), net	(170,262)	(149,259)	(21,003)	14.1%
Income tax (expense) benefit	211,466	220,246	(8,780)	-4.0%
Net income /(loss) attributable to Yayi International Inc.	(1,010,032)	(2,036,348)	1,026,316	-50.4%

Net Sales. Net sales for the three months ended June 30, 2010 were more than $6.2 million, an increase of 67.4% from the three months ended March 31, 2010. This increase was primarily due to the restructuring of our product portfolio and strong promotion activities for our new products that led to a 30.8% increase in our sales volume. The unit sales price increased by 28.0% from $16,964 to $21,709 per ton, primarily due to the fact that we sold more new products than original products during the first calendar quarter 2010 and the unit sales prices for new products are higher than the originals. The sales volume of new products accounted for 99.7% for this quarter compared with 31.1% for the three months ended March 31, 2010.

		Three months	Three months
Product Name		ended	ended
		June 30,	March 31,
		2010	2010

Goat Milk	Quantity (ton)	287	219
Powder
	Unit price	$21,709	$16,964

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

Gross Profit. Gross profit for the three months ended June 30, 2010 was approximately $3.5 million, an increase of 71.6% from the three months ended March 31, 2010, which is in line with the sales growth. Our gross margin was 56.9% for the three months ended June 30, 2010, a slight increase compared with 55.5% for the three months ended March 31, 2010.

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

Income Tax. Our income tax benefit in the three months ended June 30, 2010 was approximately the same as last quarter. The slight decrease of income tax benefit was primarily attributable to our increased taxable profit for the three months ended June 30, 2010.

Net Income (loss). As a result of the factors described above, net loss attributable to Yayi International Inc. decreased by $1,026,316 in the three months ended June 30, 2010 as compared to the three months ended March 31, 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of approximately $4.6 million and working capital surplus of approximately $0.3 million.

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

Cash Flow

		Three Months Ended June 30,
		2010		2009
Net cash (used in) operating activities	$		$
		(3,245,212)		(1,044,475)
Net cash (used in) investing activities		(567,386)		(1,835,954)
Net cash provided by financing activities		3,715,868		14,368,221
Net (decrease) increase in cash and cash equivalent		(79,877)		11,243,910

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2010 was approximately $3.2 million compared to net cash used in operating activities of $1.0 million for the three months ended June 30, 2009.

Net cash used in operating activities for the three months ended June 30, 2010 was mainly attributable to net income of $1.0 million, non-cash items not affecting cash flows of $0.3 million and a $2.6 million decrease in working capital. The changes in working capital for the three months ended June 30, 2010 was primarily related to a $2.3 million increase in accounts receivables due to our extended term for new products promotion, a $0.8 million increase in inventory and a $0.6 million increase in accounts payable due to the peak season for collecting raw milk. Net cash provided by operating activities for the three months ended June 30, 2009 was mainly attributable to net income of $1.7 million, non-cash items not affecting cash flows of $0.2 million and a $3.0 million decrease in working capital. We are enhancing our production planning and accounts receivables collection to improve our operating cash flow performance.

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

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (ASC Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity'equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this standard will not have any material impact to the Company's financial statements.

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

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.Description
10.1*	English Translation of Shanghai Pudong Development Bank Working Capital Loan Agreement, dated July 30, 2010, by and between Tianjin Yayi and Shanghai Pudong Development Bank, Tianjin Branch.
10.2*	English Translation of Purchase Agreement, dated May 24, 2010, by and between Tianjin Yayi and Tianjin Jinhongji Import & Export Trading Co., Ltd.
10.3*	English Translation of Construction Agreement, dated May 25, 2010, by and between Tianjin Yayi and Tianjin Jinghai Power Co., Ltd.
10.4*	English Translation of Agreement on GMP Cleaning Workshop Installation, dated May 26, 2010, by and between Tianjin Yayi and Tianjin Jinquan Co., Ltd.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with the Original Filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: June 28, 2011

YAYI INTERNATIONAL INC.

By: /s/ Li Liu

Li Liu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jing Chen

Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.Description
10.1*	English Translation of Shanghai Pudong Development Bank Working Capital Loan Agreement, dated July 30, 2010, by and between Tianjin Yayi and Shanghai Pudong Development Bank, Tianjin Branch.
10.2*	English Translation of Purchase Agreement, dated May 24, 2010, by and between Tianjin Yayi and Tianjin Jinhongji Import & Export Trading Co., Ltd.
10.3*	English Translation of Construction Agreement, dated May 25, 2010, by and between Tianjin Yayi and Tianjin Jinghai Power Co., Ltd.
10.4*	English Translation of Agreement on GMP Cleaning Workshop Installation, dated May 26, 2010, by and between Tianjin Yayi and Tianjin Jinquan Co., Ltd.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with the Original Filing