Form 10-Q/A
period 2010-09-30
Yayi International Inc
filed 2011-06-28
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q/A
(Amendment No. 2)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-23806

YAYI INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0046720
(State or other jurisdiction	(I.R.S. Empl. Ident. No.)
of incorporation or organization)

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

Yes     X                 No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes___                 No ____

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this "Amendment") hereby amends our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, previously filed with the Securities and Exchange Commission (the "Commission’) on November 15, 2010, as amended by Amendment No.1 on Form 10-Q/A filed with the Commission on January 28, 2011 (the "Original Filing"). Among others, this Amendment is being filed mainly to:

1) correct an error in the financial statements for the quarter ended September 30, 2010 due to the incorrect application of generally accepted accounting principles related to the classification of the slotting fees incurred by us in 2010. The slotting fees were originally recorded as one–year amortizable assets instead of a one-time offset to revenue as they are incurred.

2) restate certain disclosure included in our consolidated financial statements related to slotting fee offset to sales and income tax expenses for the three and six months ended September 30, 2010; and

3) restate the disclosure under the heading "Results of Operations" related to slotting fee offset to sales and income tax expenses during each of the periods presented in this Amendment.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	March 31
	2010	2010
	(unaudited)	(audited)
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,553,550	$4,727,677
Restricted cash	454,873	28,314
Accounts receivables, net of allowances of $104,893 and $53,771	6,887,968	3,530,937
Other receivable, net of allowances of $19,659 and $22,833	189,066	598,170
Inventories, net of allowances of $0 and $0	3,951,784	2,561,265
Prepaid expenses	116,345	121,523
Land use rights, current portion	19,236	18,847
Advances - current portion	1,230,963	1,560,743
Deferred financing cost	96,818	-
Total current assets	20,500,603	13,147,476

Property, plant and equipment, net	6,579,480	6,505,130
Livestock	569,163	659,584
Goodwill	284,108	278,372
Land use rights	934,537	923,525
Deferred financing cost	966,800	-
Advances	18,727,396	17,816,135
Deferred tax asset	871,431	472,889

Total assets	$49,433,518	$39,803,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$6.093,548	$6,704,406
Accounts payable	1,765,246	662,120
Other payable and accrued expenses	1,502,914	1,257,185
Advance from customers	127,013	141,136
Income and other tax payable	1,375,292	1,338,194
Accrued sales return	-	45,503
Due to related parties - current portion	868,959	-
Long term loans - current portion	38,191	40,823

Total current liabilities	11,771,163	10,189,367

Long-term liabilities:
Due to related parties	4,513,779	5,312,801
Derivative liabilities	4,684,368	-
Convertible notes, net of discount of $4,315,553 and $0	4,617,789	-
Long-term loans	-	17,009

	13,815,936	5,329,810

Total liabilities	25,587,099	15,519,177

Commitments and contingencies (Note 18)	-	-

PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	14,264,871	14,264,871

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 26,450,546 and 26,387,728 shares issued and outstanding, respectively	26,450	26,387
Additional paid in capital	5,417,752	4,721,337
Statutory surplus reserve fund	1,142,397	1,142,397
Retained earning	2,098,705	3,821,100
Accumulated other comprehensive income	896,244	307,842

Total stockholders’ equity	9,581,548	10,019,063

Total liabilities and stockholders' equity	$49,433,518	$39,803,111

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(restated)		(restated)

Net sales	$8,067,376	$5,481,604	$14,287,070	$12,864,383

Cost of goods sold	(2,874,931)	(1,704,397)	(5,555,168)	(4,223,079)

Gross profit	5,192,445	3,777,207	8,731,902	8,641,304

Operating expenses:
Sales and marketing expenses	(4,186,627)	(1,375,495)	(7,745,793)	(2,834,819)
General and administrative expenses	(1,206,659)	(439,724)	(2,238,185)	(1,164,225)

Total operating expenses	(5,393,286)	(1,815,219)	(9,983,978)	(3,999,044)

(Loss)/income from continuing operations	(200,841)	1,961,988	(1,252,076)	4,642,260

Other income (expenses):
Interest income	2,588	5,231	5,511	7,122
Interest expenses	(216,674)	(139,458)	(363,670)	(334,325)
Amortization of deferred debt issuance cost	(69,833)	(120,516)	(69,833)	(203,523)
Change in fair value of derivative liabilities	(136,887)	-	(136,887)	-
Other income (expense), net	1,388	(21,699)	(24,801)	(44,282)

(Loss) income before income tax	(620,259)	1,685,546	(1,841,756)	4,067,252
Income tax benefits/(expenses)	(92,105)	(480,333)	119,361	(1,079,027)

Net (loss) income from continuing operations	(712,364)	1,205,213	(1,722,395)	2,988,225

Other comprehensive income
Foreign currency translation adjustment	479,146	8,693	588,402	3,362

Comprehensive (loss) income	$(233,218)	$1,213,906	$(1,133,993)	$2,991,587

Earnings per share of common stock
- Basic	(0.03)	0.05	(0.07)	0.12
- Diluted	(0.03)	0.05	(0.07)	0.12

Weighted average shares of common stock outstanding
- Basic	26,436,881	25,000,000	26,423,362	25,000,000
- Diluted	26,436,881	25,000,000	26,423,362	25,000,000

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Statutory		Accumulated
	Common stock		Additional	Surplus	Retained	Other	Total
	Number of		paid in	Reserve	Earnings /	Comprehensive	Stockholders’
	shares	Amount	capital	Fund	(Deficit)	Income	Equity

Balance at March 31, 2010 (audited)	26,387,728	26,387	4,721,337	1,142,397	3,821,100	307,842	$10,019,063

Cashless exercise of 9,169 Series D warrants into 5,840 shares of common stock	5,840	6	(6)	-	-	-	-

Cashless exercise of 171,185 Series C warrants into 46,794 shares of common stock	46,794	47	(47)	-	-	-	-

Cashless exercise of 23,150 Series A warrants into 10,184 shares of common stock	10,184	10	(10)	-	-	-	-

Employee stock based compensation	-	-	696,478	-	-	-	696,478

Net loss for the six months ended September 30, 2010	-	-	-	-	(1,722,395)	-	(1,722,395)

Foreign currency translation	-	-	-	-	-	588,402	588,402

Balance at September 30, 2010 (restated)	26,450,546	$26,450	$5,417,752	$1,142,397	$2,098,705	$896,244	$9,581,548

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,
	2010	2009
	(restated)
Cash flow from operating activities
Net (loss) income	$(1,722,395)	$2,988,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	268,341	176,897
Depreciation of livestock	48,699	3,995
Amortization of land use rights	7,893	-
Amortization of deferred debt issuance cost	56,491	24,685
Allowance of bad debts-Accounts receivable	49,137	5,527
Allowance of bad debts-Other receivable	(4,000)	(21,458)
Employee stock based compensation	696,478	-
Sales return allowance	(45,520)	(173,786)
Change in fair value of derivative liabilities	136,887	-
Accretion of debt discount	13,342	178,838
		-
	-
(Increase) decrease in operating assets, net of effect of acquisition:		-
	-
Restricted cash	(17,336)	(41,896)
Accounts receivables	(3,275,779)	231,367
Other receivables	(142,864)	(366,685)
Inventories	(1,314,873)	72,830
Prepaid expenses	7,020	(5,035)
Advances	950,192	(1,249,664)
Deferred tax asset and current assets	(380,380)	(122,383)

Increase (decrease) in operating liability, net of effect of acquisition:
Accounts payable	1,071,662	(50,751)
Advance from customers	(16,118)	13,512
Income and other tax payable	7,636	205,493
Other payable and accrued expenses	227,790	56,893
Net cash (used in) provided by operating activities	(3,377,697)	1,926,604

Cash flows from investing activities
Purchase of equipment	(209,014)	(182,525)
Advance for construction of factory and warehouse	-	(2,752,960)
Advance for purchase of equipment	(530,026)	-
Construction in progress	(33,972)	(2,014,526)
Purchase and breeding of livestock	53,363	7,419
Net cash used in investing activities	(719,649)	(4,942,592)

Cash flows from financing activities
Proceeds from short term loans	8,865,013	4,093,237
Repayment of short term loans	(9,608,176)	(4,418,321)
Repayment of long term loans	(20,500)	(16,905)
Net proceeds from issuance of Series A preferred stock	-	14,264,871
Capital contribution from shareholders	-	5,978
Net proceeds received from issuance of convertible notes		-
	8,031,819
Change in restricted cash in escrow	(408,090)	-

Dividend paid to previous stockholders of Tianjin Yayi
	-		(2,544,125)
Due (from) to related parties	(5,609)		2,450,307
Net cash provided by financing activities	6,854,457		13,835,043
Effect of exchange rate changes in cash	68,761		(43,475)
Net increase in cash and cash equivalents	2,825,873		10,775,579
Cash and cash equivalents, beginning of period	4,727,677		1,631,567
Cash and cash equivalents, end of period	$7,553,550		$12,407,146
Supplemental disclosure of cash flow information
Cash paid during the period
Interest paid	$321,433		$535,440
Income tax paid	$221,187		$946,680
Supplemental disclosure of non-cash financing and investing activities;
Non-cash exercise of 203,504 warrants into common stock			-
	$63	$
Fair value of placement agent warrants in deferred cost financing			-
	$231,929	$

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

This amended Quarterly Report on Form 10-Q for the three and six months ended September 30, 2010 incorporates corrections made in response to the accounting errors described above by restating the Company’s financial statements presented herein for the three and six months ended September 30, 2010.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Restatement of Previously Issued Financial Statements – Continued

The effect of the restatements on the financial statements as of September 30, 2010 and for the three and six months then ended is set forth below:

	As of September 30
Consolidated Balance Sheet:	As reported	Adjustment	As restated

ASSETS
Prepaid expenses	$2,784,857	$(2,668,512)	$116,345
Total current assets	23,169,115	(2,668,512)	20,500,603

Deferred tax asset	204,303	667,128	871,431
TOTAL ASSETS	51,434,902	(2,001,384)	49,433,518

STOCKHOLDERS’ EQUITY
Retained earning	4,062,223	(1,963,518)	2,098,705
Accumulated other comprehensive income	934,110	(37,866)	896,244
TOTAL STOCKHOLDERS’ EQUITY	11,582,932	(2,001,384)	9,581,548

	For the Three Months Ended September 30, 2010
Consolidated Statements of Operations and Comprehensive Income (Loss):	As reported	Adjustment	As restated

Net sales	$8,413,837	$(346,461)	$8,067,376
Gross profit	5,538,906	(346,461)	5,192,445
Income tax expenses	(178,720)	86,615	(92,105)
Net (loss) from operations	(452,518)	(259,846)	(712,364)
Foreign currency translation adjustment	510,548	(31,402)	479,146
Comprehensive income (loss)	58,030	(291,248)	(233,218)

Loss per share - Basic	$(0.02)	$(0.01)	$(0.03)
Loss per share - Diluted	$(0.02)	$(0.01)	$(0.03)

	For the Six Months Ended September 30, 2010
Consolidated Statements of Operations and Comprehensive Income (Loss):	As reported	Adjustment	As restated

Net sales	$16,024,103	$(1,737,033)	$14,287,070
Gross profit	10,468,935	(1,737,033)	8,731,902
Income tax expenses	(314,897)	434,258	119,361
Net (loss) from operations	(419,620)	(1,302,775)	(1,722,395)
Foreign currency translation adjustment	626,283	(37,880)	588,403
Comprehensive income (loss)	206,663	(1,340,656)	(1,133,993)

Loss per share - Basic	$(0.02)	$(0.05)	$(0.07)
Loss per share - Diluted	$(0.02)	$(0.05)	$(0.07)

	For the Six Months Ended September 30, 2010
Consolidated Statements of Cash Flows:	As reported	Adjustment	As restated

Net loss	$(419,620)	$(1,302,775)	$(1,722,395)
(Increase) decrease in operating assets
Prepaid expenses	(1,730,014)	1,737,034	7,020
Deferred tax asset and current assets	$53,878	$(434,258)	$(380,380)
Net cash used in operating activities	(3,377,697)	-	(3,377,697)

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

Income taxes - The Company follows FASB ASC 740 when accounting for income taxes. Income taxes are provided on an asset and liability approach for financial accounting and reporting of income taxes. Current tax is based on the profit or loss from ordinary activities adjusted for items that are non-assessable or disallowable for income tax purpose and is calculated using tax rates that have been enacted or substantively enacted at the balance sheet date. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future differences between the tax basis of assets and liabilities and the financial reporting amounts at each year end. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Foreign currency translation and transactions - The accompanying consolidated financial statements are presented in United States Dollars, or US$. The Company’s functional currency is the US$, while the Milkgoat Industrial’s functional currency is its local currency and the wholly-owned Chinese subsidiaries’ functional currency is the Renminbi, or RMB. The functional currencies of the Company’s foreign operations are translated into US$ for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations.

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

Slotting fees of $1,376,754 and $0 were recorded as a reduction of sales revenue for the three months ended September 30, 2010 and 2009. Slotting fees of $3,314,645 and $0 were recorded as a reduction of sales revenue for the six months ended September 30, 2010 and 2009.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements . This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation - Stock Compensation (ASC Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.

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

4. Restricted Cash

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

5. Other Receivables

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

6. Inventories

Inventories consist of:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)

Raw materials	$2,582,157	$1,678,207
Packaging	405,211	289,188
Finished goods	964,416	593,870
	3,951,784	2,561,265
Less: allowance	-	-
	$3,951,784	$2,561,265

As of September 30, 2010 and March 31, 2010, there was no allowance made for obsolete or slow moving inventory.

7. Advances

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)

At cost:
Leasehold improvement	$70,344	$68,924
Plant and buildings	2,238,658	1,708,463
Machinery	3,003,710	2,525,876
Furniture, fixtures and equipment	226,923	202,581
Motor vehicles	331,631	324,936
	5,871,266	4,830,780
Less: accumulated depreciation and amortization	(1,391,452)	(1,096,228)
	4,479,814	3,734,552
Construction in progress	2,099,666	2,770,578
	$6,579,480	$6,505,130

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
$953,773

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Short Term Loans

Short-term loans due within one year as of September 30, 2010 and March 31, 2010 consist of the following:

Lender	Loan Period	Collateral / Guarantee	Interest Rate per annum	September 30, 2010 (unaudited)	March 31, 2010 (audited)

Shanghai Pudong Development Bank	Renewed on July 30, 2010 and matures on July 31, 2011	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	298,592	292,565

Shanghai Pudong Development Bank	Renewed on July 30, 2010 and matures on July 31, 2011	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	1,194,369	1,170,258

Allied Merit International Investment, Inc.	November 5, 2007 to the completion of first round of fund raising after the reverse merger	-	-	121,705	121,705

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	895,775	-

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,194,369	-

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,194,369	-

Rural Cooperative Bank of Tianjin	June 3, 2010 to June 2, 2011	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,194,369	-

China Development Bank Co., Ltd.	December 25, 2009 to December 24, 2010	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	-	1,462,822

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Short Term Loans - Continued

Short-term loans due within one year as of September 30, 2010 and March 31, 2010 consist of the following:

Rural Cooperative Bank of Tianjin	May 22, 2009 to May 21, 2010	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	6.4% -	1,462,822

Rural Cooperative Bank of Tianjin	July 3, 2009 to May 21, 2010	Guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.	6.4% -	2,194,234
			$ 6,093,548	$ 6,704,406

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

PRC

Tianjin Yayi, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are subject to PRC income tax. Income tax expense for the three months ended September 30, 2010 and 2009 were $92,105 and $480,333, respectively. Income tax expense (benefit) for the six months ended September 30, 2010 and 2009 were ($119,361) and $1,079,027 respectively.

Effective January 1, 2008, the statutory PRC tax rate is 25%. Therefore, the statutory PRC rate for the three months ended September 30, 2010 and for the year ended March 31, 2010 was both 25%.

The income tax provision consists of the following:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current	$4,058	$475,823	$266,553	$ 1,075,062
Deferred - non-current	(146,282)	(66,901)	(795,213)	(245,572)
Change in valuation allowance	234,329	71,411	409,299	249,537
	$92,105	$480,333	$(119,361)	$ 1,079,027

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Income Tax - Continued

The following is a reconciliation of the tax derived by applying the PRC statutory rate to the earnings before income taxes, and comparing that to the recorded income tax provision (benefit):

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Tax provision (benefit) at PRC statutory rate	25.0%	25.0%	25.0%	25.0%
Under-accrual in prior years	6.2%	0.3%	5.8%	0.4%
Unrecognized tax benefit of current year tax losses	-0.4%	1.0%	-2.4%	0.5%
Parent company's expenses not subject to PRC tax	-45.7%	2.2%	-21.9%	0.6%
Effective tax rate	-14.9%	28.5%	6.5%	26.5%

The components of the deferred tax assets and deferred tax liability are as follows:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)
Deferred tax asset for NOL carryforwards - China	162,200	173,000
Deferred tax asset for NOL carryforwards - US	1,765,900	1,618,300
Warrant and stock option expense	1,015,700	743,200
Temporary difference from advertisement	157,793	232,236
Temporary difference from intercompany sales profit	15,371	1,259
Temporary difference from slotting fee	667,128	220,243
Allowance for doubtful accounts receivable	31,138	19,151
	3,815,230	3,007,389
Valuation allowance	(2,943,799)	(2,534,500)
Total deferred tax assets	871,431	472,889

Deferred income taxes have been classified in the consolidated balance sheets as of September 30, 2010 and March 31, 2010 as follows:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)
Current assets	$-	$-
Current liability	-	-
Noncurrent assets	871,431	472,889
Net deferred tax assets	$871,431	$472,889

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At September 30, 2010, the Company had net operating loss carry forwards for United States Federal and State income tax purposes of approximately $4,307,066, or the NOL carry forwards-US, which were available to offset future US taxable income, if any, through 2029. At September 30, 2010, the Company had net operating loss carry forwards, associated with its subsidiaries Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat, for PRC income tax purposes of approximately $648,682, or the NOL carry forwards - China, which are available to offset future PRC taxable income, if any, until it is fully offset against future taxable income subject to the approval of the Chinese tax authority. Based upon the uncertainty of future US taxable income, the limited operating histories of its subsidiaries, Weinan Milkgoat, Fuping Milkgoat, and Shaanxi Milkgoat, and these subsidiaries’ losses incurred to date, management has fully reserved the deferred tax asset associated with the warrant expense and NOL carry forwards for US and PRC income tax purposes.

The Company adopted the provisions of FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes”, (codified in FASB) Accounting Standards Codification 740, as of January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with the recognition standards established by FIN 48. As a result of the implementation of FIN 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. The Company did not recognize any interest or penalties related to unrecognized tax benefits in the three months and six months ended September 30, 2010 and 2009. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

15. Warrants

Series B Warrants

On June 6, 2008, in consideration for introducing Ardmore to Tianjin Yayi, Ardmore issued to Grand Orient Fortune Investment Ltd., a British Virgin Islands limited liability company and its designees, or collectively, Grand Orient”, an aggregate of 2,000,000 shares of the Company common stock, valued at $2,200,000 (based on the stock price on June 6, 2008, the date of issuance) and Series B Warrants to acquire 2,148,148 shares of Ardmore’s common stock at an exercise price of $1.08 per share, valued at $1,144,743 as the fair value. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrant with the following assumptions: no dividend yield, expected volatility of 70.31%, and a risk-free interest rate of 2.73% . In determining volatility of the Company’s warrant, the Company used the average volatility of the Company’s stock. These warrants are considered to be indexed to the Company’s own stock accordance with ASC 815-40-15. These warrants are exercisable on a cashless basis and may be exercised through June 2011. The exercise price of these warrants and the number of shares issuable upon their exercise is subject to adjustment upon the occurrence of specified events. Grand Orient was granted piggyback registration rights with respect to these shares and the shares of common stock issuable upon exercise of the Series B Warrants. The fair value of the common stock and Series B Warrants was expensed as merger costs.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Warrants - Continued

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

Convertible Promissory Note and Issuance of Series A Warrants

Contemporaneously with, and as a condition to, the completion of the merger with Charleston on June 6, 2008, Ardmore issued 52 units for an aggregate purchase price of $1,300,000. Each unit consisted of: (i) an 8% convertible promissory note in principal amount of $25,000 and (ii) Ardmore’s Series A Warrants. Interest on these notes is payable at maturity. The notes mature in December 2009 and are unsecured and are convertible, at the holder’s option, into the Company’s common stock at a conversion price of $1.08. The Series A Warrants included in each unit are exercisable (under specified circumstances, on a cashless basis) through June 2011 (subject to extension if, under specified circumstances, the underlying shares are not registered for resale) to acquire 11,575 shares of Ardmore’s common stock at an exercise price equal to the lesser of $1.35 and the Next Round Value. The term Next Round Value” means the per share dollar value of the securities issued by Ardmore in the first private placement that is effected after the merger, such dollar value to be equal to a fraction, the numerator of which is the aggregate purchase price of the securities sold in such private placement and the denominator of which is the number of shares of common stock (including and after giving effect to the shares of common stock issuable upon exercise or conversion of the securities issued or issuable in such private placement, determined as of the date of the first closing of such private placement), issued in such private placement. The convertible notes and Series A Warrants provide for anti-dilution adjustments upon the occurrence of specified events.

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

15. Warrants - Continued

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

15. Warrants - Continued

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

Registration Rights Agreement

In connection with the private placement of September 2010, the Company and the investors entered into a registration rights agreement, or the Registration Rights Agreement, pursuant to which, the Company granted registration rights to holders of registrable securities, which include (i) the shares of common stock issuable upon the conversion of the 9% Convertible Notes, (ii) the Make Good Shares, as applicable, (iii) the shares of common stock issuable upon the exercise of Series F Warrants issued to the investors and the placement agent, and (iv) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event, or any price adjustment as a result of such stock splits, reverse stock splits or similar events with respect to any of the securities referenced in (i) - (iii) above.

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

The following table summarizes all of the Company’s warrants outstanding as of September 30, 2010.

	Shares	Fair Value
	outstanding
Warrants outstanding in respect of the merger:
Series A Warrants	561,387	$441,194
Series B Warrants	2,148,148	1,144,743
Series C Warrants	14,000	6,530
Series D Warrants	25,279	19,866
	2,748,814	1,612,333

Warrants outstanding for extension of maturity date of loan from Allied Merit:
Series E Warrants (Note 10)	250,000	233,547

Warrants outstanding as of September 30, 2010 in respect of issuance of convertible notes:
Series F Warrants issued to the investors	1,115,000	$853,184
Series F Warrants issued to the placement agent	312,200	238,891
	1,427,200	1,092,075

	4,426,014	$2,397,955

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Issuance of Convertible Note and Series of Warrants - Continued

			Exercise
			Price
	Warrant	Vested	per Common
	Shares	Shares	Stock Range
Balance, March 31, 2010	3,202,318	3,202,318	$1.08-$1.35
Granted or vested during the 6 months ended September 30, 2010	1,427,200	1,427,200	$2.50
Exercised during the 6 months ended September 30, 2010	(203,504)	(203,504)	$1.08-$1.35
Expired during the 6 months ended September 30, 2010	-	-	-
Balance, September 30, 2010	4,426,014	4,426,014	$1.08-$2.50

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding
Range of Exercise Prices	Number Outstanding Currently Exercisable at September 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Warrants Currently Exercisable

$0.98-1.35	2,998,814	0.69	$ 1.06
$2.50	1,427,200	2.99	$ 2.50

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

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding options as of September 30, 2010:

Options Outstanding
Range of Exercise Prices	Number Outstanding at September 30, 2010	Number Outstanding Currently Exercisable at September 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Options at September 30, 2010	Weighted Average Exercise Price of Options Currently Exercisable

$0.98-2.25	1,906,392	-	9.69	$ 1.78	$ -

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

18. Commitments and Contingencies - Continued

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

18. Commitments and Contingencies - Continued

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

	Three months ended		Six months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income available for common shareholders - basic	(712,364)	1,205,213	(1,722,395)	2,988,225
Less: write-off of total debt discount on convertible debt since unamortized debt discount is written-off upon conversion	-	-	-	-
Less: write-off of total deferred financing costs on convertible debt since unamortized financing costs are written-off upon conversion	-	-	-	-
Add: Accretion of debt discount on convertible debt	-	-	-	-
Add: Interest expense on convertible note	-	-	-	-
Add: Amortization of deferred financing fees	-	-	-	-
Net (loss) income available for common shareholders - diluted	(712,364)	1,205,213	(1,722,395)	2,988,225

Weighted average outstanding shares of common stock	26,436,881	25,000,000	26,423,362	25,000,000
Dilutive effect of warrants	-	-	-	-
Dilutive effect of Series A convertible preferred stock	-	-	-	-
Dilutive effect of options	-	-	-	-
Diluted weighted average outstanding shares	26,436,881	25,000,000	26,423,362	25,000,000

Earnings per share:
Basic	(0.03)	0.05	(0.07)	0.12

Diluted	(0.03)	0.05	(0.07)	0.12

For the three and six months ended September 30, 2010, the Company had net loss; therefore the amounts reported for basic and dilutive earning per share were the same.

For the three and six months ended September 30, 2009, common stock equivalents of warrants were anti-dilutive; therefore were excluded from the calculation of diluted weighted average outstanding shares.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23. Subsequent Event

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

.

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

The following shows financial highlights for the fiscal quarter ended September 30, 2010:

  Net Sales: Net sales for the three months ended September 30, 2010 were approximately $8.1 million, an increase of 47.2% sequentially from the three months ended September 30, 2009.
  Gross Margin: Gross margin was 64.4% for the three months ended September 30, 2010, as compared to 68.9% for the three months ended September 30, 2009.
  Operating Loss: Operating loss was approximately $0.2 million for the three months ended September 30, 2010, a decrease of $2.2 million as compared to the three months ended September 30, 2009.
  Net Loss: Net loss was approximately $0.7 million for the three months ended September 30, 2010, as compared to net income of approximately $1.2 million for the three months ended September 30, 2009.

  Earnings per Share: Fully diluted earnings per share was $(0.03) for the three months ended September 30, 2010.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Three Months Ended September 30
	2010	2009	change	variance

Net Sales	$8,067,376	$5,481,604	$2,585,772	47.2%
Cost of goods sold	(2,874,931)	(1,704,397)	(1,170,534)	68.7%
Gross profit	5,192,445	3,777,207	1,415,238	37.5%
Operating expenses
Sales and marketing expenses	(4,186,627)	(1,375,495)	(2,811,132)	204.4%
General and administrative expenses	(1,206,659)	(439,724)	(766,935)	174.4%
Income (loss) from continuing operations	(200,841)	1,961,988	(2,162,829)	(110.2)%
Other income (expenses), net	(419,418)	(276,442)	(142,976)	51.7%
Income tax benefit (expense)	(92,105)	(480,333)	(388,228)	(80.8% )
Net (loss) income attributable to Yayi International Inc.	(712,364)	1,205,213	(1,917,577)	(159.1)%

Net Sales. Our net sales are generated from sales of premium goat milk formula products. Net sales for the three months ended September 30, 2010 were approximately $8.1 million, an increase of 47.2% from the three months ended September 30, 2009. This increase was primarily due to the increase in the unit sales price and sales volume. The unit sales price increased by 26.4% from $19,579 to $24,749 per ton, mainly due to an upgrade of formula and the increased price of main raw materials. The unit price without including slotting fee was increased from $19,579 per ton to $29,229 per ton. The sales volume increased by 16.4% mainly due to our promotion activities. On September 21, 2010, we launched the 365-gram package size products, which are primarily sold in infant-maternity stores. The 365g package size products include three types of products: 365-gram package for the infants of 0-6 months, infants of 6-12 months and the toddlers. The price of the 365-gram package is half of the price of the 600-gram package. We sell the products directly to the infant-maternity stores in order to increase profit of the infant-maternity stores and expand our market share.

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

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

		Three months	Three months
Product Name		ended	ended
		September 30,	September 30,
		2010	2009

Goat Milk
Powder	Quantity (ton)	326	280
	Unit price	$24,749	$19,579

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the three months ended September 30, 2010 was approximately $2.9 million, an increase of 68.7% from the three months ended September 30, 2009, primarily due to the increase in net sales and the giveaways that we distributed to customers for promotion purposes under the "buy two get one free" strategy. The unit cost increased by 44.9%, from $6,088 per ton to $8,820 per ton. The giveaway cost increased by 201.8% to $0.3 million from $0.1 million for the three months ended September 30, 2009. As part of our new products marketing strategy, our sales people provided promotional products to purchasers of our new products.

Gross Profit. Our gross profit is equal to the difference between our net sales and our cost of goods sold. Gross profit for the three months ended September 30, 2010 was approximately $5.2 million, an increase of 37.5% from the three months ended September 30, 2009. Our gross margin for the three months ended September 30, 2010 decreased to 64.4% from 68.9% for the three months ended September 30, 2009. The decrease in gross margin is mainly due to the slotting fees paid to supermarkets and giveaway costs. Excluding slotting fee and giveaway cost, our gross margin was 72.8%, an increase of 218 basis points from 70.6% for the period ended September 30, 2009.

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

Income Tax. Our income tax in the three months ended September 30, 2010 decreased by 80.8%, from approximately $0.5 million in the three months ended September 30, 2009 to approximately $0.1 million in the three months ended September 30, 2010. The decrease was primarily attributable to the decrease in income before tax in the three months ended September 30, 2010.

Net Income. As a result of the factors described above, net loss attributable to Yayi International Inc. was approximately $0.7 million in the three months ended September 30, 2010 as compared to net income of approximately $1.2 million the three months ended September 30, 2009.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Six Months Ended September 30
	2010	2009	change	variance

Net Sales	$14,287,070	$12,864,383	$1,422,687	11.1%
Cost of goods sold	(5,555,168)	(4,223,079)	(1,332,089)	31.5%
Gross profit	8,731,902	8,641,304	90,598	1.1%
Operating expenses
Sales and marketing expenses	(7,745,793)	(2,834,819)	(4,910,974)	173.2%
General and administrative expenses	(2,238,185)	(1,164,225)	(1,073,960)	92.3%
Income(loss) from continuing operations	(1,252,076)	4,642,260	(5,894,336)	(127.0%	)
Other income(expenses), net	(589,680)	(575,008)	(14,672)	2.6%
Income tax benefit (expense)	119,361	(1,079,027)	(1,198,388)	(111.1%	)
Net (loss) income attributable to Yayi International Inc.	(1,722,395)	2,988,225	(4,710,620)	(157.6%	)

Net Sales. Net sales for the six months ended September 30, 2010 were approximately $14.3 million, an increase of 11.1% from the six months ended September 30, 2009. This increase was primarily due to an increase in the unit sales price. The unit sales price increased by 16.5% from $20,019 to $23,327 per ton, mainly due to an upgrade of formula and the increased prices of main raw materials. Furthermore, the Company has been able to achieve higher net sales from the current only 10 SKU (stock keeping unit) product lines versus 58 SKU product lines for the same period last year. On September 21, 2010, we launched the 365-gram package size products, which are primarily sold in infant-maternity stores. We sell these products directly to the infant-maternity stores in order to expand our market share.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

		Six months	Six months
Product Name		ended	ended
		September 30,	September 30,
		2010	2009

Goat Milk
Powder	Quantity (ton)	612	643
	Unit price	$23,327	$20,019

Cost of goods sold. Cost of goods sold for the six months ended September 30, 2010 was approximately $5.6 million, an increase of 31.5% from the six months ended September 30, 2009, primarily due to the giveaways that we distributed to customers for promotion purposes under the "buy two get one free" strategy and increased raw material prices. The unit cost increased by 38.0% from $6,572 per ton to $9,070 per ton. The giveaway cost increased by 103.0% to $0.7 million from $0.3 million for the six months ended September 30, 2009. As part of our new marketing strategy, our sales people provided promotional products to purchasers of our new products.

Gross Profit. Gross profit for the six months ended September 30, 2010 was approximately $8.7million, an increase of 1.0% from the six months ended September 30, 2009. Our gross margin for the six months ended September 30, 2010 decreased to 61.1% from 67.2% for the six months ended September 30, 2009. The decrease in gross margin is mainly due to the slotting fees paid to supermarkets and giveaway costs.

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

General and administrative expenses. General and administrative expenses for the six months ended September 30, 2010 increased by 92.3% to $2.2 million from $1.2 million for the six months ended September 30, 2009. It was primarily attributable to $0.7 million for the stock options granted to key employees and certain directors in June 2010, as well as the increased staff cost of $0.3 million for new senior managers and the increased compensation of our CEO and other senior managers.

Other expenses. Other expenses increased by approximately $0.01 million, or 2.6%, primarily because the increase in changes in fair value of derivative liabilities.

Income Tax. Our income tax in the six months ended September 30, 2010 decreased by 111.1%, from an expense of approximately $1.1 million in the six months ended September 30, 2009 to a benefit of approximately $0.1 million in the six months ended September 30, 2010. The decrease was primarily attributable to the decrease in income before tax in the six months ended September 30, 2010.

Net Income. As a result of the factors described above, net loss attributable to Yayi International Inc. was approximately $1.7 million in the six months ended September 30, 2010 as compared to net income of $3.0 million in the six months ended September 30, 2009.

Three Months Ended September 30, 2010 Compared to Three Months Ended June 30, 2010

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Three Months Ended
	September 30	June 30
	2010	2010	change	variance

Net Sales	$8,067,376	$6,219,693	$1,847,683	29.7%
Cost of goods sold	(2,874,931)	(2,680,237)	(194,694)	7.3%
Gross profit	5,192,445	3,539,456	1,652,989	46.7%
Operating expenses
Sales and marketing expenses	(4,186,627)	(3,559,166)	(627,461)	17.6%
General and administrative expenses	(1,206,659)	(1,031,526)	(175,133)	17.0%
Income(loss) from continuing operations	(200,841)	(1,051,236)	850,395	(80.9%	)
Other income(expenses), net	(419,418)	(170,262)	(249,156)	146.3%
Income tax expense (benefit)	92,105	(211,466)	303,571	(143.6%	)
Net (loss) income attributable to Yayi International Inc.	(712,364)	(1,010,032)	(297,666)	(29.5%	)

Net Sales. Net sales for the three months ended September 30, 2010 were approximately $8.1 million, an increase of 29.7% from the three months ended June 30, 2010. This increase was primarily due to the increase in sales volume and the decrease in slotting fees paid to supermarkets as compared to three months ended June 30, 2010.

Our sales volume increased by 13.8%, which is mainly due to our promotion activities. The average unit sales price increased by 14.0% from $21,709 to $24,749 per ton, mainly due to the decrease in slotting fees paid to supermarkets, which were taken as a reduction against the revenue when incurred. On September 21, 2010, we launched the sales of our 365-gram package size products, which are primarily sold in infant-maternity stores. We sell the products directly to the infant-maternity stores in order to expand our market shares.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

		Three months	Three months
Product Name		ended	ended
		September 30,	June 30,
		2010	2009

Goat Milk
Powder	Quantity (ton)	326	287
	Unit price	$24,749	$21,709

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

Gross Profit. Gross profit for the three months ended September 30, 2010 was approximately $ 5.2 million, an increase of 46.7% from the three months ended June 30, 2010. Our gross margin for the three months ended September 30, 2010 increased to 64.4% from 56.9% for the three months ended June 30, 2010, which is mainly due to the decrease of giveaway cost and the slotting fees paid to supermarkets compared with the three months ended June 30, 2010.

Operating expenses . Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating and administrative expenses increased by approximately $0.8 million to $5.4 million or 17.5% from the three months ended June 30, 2010. Following is a discussion of the reasons for this increase broken down by category of operating expense:

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

General and administrative expenses . General and administrative expenses for the three months ended September 30, 2010 increased by 17.0% to $1.2 million from $1.0 million for the three months ended June 30, 2010. It was primarily attributable to the stock options granted to key employees and certain directors in June 2010, which was partially offset by the decrease in miscellaneous expenses.

Other expenses. Other expenses increased by approximately $0.2 million, or 146.3%, primarily due to the interest payment of $3 million loan from SAIF, changes in fair value of derivative liabilities and amortization of deferred issue cost related to $8.92 million convertible notes we issued to certain investors in September 2010 as described below.

Income Tax. Our income tax in the three months ended September 30, 2010 increased by143.6%, from a benefit of approximately $0.2 million in the three months ended June 30, 2010 to an expense of approximately $0.1 million in the three months ended September 30, 2010. The increase was primarily attributable to the reversal of deferred tax assets related to the reversal of advertising expenses which exceeded PRC income tax limit.

Net Loss. As a result of the factors described above, net loss attributable to Yayi International Inc. was approximately $0.7 million in the three months ended September 30, 2010 as compared to net loss of approximately $ 1.0 million in the three months ended June 30, 2010. Excluding stock option expenses, change in fair value of derivative liabilities and deferred issue cost related to $8.92 million convertible notes, our net income was approximately $0.05 million, an increase of 94.4% from $0.9 million for the adjusted three months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had cash and cash equivalents of approximately $7.6 million and working capital of approximately $8.7 million.

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

On July 30, 2010, Tianjin Yayi renewed a loan of RMB 10,000,000 (approximately $1,469,000) from Shanghai Pudong Development Bank, Tianjin Branch, or Pudong Bank, for use as working capital. The loan has an annual interest rate of 6.372% and the interest must be paid on a quarterly basis on the 20 th of the last month of each quarter. Under the terms of the loan agreement, Tianjin Yayi is subject to customary affirmative and negative covenants. The loan may be accelerated and Pudong Bank may demand immediate payment of the principal and accrued interest upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy.

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

Cash Flow

	Six Months Ended September 30,
	2010	2009
Net cash (used in) provided by operating activities	$(3,377,697)	$1,926,604
Net cash (used in) investing activities	(719,649)	(4,942,592)
Net cash provided by financing activities	6,854,457	13,835,043
Net increase in cash and cash equivalent	2,825,873	10,775,579

Operating Activities

Net cash used in operating activities for the six months ended September 30, 2010 was approximately $3.4 million compared to net cash provided by operating activities of $2.0 million for the six months ended September 30, 2009.

Net cash used in operating activities for the six months ended September 30, 2010 was mainly attributable to the net loss of $1.7 million, non-cash items not affecting cash flows of $1.2 million and a $2.9million increase in working capital. The changes in working capital for the six months ended September 30, 2010 was primarily related to a $3.3 million increase in accounts receivables due to our extended term for new products promotion. We also increased goat milk powder production and purchase of goat milk powder from third parties for the coming dry milk period, which resulted in a $1.3 million increase in inventory, $1.1 million increase in accounts payables, and $0.4 million decrease in advances. Net cash provided by operating activities for the six months ended September 30, 2009 was mainly attributable to the net income of $3.0 million, non-cash items not affecting cash flows of $0.2 million and a $1.3 million increase in working capital. We are enhancing our production planning and accounts receivables collection to improve our operating cash flow performance.

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

Recently Issued Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements . This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

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

DATED: June 28, 2011

YAYI INTERNATIONAL INC.

By: /s/ Li Liu
Li Liu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jing Chen
 Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Working Capital Loan Agreement, dated November 4, 2010, between Tianjin Yayi and Tianjin Bank, Shaoxing Dao Branch.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with the Original Filing