Form 10-Q/A
period 2010-12-31
Yayi International Inc
filed 2011-06-28
CIK 789860

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") hereby amends our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, previously filed with the Securities and Exchange Commission (the "Commission’) on February 14, 2011 (the "Original Filing"). This Amendment is being filed mainly to:

1) correct an error in the financial statements for the period ended December 31, 2010 due to the incorrect application of generally accepted accounting principles related to the classification of the slotting fees incurred by us in 2010. The slotting fees were originally recorded as one–year amortizable assets instead of a one-time offset to revenue as they were incurred.

2) restate certain disclosure included in our consolidated financial statements for the period ended December 31, 2010 related to slotting fee offset to sales and income tax expenses for the three months ended December 31, 2010; and

3) restate the disclosure under the heading "Results of Operations" related to slotting fee offset to sales and income tax expenses during each of the periods presented in this Amendment.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	March 31
	2010	2010
	(restated)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,959,860	$4,727,677
Restricted cash	408,090	28,314
Accounts receivable, net of allowances of $72,881 and $53,771	4,430,164	3,530,937
Other receivable, net of allowances of $11,434 and $22,833	411,594	598,170
Inventories, net of allowances of $0 and $0	4,406,807	2,561,265
Prepaid expenses	123,946	121,523
Land use rights - current portion	19,487	18,847
Advances	1,211,495	1,560,743
Deferred financing cost - current portion	124,276	-
Total current assets	22,095,719	13,147,476

Property, plant and equipment, net	6,933,357	6,505,130
Livestock, net	603,215	659,584
Goodwill	287,816	278,372
Land use rights	941,863	923,525
Advances on property, plant and equipment	19,179,367	17,816,135
Deferred tax asset	783,452	472,889
Deferred financing cost	923,327	-

Total assets	$51,748,116	$39,803,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$8,318,461	$6,582,701
Accounts payable	1,686,337	662,120
Other payable and accrued expenses	1,549,906	1,378,890
Advance from customers	45,605	141,136
Income and other tax payable	1,207,874	1,338,194
Accrued sales return	-	45,503
Due to shareholders - current portion	880,301	-
Long term loans - current portion	28,138	40,823

Total current liabilities	13,716,622	10,189,367

Long-term liabilities:
Due to shareholders	4,547,657	5,312,801
Derivative liabilities	3,704,444	-
Convertible notes, net of discount of $3,889,050 and $0	5,030,950	-
Accrued expenses - non current portion	293,029	-
Long-term loans	-	17,009

	13,576,080	5,329,810

Total liabilities	27,292,702	15,519,177

Commitments and contingencies (Note 16)	-	-

PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	14,264,871	14,264,871

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 26,454,558 and 26,387,728 shares issued and outstanding, respectively	26,454	26,387
Additional paid-in capital	5,855,124	4,721,337
Statutory surplus reserve fund	1,142,397	1,142,397
Retained earning	1,864,365	3,821,100
Accumulated other comprehensive income	1,302,203	307,842

Total stockholders’ equity	10,190,543	10,019,063

Total liabilities and stockholders' equity	$51,748,116	$39,803,111

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(restated)		(restated)

Net sales	$6,429,936	$4,907,998	$20,717,005	$17,772,381
Cost of goods sold	(2,467,795)	(1,486,066)	(8,022,963)	(5,709,145)

Gross profit	3,962,141	3,421,932	12,694,042	12,063,236

Operating expenses:
Sales and marketing expenses	(3,089,641)	(1,637,258)	(10,835,434)	(4,472,077)
General and administrative expenses	(1,127,672)	(521,340)	(3,365,857)	(1,685,565)

Total operating expenses	(4,217,313)	(2,158,598)	(14,201,291)	(6,157,642)

(Loss) income from operations	(255,172)	1,263,334	(1,507,249)	5,905,594

Other income (expenses):
Interest income	5,782	4,653	11,293	11,775
Interest expenses	(142,583)	(129,188)	(506,253)	(463,513)
Amortization of deferred financing costs and debt discount	(429,176)	(134,411)	(499,009)	(337,934)
Change in fair value of derivative liabilities	979,923	-	843,037	-
Expense on make good provision	(293,029)	-	(293,029)	-
Other expenses	(1,555)	(222,172)	(26,356)	(266,454)

(Loss) income before income tax	(135,810)	782,216	(1,977,566)	4,849,468

Provision for income tax	(98,530)	(317,136)	20,831	(1,396,163)

Net (loss) income from operations	(234,340)	465,080	(1,956,735)	3,453,305

Other comprehensive income
Foreign currency translation adjustment	405,959	(9,709)	994,361	(6,347)

Comprehensive income	$171,619	$455,371	$(962,374)	$3,446,958

(Loss) earnings per share of common stock
- Basic	$(0.01)	$0.02	$(0.07)	$0.14
- Diluted	$(0.01)	$0.01	$(0.07)	$0.09

Weighted average shares of common stock outstanding
- Basic	26,454,394	25,352,248	26,433,743	25,117,843
- Diluted	26,454,394	42,159,652	26,433,743	41,518,239

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

						Accumulated
	Common stock		Additional	Statutory		Other	Total
	Number of		paid-in	Surplus	Retained	Comprehensive	Stockholders’
	shares	Amount	capital	Reserve Fund	Earnings	Income	Equity

Balance at March 31, 2010 (audited)	26,387,728	$26,387	$4,721,337	$1,142,397	$3,821,100	$307,842	$10,019,063

Cashless exercise of 9,169 Series D warrants into 5,840 shares of common stock	5,840	6	(6)	-	-	-	-

Cashless exercise of 171,185 Series C warrants into 46,794 shares of common stock	46,794	47	(47)	-	-	-	-

Cashless exercise of 34,725 Series A warrants into 14,196 shares of common stock	14,196	14	(14)	-	-	-	-

Employee stock-based compensation	-	-	1,133,854	-	-	-	1,133,854

Net loss for the nine months ended December 31, 2010	-	-	-	-	(1,956,735)	-	(1,956,735)

Foreign currency translation	-	-	-	-	-	994,361	994,361

Balance at December 31, 2010 (restated)	26,454,558	$26,454	$5,855,124	$1,142,397	$1,864,365	$1,302,203	$10,190,543

See accompanying notes to condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31,
	2010	2009
	(restated)
Cash flow from operating activities
Net (loss) income	$(1,956,735)	$3,453,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net foreign currency transaction loss	-	225
Depreciation of property, plant and equipment	430,155	283,192
Depreciation of livestock	73,080	7,071
Amortization of land use rights	12,724	-
Amortization of deferred financing costs	72,506	52,216
Allowance of bad debts-Accounts receivable	16,032	6,504
Allowance of bad debts-Other receivable	(12,412)	(17,684)
Employee stock-based compensation	1,133,854	-
Sales return allowance	(45,520)	(225,288)
Warrant modification expense	-	88,500
Change in fair value of derivative liabilities	(843,037)	-
Make good provision	293,029	-
Accretion of debt discount	426,503	285,718

(Increase) decrease in operating assets:
Restricted cash	29,665	32
Accounts receivable	(716,068)	338,241
Other receivable	210,722	(1,561,712)
Inventories	(1,714,974)	(120,049)
Prepaid expenses	939	(8,948)
Advances	422,022	(1,422,469)
Deferred tax asset and current assets	(281,850)	(30,211)

Increase (decrease) in operating liability:
Accounts payable	866,248	(205,548)
Advance from customers	(98,496)	26,224
Income and other tax payable	(176,197)	(81,547)
Other payable and accrued expenses	142,288	146,281
Net cash (used in) provided by operating activities	(1,715,522)	1,014,053

Cash flows from investing activities
Purchase of property, plant and equipment	(578,270)	(3,365,540)
Advance for construction of factory and warehouse	-	(5,105,276)
Advance for acquisition of land use rights	-	(796,098)
Deposit for purchase of machinery and equipment	(723,842)	(214,876)
Construction in progress	-	-
Proceeds from sale of livestock	62,973	12,069
Purchase and breeding of livestock	(60,392)	(95,593)
Net cash used in investing activities	(1,299,531)	(9,565,314)

Cash flows from financing activities
Proceeds from short term loans	11,114,894	7,018,912
Repayment of short term loans	(9,608,176)	(6,466,293)
Repayment of long term loans	(30,965)	(19,525)
Repayment of convertible debt and accrued interest	-	(56,000)
Net proceeds from issuance of Series A preferred stock	-	14,264,871
Capital contribution from shareholders	-	5,978
Net proceeds received from issuance of convertible notes	8,031,819	-
Change in restricted cash in escrow	(408,090)	-
Dividend paid to previous stockholders of Milkgoat China	-	(2,544,125)
Due (from) to shareholders	(6,026)	1,549,581
Net cash provided by financing activities	9,093,456	13,753,400

Effect of exchange rate changes in cash	153,779	(38,641)

Net increase in cash and cash equivalents	6,232,183	5,163,498

Cash and cash equivalents, beginning of period	4,727,677	1,631,567

Cash and cash equivalents, end of period	$10,959,860	$6,795,065

Supplemental disclosure of cash flow information

Cash paid during the period

Interest paid	$464,016	$645,965

Income tax paid	$327,710	$1,411,074

Supplemental disclosure of non-cash financing and investing activities;

Non-cash exercise of 203,504 warrants into common stock	$67	$-

Conversion of convertible note plus accrued interest into common stock	$-	$1,400,000

Placement agent warrants in deferred cost financing	$231,929	$-

Non-cash exercise of 100,000 warrants into common stock	$-	$7

Transfer from advances to land use rights	$-	$146,259

Advances transferred to construction in progress	$65,828	$-

Advances transferred to property, plant and equipment	$-	$677,994

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

2. Restatement of Previously Issued Financial Statements - Continued

On June 28, 2011, the Company filed an amended Annual Report on Form 10-K/A reflecting the restatement of the financial statements for the five months ended March 31, 2010.

This amended Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 incorporates corrections made in response to the accounting errors described above by restating the Company’s financial statements presented herein for the three and nine months ended December 31, 2010.

The effect of the restatements on the financial statements as of December 31, 2010 and for the three and nine months then ended is set forth below:

		December 31
Consolidated Balance Sheet:	As reported	Adjustment	As restated

ASSETS
Prepaid expenses	$2,730,707	$(2,606,761)	$123,946
Total current assets	24,702,480	(2,606,761)	22,095,719

Deferred tax asset	131,762	651,690	783,452
TOTAL ASSETS	53,703,187	(1,955,071)	51,748,116

STOCKHOLDERS’ EQUITY
Retained earning	3,756,046	(1,891,681)	1,864,365
Accumulated other comprehensive income	1,365,593	(63,390)	1,302,203
TOTAL STOCKHOLDERS’ EQUITY	12,145,614	(1,955,071)	10,190,543

	For the Three Months Ended December 31, 2010
Consolidated Statements of Operations and Comprehensive Income (Loss):	As reported	Adjustment	As restated
Income (Loss):
Net sales	$6,334,154	$95,782	$6,429,936
Gross profit	3,866,359	95,782	3,962,141
Provision of income taxes	(74,585)	(23,945)	(98,530)
Net profit (loss) from operations	(306,177)	71,837	(234,340)
Foreign currency translation adjustment	431,483	(25,524)	405,959
Comprehensive income	125,306	46,313	171,619

Loss per share - Basic	$(0.01)	$0.00	$(0.01)
Loss per share - Diluted	$(0.01)	$0.00	$(0.01)

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Restatement of Previously Issued Financial Statements – Continued

	For the nine months ended December 31, 2010
Consolidated Statements of Operations and Comprehensive Income (Loss):	As reported	Adjustment	As restated

Net sales	$22,358,257	$(1,641,252)	$20,717,005
Gross profit	14,335,294	(1,641,252)	12,694,042
Provision of income taxes	(389,482)	410,313	20,831
Net loss from operations	(725,797)	(1,230,938)	(1,956,735)
Foreign currency translation adjustment	1,057,766	(63,405)	994,361
Comprehensive income (loss)	331,969	(1,294,343)	(962,374)

Loss per share - Basic	$(0.03)	$(0.04)	$(0.07)
Loss per share - Diluted	$(0.03)	$(0.04)	$(0.07)

	For the Nine months ended December 31, 2010
Consolidated Statements of Cash Flows:	As reported	Adjustment	As restated
Net (loss)	$(725,797)	$(1,230,938)	$(1,956,735)
(Increase) decrease in operating assets
Prepaid expenses	(1,640,313)	1,641,252	939
Deferred tax asset and current assets	128,463	(410,313)	(281,850)
Net cash used in operating activities	$(1,715,522)	$-	$(1,715,522)

3. Summary of Significant Accounting Policies

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

Slotting fees of $1,238,574 and $0 were recorded as a reduction of sales revenue for the three months ended December 31, 2010 and 2009. Slotting fees of $4,553,219 and $0 were recorded as a reduction of sales revenue for the nine months ended December 31, 2010 and 2009.

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

4. Restricted Cash

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)

Bank deposits held as collateral for bills payable	$-	$28,314
Bank deposits held in escrow (Note 12)	408,090	-
	$408,090	$28,314

Cash of $408,090 from the private placement was held in escrow for the Company as of December 31, 2010 (Note 12).

5. Other Receivable

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)

Advance to staff	$45,902	$28,542
Due from an unrelated party	316,102	585,130
Sundry	61,024	7,331
	423,028	621,003
Less: allowance for bad debts	(11,434)	(22,833)
	$411,594	$598,170

The amount due from an unrelated party is interest-free, unsecured and has no stated terms of repayment.

6. Inventories, net

Inventories, net consist of:

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)

Raw materials	$3,118,726	$1,678,207
Packaging	449,449	289,188
Finished goods	838,632	593,870
	$4,406,807	$2,561,265

As of December 31, 2010 and March 31, 2010, there was no allowance made for obsolete or slow moving inventory.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Advances on Property, Plant and Equipment

Advances and deposits on property, plant and equipment consist of:

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)

Advances to Tianjin Mengyang Biological Development Co., Ltd. (“Tianjin Menyang”), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 15)	$4,321,062	$4,179,284
- advances for renovation of office building (Note 15)	353,913	342,300
- purchase of factory and warehouse (Note 15)	11,416,634	11,042,041
Advanced payment for construction in progress (Note 15)	647,403	331,696
Advanced payment for purchasing machinery and equipment (Note 15)	2,440,355	1,920,814
	$19,179,367	$17,816,135

The main body construction of office building had been completed as of September 2010. The construction project is under inspection and the completion date is subject to the inspection report to be issued. Based on the Company’s estimate, the completion date is expected to be postponed to the second calendar quarter of 2011 (Note 15).

The main body construction of factory and warehouse had been completed as of September 2010. The construction project is under inspection and the completion date is subject to the inspection report to be issued. Based on the Company’s estimate, the completion date is expected to be postponed to the second calendar quarter of 2011 (Note 15).

The construction in progress relates to the construction and installation of central system pipelines. The estimated completion date of installation is postponed to the forth calendar quarter of 2011 (Note 15).

8. Property, Plant and Equipment, net

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

10. Due to Shareholders

	December	March 31,
	31,
	2010	2010
	(unaudited)	(audited)
Li Liu, a director of the Company, officer and principal shareholder	$3,509,691	$3,394,534
Other shareholders	1,918,267	1,918,267
	5,427,958	5,312,801
Less: Current portion	880,301	-
	$4,547,657	$5,312,801

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

PRC

Milkgoat China, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are subject to PRC income tax. Income tax expense for the three months ended December 31, 2010 and 2009 were $98,530 and $317,136, respectively. Income tax expense (benefit) for the nine months ended December 31, 2010 and 2009 were ($20,831) and $1,396,163 respectively.

Effective January 1, 2008, the statutory PRC tax rate is 25%. Therefore, the statutory PRC rate for the three and nine months ended December 31, 2010 and 2009 was both 25%.

The following is a reconciliation of the tax derived by applying the PRC statutory rate to the earnings before income taxes, and comparing that to the recorded income tax provision (benefit):

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited )	(unaudited)	(unaudited)

Tax provision at PRC statutory rate	-25.0%	25.0%	-25.0%	25.0%
Under (over) accrual in prior years	7.5%	-0.2%	-4.8%	0.3%
Unrecognized tax benefit of current period tax losses	16.7%	2.3%	3.3%	0.8%
Parent company's expenses not subject to PRC tax	73.3%	13.4%	25.4%	2.7%
Effective tax rate	72.5%	40.5%	-1.1%	28.8%

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

			Exercise
			Price
			per
			Common
	Warrant	Vested	Stock
	Shares	Shares	Range
Balance, March 31, 2010	3,202,318	3,202,318	$0.98-$1.35
Granted or vested during the 9 months ended December 31, 2010	1,427,200	1,427,200	$2.50
Exercised during the 9 months ended December 31, 2010	(215,079)	(215,079)	$0.98-$1.35
Expired during the 9 months ended December 31, 2010	-	-	-
Balance, December 31, 2010	4,414,439	4,414,439	$0.98-$2.5 0

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

	Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Warrants
Exercise Prices	at December 31, 2010	Contractual Life (Years)	Currently Exercisable

$0.98-1.35	2,987,239	0.44	$1.06
$2.50	1,427,200	2.74	$2.50

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

The fair value of the derivative liabilities was determined using the CRR binominal model (Note 12), the following table sets forth the components of derivative liabilities:

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

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding options as of December 31, 2010:

		Options Outstanding

		Number
	Number	Outstanding	Weighted Average	Weighted Average	Weighted Average
Range of	Outstanding	Currently	Remaining	Exercise Price of	Exercise Price of
Exercise	at December 31,	Exercisable at	Contractual	Options at	Options Currently
Prices	2010	December 31, 2010	Life (Years)	December 31, 2010	Exercisable

$0.98-2.25	1,906,392	707,992	9.43	$1.78	$0.98

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

	Three months ended		Nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net (loss) income available for common shareholders - basic	$(234,340)	$465,080	$(1,956,735)	$3,453,305
Add: Accretion of debt discount on convertible debt	-	106,880	-	285,718
Add: Interest expense on convertible note	-	18,805	-	70,948
Add: Amortization of deferred financing fees	-	27,531	-	52,216
Net (loss) income available for common shareholders - diluted	$(234,340)	$618,296	$(1,956,735)	$3,862,187

Weighted average outstanding shares of common stock	26,454,394	25,352,248	26,433,743	25,117,843
Dilutive effect of warrants	-	624,674	-	-
Dilutive effect of Series A convertible preferred stock	-	15,306,120	-	15,306,120
Dilutive effect of convertible promissory notes	-	876,610	-	1,094,276
Diluted weighted average outstanding shares	$26,454,394	$42,159,652	$26,433,743	$41,518,239

Earnings per share:
Basic	$(0.01)	$0.02	$(0.07)	$0.14

Diluted	$(0.01)	$0.01	$(0.07)	$0.09

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20. Subsequent Event

On January 6, 2011, Milkgoat China entered into a loan agreement with Bank of Beijing Co., Ltd. for RMB10,000,000 (approximately $1,512,447). The annual interest rate is 6.1% and is due on January 6, 2012. The loan is guaranteed by Huaxia Jingu Guarantee Co., Ltd with the guarantee fee of RMB230,000 (approximately $34,786) paid on January 4, 2011.

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

The following shows financial highlights for the fiscal quarter ended December 31, 2010:

  Net Sales : Net sales for the three months ended December 31, 2010 were more than $6.4 million, an increase of 31.0% from the three months ended December 31, 2009.
  Gross Margin : Gross margin was 61.6% for the three months ended December 31, 2010, as compared to 69.7% from the three months ended December 31, 2009.
  Operating Loss : Operating loss was approximately $0.3 million for the three months ended December 31, 2010, as compared to operating profit of $ 1.3 million for the three months ended December 31, 2009.
  Net Loss : Net loss was approximately $0.2 million for the three months ended December 31, 2010, as compared to net income of approximately $0.5 million for the three months ended December 31, 2009.
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

	Three Months Ended
	December 31
	2010	2009
			change	variance

Net Sales	$6,429,936	$4,907,998	1,521,938	31.0%
Cost of goods sold	(2,467,795)	(1,486,066)	(981,729)	66.1%
Gross profit	3,962,141	3,421,932	540,209	15.8%
Operating expenses
Sales and marketing expenses	(3,089,641)	(1,637,258)	(1,452,383)	88.7%
General and administrative expenses	(1,127,672)	(521,340)	(606,332)	116.3%
Income (loss) from continuing operations	(255,172)	1,263,334	(1,518,506)	-120.2%
Other income (expenses), net	119,362	(481,118)	600,480	-124.8%
Income tax (expense) benefit	(98,530)	(317,136)	218,606	-68.9%
Net (loss) income attributable to Yayi International Inc.	(234,340)	465,080	(699,420)	-150.4%

Net Sales. Our net sales are generated from sales of premium goat milk formula products. Net sales for the three months ended December 31, 2010 were approximately $6.4 million, an increase of 31.0% from the same period last year. This increase was primarily attributable to the increase in the unit sales price. The unit sales price increased by 28.4% from $18,259 to $23,448 per ton, mainly due to an upgrade of formula and increased prices of main raw materials. In the first quarter of calendar year 2010, we started to streamline our product portfolio from 58 Store Keeping Units (SKU) to 10 SKU and added premium nutrients to 10 new milk powder products. In addition, in order to develop infant-maternity stores as a sales channel alongside our commitment to establish our presence in supermarkets, we launched 12 infant formula products specifically targeting infant-maternity stores in this quarter. We refined our brand image and positioned ourselves as a provider of premium milk powder products. Accordingly, we have been able to achieve higher net sales from the current 22 SKU product lines versus 58 SKU product lines for the same period last year.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

Product		Three months	Three months
Name		ended	ended
		December 31,	December 31,
		2010	2009

Goat Milk Powder	Quantity (ton)	274	269
	Unit price	$23,448	$18,259

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the three months ended December 31, 2010 was approximately $2.5 million, an increase of 66.1% from the three months ended December 31, 2009, primarily due to the giveaways that we distributed to customers for promotion purposes under the "buy two get one free" strategy and the increased raw material prices. The unit cost increased by 62.8%, from $5,528 per ton to $8,999 per ton. The giveaway cost increased by 323.0% from $45,872 to $194,033. Due to the formula upgrading, the unit cost of manufacturing increased by 54.8% from $5,358 per ton to $8,292 per ton.

Gross Profit. Our gross profit is equal to the difference between our net sales and the cost of goods. Gross profit for the three months ended December 31, 2010 was approximately $4.0 million, an increase of 15.8% from the three months ended December 31, 2009. Our gross margin for the three months ended December 31, 2010 decreased to 61.6% from 69.7% for the three months ended December 31, 2009. The decrease in gross margin is mainly due to the increase in slotting fees paid to the supermarkets, price increase of raw materials and giveaway costs.

Operating expenses . Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating and administrative expenses increased by approximately $2.2 million to $4.2 million or 95.4% from the three months ended December 31, 2009. Following is a discussion of the reasons for this increase broken down by category of operating expense:

Sales and marketing expenses . For the three months ended December 31, 2010, sales and marketing expenses increased approximately 88.7% to $3.1 million from $1.6 million for the same period last year. The increase was primarily attributable to a large increase in advertising and promotion expenses and temporary promoter’s salaries, to approximately $2.1 million for the three months ended December 31, 2010, an increase of 357.3% compared with $0.5 million for the same period last year. We continued conducting the promotional activities, such as road show events for the promotion of the new products across 23 provinces and municipalities. In the same period last year, we spent $0.4 million to engage Trout & Partners, a U.S.-based marketing strategy consultancy with a strong presence in China, to assist us in refining our product positioning and marketing strategy. Trout & Partners has a proven track record in China of transforming regional Chinese brands into nationally recognized names. We believe that our investment in building our “Milkgoat” brand as well as further strengthening our distribution capability will bring substantial and tangible benefits in the long term.

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

Income Tax. Our income tax expense in the three months ended December 31, 2010 decreased by 68.9%, from approximately $0.3 million in the same period last year, to approximately $0.1 million in the three months ended December 31, 2010. The decrease was primarily attributable to the decrease in income before tax in the three months ended December 31, 2010.

Net (Loss) Income From Operations. As a result of the factors described above, net loss from operations was approximately $0.2 million in the three months ended December 31, 2010 as compared to net income of approximately $0.5 million for the same period last year.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Nine Months Ended
	December 31
	2010	2009
			change	variance

Net Sales	$20,717,005	$17,772,381	$2,944,624	16.6%
Cost of goods sold	(8,022,963)	(5,709,145)	(2,313,818)	40.5%
Gross profit	12,694,042	12,063,236	630,806	5.2%
Operating expenses
Sales and marketing expenses	(10,835,434)	(4,472,077)	(6,363,357)	142.3%
General and administrative expenses	(3,365,857)	(1,685,565)	(1,680,292)	99.7%
Income (loss) from continuing operations	(1,507,249)	5,905,594	(7,412,843)	-125.5%
Other income (expenses) net	(470,317)	(1,056,126)	585,809	-55.5%
Income tax expense (benefit)	(20,831)	1,396,163	(1,416,994)	-101.5%
Net (loss) income attributable to Yayi International Inc.	(1,956,735)	3,453,305	(5,410,040)	-156.7%

Net Sales. Net sales for the nine months ended December 31, 2010 were more than $20.7 million, an increase of 16.6% from the same period last year. This increase was primarily due to an increase in the unit sales price. The unit sales price increased by 19.8% from $19,500 to $23,364 per ton, mainly due to an upgrade of formula and the increased prices of main raw materials. In the first quarter of calendar year 2010, we started to streamline our product portfolio from 58 Store Keeping Units (SKU) to 10 SKU and added premium nutrients to 10 new milk powder products. As with the second fiscal quarter, we have achieved higher net sales with our 10 product varieties than with the original 58 in the prior year period. In order to develop infant-maternity stores as a sales channel alongside our commitment to establish our presence in supermarkets, we launched 12 infant formula products specifically targeting infant-maternity stores in the third quarter of fiscal year 2011. We have been able to achieve higher net sales from the current 22 SKU product lines versus 58 SKU product lines for the same period last year.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

Product		Nine months	Nine months
Name		ended	ended
		December 31,	December 31,
		2010	2009

Goat Milk Powder	Quantity (ton)	887	911
	Unit price	$23,364	$19,500

Cost of goods sold. Cost of goods sold for the nine months ended December 31, 2010 was approximately $8.0 million, an increase of 40.5% from the same period last year, primarily due to the giveaways that we distributed to potential customers as gifts for promotion purposes and increased raw material prices. The unit cost increased by 44.5% from $6,264 per ton to $9,048 per ton. Due to the formula upgrading, the unit cost of manufacturing increased by 37.9% from $5,842 per ton to $8,053 per ton. The giveaway cost increased by 129.2% from $0.4 million to $0.9 million for the same period last year. As a part of our marketing strategy for the new products, our sales people provided free promotional products to purchasers of our new products .

Gross Profit. Gross profit for the nine months ended December 31, 2010 was approximately $12.7 million, an increase of 5.2% from the same period last year. Our gross margin for the nine months ended December 31, 2010 decreased to 61.3% from 67.9% for the same period last year. The decrease in gross margin is mainly due to the increase in slotting fees paid to supermarkets, giveaway costs and increased raw material prices.

Operating expenses . Our total operating and administrative expenses for the nine months ended December 31, 2010 increased by approximately 8.0 million to $14.2 million or 130.6% from the same period last year. Following is a discussion of the reasons for this increase broken down by category of operating expense:

Sales and marketing expenses . For the nine months ended December 31, 2010, sales and marketing expenses increased approximately 142.3% to $10.8 million from $4.5 million for the same period last year. The increase was primarily attributable to a large increase in advertising and promotional expenses and temporary promoter’s salaries. Promotional expenses were approximately $5.6 million for the nine months ended December 31, 2010, an increase of 403.9% compared with $1.1 million for the same period last year, mainly due to our sales road show program across 23 provinces and municipalities for new products promotion. Advertising expenses were approximately $1.9 million for the nine months ended December 31, 2010, an increase of 620.4% compared with $0.3 million for the same period last year as we launched our TV commercials on China Central Television for new product portfolio promotion in the beginning of calendar year 2010. We believe that our investment in sales and marketing for building our “Milkgoat” brand as well as further strengthening our distribution capability will bring substantial and tangible benefits in the long term.

General and administrative expenses . General and administrative expenses for the nine months ended December 31, 2010 increased by 99.7% to $3.4 million from $1.7 million for the same period last year. It was primarily attributable to $1.1 million for the stock options granted to key employees and certain directors in June 2010, as well as the increased compensation of $0.4 million for the current and new senior managers and executives.

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

Income Tax. Our income tax expenses for the nine months ended December 31, 2010 decreased by 101.5%, from an expense of approximately $1.4 million in the same period last year, to a benefit of approximately $0.02 million. The decrease was primarily attributable to the decrease in income before tax in the nine months ended December 31, 2010.

Net (Loss) Income. As a result of the factors described above, net loss was approximately $2.0 million in the nine months ended December 31, 2010 as compared to net income of $3.5 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had cash and cash equivalents of approximately $11.4 million and working capital of approximately $8.4 million.

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

Cash Flow

	Nine Months Ended December 31,
	2010	2009
Net cash (used in) provided by operating activities	$(1,715,522)	$1,014,053
Net cash (used in) investing activities	(1,299,531)	(9,565,314)
Net cash provided by financing activities	9,093,456	13,753,400
Net increase in cash and cash equivalent	6,232,183	5,163,498

Operating Activities

Net cash used in operating activities for the nine months ended December 31, 2010 was approximately $1.7 million compared to net cash provided by operating activities of approximately $1.0 million for the nine months ended December 31, 2009.

Net cash used in operating activities for the nine months ended December 31, 2010 was mainly attributable to the net loss from operations of $2.0 million, non-cash items not affecting cash flows of $1.6 million and a $1.3 million increase in working capital. The changes in working capital for the nine months ended December 31, 2010 was primarily related to a $0.7 million increase in account receivable due to our extended term for new products promotion. We increased goat milk powder production and purchase of goat milk powder from third parties for the coming dry milk period, which resulted in a $1.7 million increase in inventory, $0.9 million increase in accounts payables.

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

This standard is not currently applicable to the Company .

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

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit	Description
No.
10.1*	English of Loan Agreement, dated January 6, 2011, between Milkgoat China and Bank of Beijing, Tianjin Branch.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with the Original Filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: June 28, 2011

YAYI INTERNATIONAL INC.

By: /s/ Li Liu
Li Liu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jing Chen
Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
No.
10.1*	English of Loan Agreement, dated January 6, 2011, between Milkgoat China and Bank of Beijing, Tianjin Branch.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed with the Original Filing