Form 10-K
period 2011-03-31
Yayi International Inc
filed 2011-06-29
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2011

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-23806

YAYI INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0046720
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

No. 9 Xingguang Road,
Northern Industrial Park of Zhongbei Town,
Xiqing District, Tianjin 300384, China
(Address of principal executive offices)

(86)22-2798-4033
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

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

Yes [ X ]             No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [    ]             No [    ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [    ]                No [ X ]

As of September 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $12.5 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding comff mon stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 26,454,558 shares of the registrant’s common stock outstanding as of June 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

YAYI INTERNATIONAL INC.

Annual Report on FORM 10-K

For the Fiscal Year Ended March 31, 2011

i

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

  “BVI” refer to the British Virgin Islands;
  “China,” “Chinese” and “PRC,” refer to the People’s Republic of China and for the purpose of this report, do not include Taiwan and the special administrative regions of Hong Kong and Macau;
  “Exchange Act” refer to the Securities Exchange Act of 1934, as amended;
  “Fuping Milkgoat” refer to Fuping Milkgoat Dairy Co., Ltd., a company organized under the laws of the PRC;
  “Milkgoat China” refer to Milkgoat (China) Goat Dairy Co., Ltd., a company organized under the laws of the PRC;
  “Milkgoat Industrial” refer to Milkgoat Industrial Co., Ltd, a limited liability company organized under the laws of BVI;
  “Renminbi” and “RMB” refer to the legal currency of China;
  “SEC” refer to the United States Securities and Exchange Commission;
  “Securities Act” refer to the Securities Act of 1933, as amended;
  “U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
  “we,” “us,” “our company,” “our” and “Yayi” refer to the combined business of Yayi International Inc. and/or its consolidated subsidiaries, as the case may be; and
  “Weinan Milkgoat” refers to Weinan Milkgoat Production Co., Ltd., a company organized under the laws of the PRC.

PART I

ITEM 1.     BUSINESS.

Business Overview

According to the China Quality Net, maintained by China Quality Inspection Association, we are the first and one of the leading producers and distributors of premium goat milk formula products for infants, toddlers, young children, and adults in China. We began selling powder products in Tianjin and Beijing in 2001, in Southern China in 2004 and Northern China in 2006. Our current formula product lines are targeted at the premium segment of the dairy market and health-conscious consumers. Headquartered in Tianjin, we sell and distribute our products through a nationwide network of retail points across China in 23 provinces and municipalities including infant-maternity chain stores, supermarkets (including multinational chains) and drug stores, as well as catalogue sales and our dedicated online store at Taobao.com. We are vertically integrated and source raw goat milk from our proprietary dairy farms as well as neighboring goat dairy farmers on a long-term contract basis in milk collection centers, which helps us maintain quality control.

Our powder products are sold throughout most of China. Since the end of 2009, we have been working with Trout & Partners to streamline our product portfolio and refine our brand image in order to position and strengthen our “Milk Goat” brand as the premium goat milk brand throughout China. We have restructured our original product portfolio of dozens of products and specifications and refined our marketing strategy. Our new product portfolio consists of 26 formula products under the “Milk Goat” brand with three package sizes of 600, 665 and 365 grams with upgraded formula. Most of our goat milk products are formulated through the inclusion of supplements such as vitamins, calcium, iron, selenium, chromium and omega-3 fatty acids, as needed to address the nutritional or health needs of the consumers. We sell and distribute our products through a network of approximately 3,800 retail points including infant-maternity chain stores, domestic and multinational supermarkets and drug stores, as well as catalogue sales across China. We sell most of our products to more than 200 distributors, who in turn sell our products to the retail points. The distributors are located in 23 provinces in China. In addition, since the end of December 2010, we have been selling our products with 365-gram, 600-gram and 665-gram package sizes to the infant-maternity retail stores. We expect such new sales strategy to help further strengthen our market presence in this distribution channel.

Corporate History and Structure

General

We were originally incorporated in Delaware in 1986 under the name of Commercial Ventures Ltd. We changed our name to FIN U.S.A., Inc. in 1987, and in 1993 to I/NET, INC, when we developed and marketed computer software for mid range computers. In 2006, Tryant acquired a majority of our outstanding capital stock. In connection with that acquisition, we ceased our operations and became a shell company in search of an operating business to acquire. On April 15, 2007, our name was changed to Ardmore Holding Corporation and in September 2008, following the Merger with Milkgoat Industrial, we ceased being a shell company and began active goat milk and related products production and sale operations.

On September 12, 2008, we filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware and changed our name to Yayi International Inc.

Acquisition of Milkgoat Industrial and Formation of Our Other Subsidiaries

Charleston Industrial Ltd, or Charleston, is a limited liability company organized under the laws of BVI on October 31, 2007 in anticipation of a business combination with a U.S. reporting company. On January 15, 2008, Charleston acquired Tianjin Yayi Industrial Co., Ltd., or Tianjin Yayi, and its wholly-owned subsidiary, Weinan Milkgoat. Tianjin Yayi is a Chinese company formed in the PRC in May 1994. On June 6, 2008, pursuant to the Merger Agreement, we, our wholly owned subsidiary, Ardmore Acquisition Corp., Charleston and Tryant consummated the Merger, pursuant to which Ardmore Acquisition Corp. was merged with and into Charleston and Charleston thus became the surviving entity of the Merger. As a result, Charleston became our wholly owned subsidiary.

In connection with the Merger, all of the outstanding shares of Charleston were converted into an aggregate of 22,325,000 shares of our Common Stock. In addition, Jeff D. Jenson, Steve Markee and Alex Ferries resigned from their positions as of directors and Li Liu, Fung Shek, and Cili Yan were appointed as our new directors. Our executive officers were also replaced by the Tianjin Yayi executive officers upon the closing of the Merger.

On June 6, 2008, in consideration for introducing us to Charleston, we issued to Grand Orient Fortune Investment Ltd., a BVI limited liability company, or Grand Orient, and its designees an aggregate of 2,000,000 shares of our Common Stock and our Series B Warrants to acquire 2,148,148 shares of our Common Stock at an exercise price of $1.08 per share. These warrants are exercisable on a cashless basis and may be exercised through June 6, 2011. The exercise price of these warrants and the number of shares issuable upon their exercise is subject to adjustment upon the occurrence of specified events.

In addition, on June 6, 2008, we entered into an indemnification agreement with Tryant, pursuant to which Tryant agreed to the cancellation of 325,198 shares of our Common Stock it owned and agreed to, among other things, indemnify us for one year for breaches of representations and warranties in the Merger Agreement. In exchange, we (i) paid Tryant an aggregate of $200,000 (excluding $50,000 that had been previously paid), (ii) issued Tryant a note in principal amount of $250,000 maturing in August 2008, and (iii) issued Tryant and its designees our Series C Warrants, exercisable on a cashless basis to acquire through June 6, 2011, an aggregate of 185,185 shares of our Common Stock at an exercise price of $1.35 per share. The exercise price and number of shares issuable upon exercise of these warrants is subject to specified anti-dilution adjustments.

On August 8, 2008, Tianjin Yayi acquired 100% ownership of Fuping Milkgoat, from eight individuals, including Jingchuan Chang, Lixue Du, Xilin Jia, Xuhe Zhang, Mingxun Zhang, Pingan Li, Chongli An and Fuping Xing for a cash consideration of RMB 4,240,846 (approximately $620,360). Fuping Milkgoat currently has a registered capital of RMB 5,000,000 (approximately $731,411). Fuping Milkgoat’s principal business is purchasing and processing raw liquid goat milk into raw goat milk powder.

On September 9, 2009, Tianjin Yayi formed a wholly-owned PRC subsidiary, Shaanxi Milkgoat Dairy Co., Ltd, or Shaanxi Milkgoat, and obtained the business license from the Industrial and Commercial Bureau of Weinan City, Shaanxi Province with a registered capital of RMB 5,000,000 (approximately $731,411). Shaanxi Milkgoat’s principal business is purchasing and processing raw liquid goat milk into raw goat milk powder. During the first quarter of 2010, Shaanxi Milkgoat increased its registered capital by RMB 25,000,000 (approximately $3,657,056) to RMB 30,000,000 (approximately $4,388,467).

On August 18, 2010, Charleston changed its name to Milkgoat International to more accurately reflect our marketing and branding strategy and products.

On December 17, 2010, Tianjin Yayi changed its name to Milkgoat China to more accurately reflect our marketing and branding strategy and products.

Private Placement Transaction in 2008

Contemporaneously with, and as a condition to, the completion of the Merger, we issued, pursuant to an amended and restated securities purchase agreement, 52 units to certain investors for an aggregate purchase price of $1.3 million. Each unit consisted of: (i) an 8% convertible promissory note in the principal amount of $25,000 and (ii) a Series A Warrant to subscribe for 11,575 shares of our Common Stock. As a result, we issued to the investors an aggregate of $1,300,000 principal amount of 8% convertible promissory notes and Series A Warrants to subscribe for 601,900 shares of our Common Stock. The notes are unsecured and are convertible into our Common Stock at a conversion price of $1.08. The Series A Warrant included in each unit is exercisable (under specified circumstances, on a cashless basis) through June 6, 2011 (subject to extension if, under specified circumstances, the underlying shares are not registered for resale) to acquire 11,575 shares of our Common Stock at an exercise price equal to the lesser of $1.35 and the Next Round Value. The term “Next Round Value” means the per share dollar value of the securities issued by us in the first private placement that is effected after the Merger. As described below, as a result of the private placement transaction closed on June 18, 2009 and pursuant to a settlement agreement between us and the investors, dated November 24, 2009, the exercise price of Series A Warrants was reduced to $0.98.

We paid the placement agent WestPark $104,000 in commissions and approximately $20,000 for expenses (including its non-accountable expense allowance) for its services in the offering and issued to it and its designees Series D Warrants (with the same terms as the Series A Warrants) to acquire an aggregate of 144,448 shares of our Common Stock.

Pursuant to a registration rights agreement with these investors, we agreed to register the resale of the shares of Common Stock underlying the notes and Series A Warrants. If we fail, subject to specified exceptions, to comply with certain of our obligations under this agreement, we may be required, for each 30 day period in which we are in default under such obligations, to pay the investors partial liquidated damages equal to 1.5% of the purchase price paid by the investor for any unregistered securities held by them that are required to be registered; provided, however, that the maximum amount payable to an investor pursuant to such provisions shall not exceed 20% of the purchase price paid by the investor. We did not register these shares in accordance with the registration rights agreement. On November 24, 2009, we and the investors entered into a Settlement Agreement pursuant to which, (i) each of the investors converted its own entire principal amount of and accrued interest on all of the notes it holds into an aggregate 1,296,275 shares of our Common Stock at a conversion price of $1.08 per share, (ii) we adjusted the exercise price of Series A Warrants to $0.98 per share, and (iii) we agreed to pay to the investors, on or before December 6, 2009, liquidated damages in the aggregate amount equal to $140,000 through Wellfleet Partners, Inc., the representative of the investors for pro rata distribution to the investors. We have satisfied all of our obligations under the Settlement Agreement. Upon making such payment, the registration rights agreement was, as between us and each investor, terminated and all our obligations thereunder were discharged and all claims against us arising therefrom were released.

Private Placement Transaction in 2009

On June 18, 2009, we entered into the Stock Purchase Agreement with Global Rock, Milkgoat Industrial, Milkgoat China, the individuals named thereto and SAIF. Pursuant to the Stock Purchase Agreement, we issued and sold to SAIF 1,530,612 shares of our Series A Preferred Stock at a price per share of $9.80 for an aggregate purchase price of $15.0 million. The Series A Preferred Stock is convertible into our Common Stock at an initial conversion price at $0.98 per share, which conversion price is subject to stock split, recapitalization and other anti-dilution protection, as well as adjustments based on our financial performance.

In connection with the above private placement transaction, on June 16, 2009, we filed the Certificate with the Secretary of State of the State of Delaware, which became effective upon filing. Pursuant to the Certificate, there are 1,530,612 shares of Series A Preferred Stock authorized. The holders of the Series A Preferred Stock are entitled to receive non-cumulative dividends, when, as and if declared by the Board. The shares of Series A Preferred Stock may be converted into the Company’s Common Stock at the option of the holders of the Series A Preferred Stock in whole or in part at any time at an initial conversion price of $0.98, subject to future adjustments set forth in the Certificate.

On July 20, 2010, we filed an Amended and Restated Certificate of Designation of Series A Preferred Stock with the Secretary of State of the State of Delaware, or the Amended Certificate, to modify the terms of the Series A Preferred Stock. Among other things, the Amended Certificate removed Section 6(f) Special Conversion Price Adjustment Based on 2010 and 2011 Accounts of the Certificate and added the provisions relating to the make good shares that the holders of Series A Preferred Stock may be entitled to receive if we fail to meet certain performance targets set forth in the Amended Certificate. Specifically, if our combined after tax net income reported in our Annual Report on Form 10-K for both of the fiscal years ending March 31, 2011 and 2012 is less than $20 million, we will issue up to 612,245 shares of Series A Preferred Stock to holders of shares of Series A Preferred Stock pursuant to a formula set forth in the Amended Certificate.

Private Placement Transaction in 2010

On September 27, 2010, we entered into the Securities Purchase Agreement, with the PIPE Investors and Euro Pacific, pursuant to which we issued and sold to the PIPE Investors 892 units at a purchase price of $10,000 per unit, resulting in gross proceeds of $8.92 million to us. Each unit consists of a Convertible Note in the principal amount of $10,000 and a three-year Series F Warrant to purchase 1,250 shares of our Common Stock at an exercise price of $2.50 per share.

The Convertible Notes are payable at an interest rate of 9% per annum, payable semiannually in arrears on the last day of the first and third calendar quarters (i.e., March 31 and September 30) commencing March 31, 2011 and mature on September 26, 2013, or the Maturity Date. Except for our secured Indebtedness (as defined in the Convertible Note) in existence on September 27, 2010, our obligations under the Convertible Notes will rank senior with respect to all our existing indebtedness as of September 27, 2010 and to any and all Indebtedness incurred thereafter. The Convertible Notes are also convertible into shares of Common Stock at any time prior to the Maturity Date at $2.00 per share, which conversion price is subject to weighted average and other customary anti-dilution protections. At any time after September 26, 2011, we may redeem all but not less than all of the outstanding principal amount of any Convertible Note by payment of 108% of the outstanding principal amount of the Convertible Note, together with accrued but unpaid interest.

The Series F Warrants entitle the PIPE Investors to purchase an aggregate of 1,115,000 shares of Common Stock at an initial exercise of $2.50 per share, which exercise price is subject to the customary weighted average and stock based anti-dilution protection. The Series F Warrants may be exercised in a cash or cashless way at any time upon the election of the holders until September 26, 2013.

Euro Pacific acted as the sole placement agent of the private placement transaction. Euro Pacific received from us a cash commission of $713,600, which is equal to 8% of the gross proceeds of the financing. In addition, we issued Series F Warrants to the designees of Euro Pacific to purchase an aggregate of 312,200 shares of Common Stock at an exercise price of $2.50 per share, as partial compensation for services provided by them in connection with the private placement.

On September 27, 2010, we, Global Rock, Euro Pacific and Escrow, LLC, as escrow agent, or the Escrow Agent, entered into a make good escrow agreement, or the Make Good Escrow Agreement. Pursuant to the Make Good Escrow Agreement, Global Rock agreed to place a total of 669,000 shares of Common Stock held by it, which is equal to 15% of the amount of shares of Common Stock issuable upon conversion of the Convertible Notes, or the Make Good Shares, into escrow to secure our certain make good obligations. In the event that our combined net sales of both of the fiscal years ending March 31, 2011 and 2012 is less than $125 million, Global Rock will transfer the Make Good Shares to the PIPE Investors, on a pro rata basis, for no additional consideration.

We and the PIPE Investors also entered into the Registration Rights Agreement, pursuant to which, we granted registration rights to holders of registrable securities, which include (i) the shares of Common Stock issuable upon the conversion of the Convertible Notes, (ii) the Make Good Shares, as applicable, (iii) the shares of Common Stock issuable upon the exercise of Series F Warrants, and (iv) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event, or any price adjustment as a result of such stock splits, reverse stock splits or similar events with respect to any of the securities referenced in (i) – (iii) above.

Pursuant to the Registration Rights Agreement, we are required to file a registration statement on Form S-1, or the Registration Statement, within 30 days after the closing of the private placement and cause the Registration Statement to be declared effective by the SEC within 180 days after the closing of the private placement. We may be subject to liquidated damages in an amount up to 8% of the aggregate investment amount paid by the PIPE Investors in the private placement if we are unable to file, obtain and maintain effectiveness of the Registration Statement as required by the Registration Rights Agreement.

On September 27, 2010, we also entered into a closing escrow agreement with Euro Pacific and the Escrow Agent, or the Closing Escrow Agreement, pursuant to which, among other things, we have placed a certain amount of cash received from the private placement, or the Holdback Amount, with the Escrow Agent, which is sufficient to satisfy the payment to the PIPE Investors of one semiannual interest payment due on the aggregate principal amount of all Convertible Notes issued in the private placement, which includes accrued interest due on the principal amount of the Convertible Notes from September 27, 2010 through March 31, 2011. If, an Event of Default (as defined in the Convertible Notes) is declared by Euro Pacific with respect to a failure by us to make a semiannual interest payment to the PIPE Investors in accordance with the Convertible Notes, the Escrow Agent will disburse a certain portion of the Holdback Amount to the PIPE Investors, and within 30 days following the disbursement, we will deposit an additional amount equal to the Holdback Amount with the Escrow Agent to be retained and disbursed. On the Maturity Date or at any time prior to the Maturity Date when 75% of all Convertible Notes have been converted, all remaining funds of the Holdback Amount will be disbursed to us.

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

With the growing awareness and lingering safety concerns about cow milk, we are well positioned to take advantage of the unprecedented opportunity to solidify our presence in the goat milk and premium infant formula sectors. We place primary importance on quality. In order to ensure the quality and safety of our raw materials, we have established our subsidiary, Weinan Milkgoat, in the main area where Saanen dairy goats are raised because most of our supply of raw goat milk comes from Saanen dairy goats. We have designated staff monitoring the whole process of raw goat milk collection at each of our collection stations in this area. The collected raw goat milk is directly transported to our subsidiary for inspection in compliance with national standards, including the detection of melamine. After the inspection, qualified raw goat milk will be sprayed to be milk powder, packed and transported to Milkgoat China for canning. Before the canning, our quality control staff conducts a second inspection of the goat milk powder.

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

In May 2008, the NDRC issued the Dairy Industry Policies, or the Policies. According to the PRC government, the Policies are the first set of comprehensive government policies on the PRC dairy industry, covering a broad range of matters such as industry planning, closure of inefficient capacity, milk supply, quality control and product safety, environmental protection and promotion of milk consumption. Moreover, the Policies provide conditions that new entrants to the dairy industry must meet in addition to the conditions set forth in the Access Conditions.

Our Competitive Strengths

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

  First Mover Advantage. Various researches and publications indicate that goat milk is emerging as an ideal substitute to cow milk as consumers are increasingly aware of its benefits particularly for infants, who prefer a dairy product with a nutritional and molecular composition closer to human milk. Goat milk differs from cow milk in a number of ways and some of its attributes make it closer to human milk, such as high level of bioactive components, similar casein composition and secretion process in both human milk and goat milk. We are the first Chinese company to produce, sell and distribute goat milk formula products throughout China and we have been doing so since 2001. We believe we are in a strong position in competing with our competitors because we have familiar products, brand loyalty and established distribution systems for being the first to market. Based on market analysis conducted by our marketing department, we believe in 2010 we were the largest seller in the goat milk products in China by holding approximately 45% market share of goat milk products sold.
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
  Increase production capacity. We are in the process of increasing our production capacity for goat milk products by more than 400%. Our current raw milk powder processing capacity is approximately 1,000 metric tons per annum and processed milk powder processing capacity is approximately 2,100 metric tons per year. We broke ground on a new spray drying processing facility in Shaanxi Province in November 2009, which is expected to commence production by the fourth calendar quarter of 2013 and become the largest raw goat milk processing base in China with an expected production capacity of approximately 4,600 metric tons per annum. We have also invested in a new packing facility and warehouse in Tianjin, which is expected to go into operation in the fourth calendar quarter of 2012 with an expected production capacity of approximately 5,200 metric tons per annum. While increasing production, we also develop our product portfolio in order to penetrate additional consumer segments.
  Expand distribution network. We sell and distribute our products through a network of approximately 3,800 retail points including infant-maternity chain stores, supermarkets (including multinational chains) and drug stores, as well as catalogue sales across China. Since 2010, we have expanded aggressively into the supermarkets segment as well as online sales through our online store at Taobao.com. Currently, our sales through supermarkets and online sales constitute 37% of our sales revenue while the infant-maternity chain stores contribute 63%.
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

Our Goat Milk Powder Products

We currently manufacture and distribute goat milk powder products. Our powder products are sold throughout most of China. We began selling powder products in Tianjin and Beijing in 2001, in Southern China in 2004 and Northern China in 2006. Since the end of 2009, we have been working with Trout & Partners to streamline our product portfolio and refine our brand image in order to position and strengthen our “Milk Goat” brand as the premium goat milk brand throughout China. We have restructured our original product portfolio of dozens of products and specifications and refined our marketing strategy. Our new product portfolio consists of 26 formula products under the “Milk Goat” brand with three package sizes of 600, 665 and 365 grams with upgraded formula. Our principal goat milk powder products may generally be categorized as follows:

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

Raw Materials and Suppliers

We currently own ten dairy goat farms, which are located in Shaanxi Province and operated by our subsidiary, Weinan Milkgoat. For the fiscal years ended March 31, 2011 and ended October 31, 2009, our subsidiary, Weinan Milkgoat provided 2.84% and 0.1% of our raw goat milk, respectively.

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

Pursuant to the raw goat milk supply agreements, our suppliers are obligated to provide us with a certain volume of raw goat milk during the terms of these agreements at a purchase price ranging between RMB 3.0 to RMB 3.5 per kilogram. Our suppliers also are required to deliver to us raw goat milk at the contracted location between 6 am to 1 pm local time every day. Upon mutual written consent, the parties may amend or terminate the agreements. In addition, each agreement includes a force majeure clause. If the supplier fails to perform its obligations due to unforeseen events beyond its control, neither party will be liable for any damages caused by the force majeure event. In addition, in that case, either party may terminate the agreement. However, our suppliers are required to notify us within 10 days after the occurrence of a force majeure event and provide a certificate certifying this event issued by a relevant authority within 15 days. For the fiscal year 2011, we entered into supply arrangement with 40 small-scale farms, which provided 7,063 tons of raw goat milk to us.

During the fiscal year 2011, there were two suppliers each accounted for more than ten percent of our raw goat milk supply. We believe that our relationships with our raw goat milk suppliers are satisfactory and that alternative sources of supply are available to us on no less favorable terms than are currently available.

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

We own one spray tower in Fuping Milkgoat, which is used to make raw liquid goat milk into raw goat milk powder.

We have also engaged two independent processors to assist us in the processing of our raw goat milk into powder products. They provide, among other things, production facilities, offices, dormitories, equipment and personnel to assist in the processing of raw liquid goat milk into raw goat milk powder products. For the fiscal year ended March 31, 2011, we processed an aggregate of approximately 963 tons of raw goat milk powder, of which approximately 82.3% was processed through our subsidiaries, Fuping Milkgoat and Weinan Milkgoat, and approximately 17.7% through external suppliers. For the fiscal year ended October 31, 2009, we processed an aggregate of approximately 1,117 tons of raw goat milk powder, of which approximately 89.7% was processed through Fuping Milkgoat and Weinan Milkgoat, and approximately 10.3% through external suppliers. We believe that our relationships with our raw goat milk powder suppliers are satisfactory and that alternative sources of supply are available to us on no less favorable terms than are currently available.

Sales and Marketing

Currently, we have 804 experienced marketing personnel who are responsible for market research, promotion and advertisement. We strengthen our market presence by employing various types of marketing strategies. We participate in annual trade shows such as the National Baby and Young Children Fair and the National Sugar and Spirit Fair, offer seminars and lectures to local communities regarding the health benefits of our goat milk products, television advertisements at national and local levels, and other promotional activities. These activities help to promote our reputation and brand name recognition in the industry.

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

We do not significantly depend on any single customer for the sales of our products. We did not have any customer constituting greater than 10% of net sales for the fiscal years ended March 31, 2011 and October 31, 2009.

Our Competition

The dairy industry in China is highly competitive and we face substantial competition from both cow and goat milk producers.

Cow milk accounts for more than 95% of the milk consumed in China. The principal producers and distributors of cow milk are Inner Mongolia Yili Industrial Group Co., Ltd. and Inner Mongolia Meng Niu Dairy (Group) Co., Ltd. We compete with cow milk based on the nutritional advantages of goat milk. Those advantages include higher nutritional levels of proteins and vitamins (in particular, vitamins B1, B2 and C) and ease of digestibility. These factors make goat milk particularly attractive for those interested in maintaining a healthy lifestyle and for use by infants and other consumers sensitive to dairy products or allergic to cow milk. However, cow milk’s competitive advantages over goat milk include more favorable pricing, easy availability, and greater market acceptance. This greater market acceptance is attributable to, among other things, the historic association of goat milk with unfavorable smells, a much larger supply of available cow milk, and the fact that goat milk has only recently developed as an alternative available to consumers in China on a mass-market basis. We are working to improve acceptance of goat milk through marketing efforts geared towards emphasizing its nutritional advantages and its favorable taste and smell.

We also compete directly with China and foreign-based goat milk manufacturers. Our China based competitors include Xi’an Baiyue Yubao Dairy Co., Ltd., Qingdao Ruishi Biotechnology Co., Ltd. We believe that our principal competitive advantages in competing with our China-based competitors are product recognition (including recognition based on quality flavor and price), strong distribution relationships, established supply sources, and quality. Our foreign competitors include Karihome Dairy Goat Co-operative (NZ) Ltd. and other smaller New Zealand goat milk brands. We compete with our foreign competitors through more favorable pricing though we believe that the quality of our products is comparable to, if not superior to, the quality of our competitors’ products. Based on market analysis conducted by our marketing department, we believe in 2010 we held approximately 45% market share of goat milk products sold, making us the largest seller of the goat milk products in China, followed by Xi’an Baiyue Yubao Dairy Co., Ltd. with 25% market share, Qingdao Ruishi Biotechnology Co., Ltd with 10% and Karihome Dairy Goat Co-operative (NZ) Ltd. with 5%.

Research and Development

Our research and development activities focus on upgrading and enhancing our unique, traditional recipes for our products and improvement in packaging. We currently have five employees dedicated to research and development.

For the fiscal years ended March 31, 2011 and October 31, 2009, we expended $74,331 and $150,101, respectively, with respect to research and development activities. We are in the process of developing new goat milk based products but do not anticipate that such products will have a material impact in the near term on our results of operations.

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

Our goat odor elimination technology which eliminates odor in our products is developed from the know-how that was exclusively licensed to us from Taiwan Richlink Enterprise Company Ltd., pursuant to an exclusive licensing agreement, dated April 10, 2001. The licensing agreement was amended on June 12, 2009. Althoug the agreement expired on April 10, 2011, according to the agreement we have the right to use the know-how for free after the expiration.

Regulation

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

The national, provincial and local governments have increased their oversight of the production and distribution of dairy products in response to melamine contamination of certain dairy products produced in China. In September 2008, our goat milk products were inspected by China's Administration of Quality Supervision, Inspection and Quarantine, or AQSIQ. AQSIQ determined that our products are safe. We anticipate that we will incur additional expense in complying with additional governmental regulation and oversight. We anticipate that we will generate additional net sales as consumers migrate to dairy products processed by companies, such as Milkgoat China, with reputations for producing quality products, though no assurance can be given in this regard. We believe that we comply in all material respects with applicable rules and regulations.

Following the media hormone allegations, on November 1, 2010, AQSIQ promulgated new rules which govern the licenses granted to producers of dairy products and infant formula powder (2010 version). These new regulations require that such producers, even if they have obtained a production license previously, must re-apply for a production license prior to December 31, 2010 and if a producer is not able to obtain a new production license by March, 2011, such producer must stop its production of dairy products and infant formula powder. By March 31, 2011, we successfully renewed our production licenses with AQSIQ.

Our Employees

As of March 31, 2011, we employed 973 full-time employees. The following table sets forth the number of our employees by function as of March 31, 2011.

FUNCTION	NUMBER OF EMPLOYEES
Sales Department	804
Production Department	61
Financial Department	24
Administrative Office	84
TOTAL	973

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages and we believe our relationship with our employees is satisfactory.

We are required by the PRC law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Seasonality

Goat milk production is seasonal because goats generally do not produce milk from November through February. During such period, we generate sales of goat milk powder from our inventory that builds during the period preceding such hiatus.  In addition, the consumption of goat milk is also seasonal with greater demand in winter and public holiday seasons.

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

Litigation

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

ITEM 1A.     RISK FACTORS.

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. You should pay particular attention to the fact that we conduct all of our operations in China and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in the U.S. and other countries. If any of the following risks actually occurs, our business, financial condition or operating results will suffer, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Our products may not achieve or maintain market acceptance

We may have difficulty gaining market acceptance for goat milk generally and our products in particular because cow milk dominates the milk market in China (constituting more than 95% of the milk sold), the favorable pricing of cow milk compared to goat milk, and the historic and long-term association of goat milk with unpleasant smells and tastes. As a result, achieving and maintaining market acceptance for our products will require substantial marketing efforts and the expenditure of significant funds to encourage consumption of goat milk in general, and the purchase of our products in particular. There is substantial risk that the market may not accept or be receptive to our products. Market acceptance of our products will depend, in large part upon our ability to inform potential customers that the distinctive characteristics of our products make them superior to competitive products and justify their pricing. Our products may not be accepted by consumers or be able to compete effectively.

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

Our business and financial results depend on maintaining a consistent and cost-effective supply of raw milk and other raw materials, which come from limited geographic areas in China. Any interruption in our supply of raw milk could materially and adversely affect our results of operations, financial condition and business prospects.

Raw goat milk is the primary raw material we use to produce our products. We currently own ten dairy goat farms. However, most of our supply of raw goat milk comes from Saanen dairy goats raised on individual and collective goat farms in Weinan City in China’s Shaanxi Province. We have long-term supply arrangements with local governmental and quasi-governmental authorities pursuant to which we purchase all the milk produced by the small collective farms at a price negotiated from time to time by us and the individual farms. If we are not able to maintain our relationships with current suppliers and develop new sources of supply, we will not be able to meet our production goals and our sales will fall. If we are forced to expand our sources for raw milk, it may be more and more difficult for us to maintain our quality control over the handling of the product in our supply and manufacturing chain. A decrease in the quality of our raw materials would cause a decrease in the quality of our product and could damage our reputation and cause sales to decrease.

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

Our failure to protect our exclusive rights to use the knowhow provided by Taiwan Richlink Enterprise Company Ltd. may have a negative effect on our results of operations.

Our goat odor elimination technology which eliminates odor in our products is developed from the know-how that was exclusively licensed to us from Taiwan Richlink Enterprise Company Ltd., or Taiwan Richlink, pursuant to an exclusive licensing agreement, dated April 10, 2001. The licensing agreement was amended on June 12, 2009 and expired on April 10, 2011. Although we have the right to use the knowhow for free after the expiration of this agreement, there can be no assurance that such rights will be exclusive. Taiwan Richlink may license the knowhow to other Chinese goat milk producers in the future, which may increase our competition because we may lose this competitive advantage and as a result may have a negative impact on our operations. In addition, while we are not aware of any disputes between Taiwan Richlink and us or any third party, in the event the goat odor elimination technology is challenged or infringed, Taiwan Richlink may determine not to protect its intellectual property rights that we license from it and we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of Taiwan Richlink. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition.

Failure to timely collect amounts due to us from Tianjin Mengyang should Tianjin Mengyang fail to complete construction projects relating to the building of an office building, warehouses and factory for us could adversely affect our liquidity, financial condition and results of operations.

Pursuant to our agreements with Tianjin Mengyang Biological Development Co., Ltd, or Tianjin Mengyang, as of March 31, 2011, we had paid Tianjin Mengyang an aggregate of $16,193,741 as advances to purchase an office building and certain warehouses and factory. These advances accounted for approximately 29.1% of our total assets as of March 31, 2011. After several delays, the construction of these projects was completed in September 2010. These projects are currently under inspections by the relevant PRC government authorities before they can be delivered to us by Tianjin Mengyang. Although we expect that the inspections will be completed during the fourth calendar quarter of 2011 there is no guarantee that these projects will not continue to be delayed. According to the agreements between us and Tianjin Mengyang, if these projects continue to be delayed due to construction quality issues, we have a right to terminate the agreements and under the contract law of PRC, are entitled to receive a full refund of the paid advances plus any accrued interests from Tianjin Mengyang. However, there is no assurance that Tianjin Mengyang will pay us the full advances plus interests timely upon our request. Our ability to collect the amounts that may become due to us from Tianjin Mengyang could be impacted by various factors such as a deterioration in the financial condition of Tianjin Mengyang, inability of Tianjin Mengyang to obtain bank credit lines and our efforts to pursue collections. If our collection efforts fail, we may have to undertake costly litigation to collect these amounts or request possession of the properties that we intend to purchase. Any such lawsuit would be time-consuming and result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition.

The milk business is highly competitive and, therefore, we face substantial competition in connection with the marketing and sale of our products.

We face competition from cow milk and goat milk producers. Most of our competitors producing cow milk are well established, have greater financial, marketing, personnel and other resources than we have and have been in business for longer periods of time than we have, and have products that have gained wide customer acceptance in the marketplace. The greater financial resources of such competitors will permit them to procure retail store shelf space and to implement extensive marketing and promotional programs, both generally and in direct response to our advertising claims. The milk industry is also characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. We may be unable to compete successfully or our competitors may develop products that have superior qualities or gain wider market acceptance than ours.

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

Our inability to protect our intellectual property may prevent us from successfully marketing our products and competing effectively

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

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

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

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely and your investment in our stock could be rendered worthless.

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

Management assessed our internal control over financial reporting as of March 31, 2011 and concluded that that our internal controls over financial reporting as of March 31, 2011 were not effective due to certain significant deficiencies. See “Item 9A. Controls and Procedures” for a discussion of matters pertaining to our internal controls over financial reporting.

Although we are in the process of implementing initiatives aimed at addressing these deficiencies, there is no guarantee that these initiatives will remediate the inadequacy completely. Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial and other information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. Further, it could cause our investors to lose confidence in the information we report, which could adversely affect the price of our Common Stock.

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

Since our Common Stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002, or SOX. These include rules relating to independent directors, and independent director nomination, audit and compensation committees. We do not currently have a majority of independent directors on our board of directors. As a result, we have not established independent audit, compensation, or nominating committees of our board of directors. In the absence of a majority of independent directors, our officers and directors could establish policies and enter into transactions without independent review and approval. In certain circumstances, management may not have the same interests as the shareholders and conflicts of interest may arise. Notwithstanding the exercise of their fiduciary duties as directors and executive officers and any other duties that they may have to us or our shareholders in general, these persons may have interests different than yours which could adversely affect your investment.

There are limitations on the liability of our directors, and we may have to indemnify our officers and directors in certain instances.

Our amended and restated certificate of incorporation contains a specific provision that eliminates the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors to the extent provided by Delaware law. Our bylaws provide that we will indemnify our officers and directors and may indemnify our employees and other agents. We may also have contractual indemnification obligations under agreements with our executive officers and directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

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

We may have to pay up to 8% of the gross proceeds we received in the recent private placement as liquidated damages to the investors since the registration statement has not been declared effective within the time periods specified.

In connection with the recent private placement described above, on September 27, 2010, we entered into a registration rights agreement with the PIPE Investors, or the Registration Rights Agreement, pursuant to which, we granted registration rights to holders of registrable securities, which include (i) the shares of Common Stock issuable upon the conversion of the Convertible Notes, (ii) the make good shares deposited in connection with the private placement, as applicable, (iii) the shares of Common Stock issuable upon the exercise of Series F Warrants, and (iv) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event, or any price adjustment as a result of such stock splits, reverse stock splits or similar events with respect to any of the securities referenced in (i) – (iii) above. Under the terms of the Registration Rights Agreement, if this registration statement is not declared effective by the SEC within the time period specified in the Registration Rights Agreement, then we are required to pay the PIPE Investors, as liquidated damages, 1.0% of the amount invested for each 30-day period during which such failure continues, for up to a maximum of 8% of each PIPE Investor’s investment pursuant to the Registration Rights Agreement, except that we will not be obligated to pay any such fee if we are unable to fulfill our registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC with respect to Rule 415 of the Securities Act, so long as we register at such time the maximum number of securities permissible by the SEC. We have failed to cause this registration statement to be declared effective by the SEC with the prescribed period. There can be no assurance that this registration statement will be declared effective by the SEC in the coming future. Therefore, we may have to suffer monetary losses by paying up to 8% of the gross proceeds we received in this private placement as liquidated damages to the investors.

RISKS RELATED TO DOING BUSINESS IN CHINA

Extensive regulation of the food processing and distribution industry in China could increase our expenses resulting in reduced profits.

We are subject to extensive regulation by China’s Agricultural Ministry, and by other county and local authorities in jurisdictions in which our products are processed or sold, regarding the processing, packaging, storage, distribution and labeling of our products. Applicable laws and regulations governing our products may include nutritional labeling and serving size requirements. Our processing facilities and products are subject to periodic inspection by national, county and local authorities. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, operations and finances.

Because Shaanxi Coalfield Geology Bureau Hydrological Team failed to obtain necessary approval from relevant government authority when they leased an allocated land to Fuping Milkgoat, there is no guarantee that the PRC government will not challenge the validity of the lease in the future.

In 2004, when Shaanxi Coalfield Geology Bureau Hydrological Team, or Shaanxi Coalfield, leased an allocated land to Fuping Milkgoat for its business use, it did not obtain necessary approvals from relevant land administrations of municipal or county governments or complete necessary administrative procedures. On August 8, 2008, Milkgoat China acquired Fuping Milkgoat. According to Provisional Rules on Administration of Allocated Land Use Right of PRC, promulgated by State Land Administration on March 8, 1992, land users who transfer, lease or mortgage allocated land use right must bear state-owned land use certificate and legal documents of the premises and attached structures and properties and apply in written form to land administrations of local municipal or county people's governments. Land administrations of municipal or county people's governments, through negotiations, sign land use right transfer contract with the applicant. Land users shall, within 60 days after the signing of land use right leasing contracts, pay lease fees to local municipal or county people's governments and have the land use right leasing registered at the land administrations of the municipal or county people's governments. Both parties involved in transfer, leasing or mortgaging of land use right shall, within 15 days after the registration of a land use right lease, go to land administrations of municipal or county people's governments to have the transfer, leasing or mortgaging of land use right registered. Shaanxi Coalfield failed to comply with the above requirement for not obtaining the government approval or completing the necessary administrative procedures before they leased the allocated land to us. Shaanxi Coalfield is in the process of applying for the approval from the PRC regulatory authorities with respect to their lease of the allocated land to Fuping Milkgoat. There is no guarantee that the PRC regulatory agency will not challenge the validity of our lease in the future. If these leases are deemed invalid by the PRC regulatory authorities, we will lose the land use right to this allocated land. As a result, Fuping Milkgoat’s business of processing raw goat milk could be affected negatively. We believe that our cost of raw milk powder will increase by approximately RMB 332 (approximately $50.5) per ton as we will need to have third-party processors to spray dry raw goat milk into milk powder.

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate all of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

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

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

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

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or the SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including the SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with the SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or the MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

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

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries' ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

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

If the CSRC, or another PRC regulatory agency determines that CSRC approval is required in connection with the acquisition of Milkgoat Industrial, the acquisition may be unwound, or we may become subject to penalties.

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

We do not believe that the M&A Rule concerning the CSRC approval for acquisition of a PRC domestic company by an offshore company controlled by PRC companies or individuals applies to our reverse acquisition of Milkgoat Industrial because neither Yayi International Inc. nor Milkgoat Industrial is a “Special Purpose Vehicle” or an “offshore company controlled by PRC companies or individuals” as defined in the M&A Rule. If the CSRC or another PRC governmental agency subsequently determines that we must obtain CSRC approval prior to the completion of the reverse acquisition, the reverse acquisition may be unwound and we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China and limit our operating privileges in China, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

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

The implementation of the new PRC employment contract law and increases in the labor costs in China may hurt our business and profitability.

A new employment contract law became effective on January 1, 2008 in China. It imposes more stringent requirements on employers in relation to entry into fixed-term employment contracts, recruitment of temporary employees and dismissal of employees. In addition, under the newly promulgated Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will not arise in the future. Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our Common Stock is quoted on the OTCBB which may have an unfavorable impact on our stock price and liquidity.

Our Common Stock is quoted on the OTCBB. The OTCBB is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our Common Stock, could depress the trading price of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, the trading market for our Common Stock will be influenced by research or reports that industry or securities analysts publish about us or our business. If one or more analysts who cover us downgrade our Common Stock, the market price for our Common Stock would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which, in turn, could cause the market price for our Common Stock or trading volume to decline.

Furthermore, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our Common Stock and other interests in our company at a time when you want to sell your interest in us.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our Common Stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Because our Common Stock is a “penny stock”, we are subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Certain provisions of our amended and restated certificate of incorporation may make it more difficult for a third party to effect a change-of-control.

Our amended and restated certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our Common Stock, and therefore could reduce the value of such Common Stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our Common Stock. In connection with our private placement transaction in June 2009, we filed a Certificate of Designation of Series A Preferred Stock with the Secretary of State of the State of Delaware on June 16, 2009, pursuant to which we designated and issued 1,530,612 shares of Series A Preferred Stock to SAIF.

The conversion of preferred stock and convertible notes or the exercise of warrants we issued in our previous private placements may result in dilution to the holders of our Common Stock and cause the price of our Common Stock to decline.

Dilution of the per share value of our Common Stock could result from the conversion of our outstanding Series A Preferred Stock and the Convertible Notes or the exercise of outstanding warrants that we issued in connection with our previous private placement transactions. As of March 31, 2011, there were 1,530,612 shares of our Series A Preferred Stock outstanding, which may be converted into our Common Stock at the option of the holders of the Series A Preferred Stock in whole or in part at any time at an initial conversion price of $0.98. Our outstanding Convertible Notes are also convertible into an aggregate of 4,460,000 shares of Common Stock with an initial conversion price of $2.00 per share. In addition, as of March 31, 2011, there were outstanding warrants to purchase an aggregate of 4,414,439 shares of our Common Stock. When the conversion price of the Series A Preferred Stock and the Convertible Notes or the exercise price of the warrants is less than the trading price of our Common Stock, the conversion of Series A Preferred Stock and the Convertible Notes or the exercise of the warrants would have a dilutive effect on our shareholders. The possibility of the issuance of shares of our Common Stock upon the conversion of Series A Preferred Stock and the conversion of our Convertible Notes or the exercise of the warrants could cause the trading price of our Common Stock to decline as well.

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

We do not intend to pay dividends for the foreseeable future.

We have not paid a dividend in the past and it is unlikely that we will declare or pay a dividend in the foreseeable future. The declaration, amount and date of distribution of any dividends in the future will be decided by the Board of Directors from time-to-time, based upon, and subject to our earnings, financial requirements and other conditions prevailing at the time.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.         PROPERTIES.

All land in China is owned by the State or collectives. Individuals and companies are permitted to acquire land use rights for general or specific purposes. In the case when land is used for industrial purposes, the land use rights are granted for a period of 50 years. The rights may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

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

As of March 31, 2011, we had signed several agreements with two construction companies, Zhuangli Construction Team and Fupin County Qinzheng Construction Engineering Corporation, or Qinzheng Construction, for the construction of farm facilities with a total amount of RMB17, 260,000 (approximately $2,524,831). In September 2009, we signed a supplemental agreement with Qinzheng Construction to reduce the construction cost by RMB1,900,000 (approximately $277,936) due to the change of construction location. As of March 31, 2011, RMB11, 962,000 (approximately $1,749,828) had been paid and the remaining balance will be paid in installments. In January 2011, the construction of the farm facilities was completed and the facilities have since been operating.

During the year ended March 31, 2010, we signed an agreement with Zhuangli Construction Team for the construction of goat milking collection stations with the total amount of RMB3, 300,000 (approximately $482,731). As of March 31, 2011, RMB3, 140,000 (approximately $459,326) has been paid and the remaining balance of RMB160,000 (approximately $23,405) is due in one year after the construction is completed and accepted. As of the date of this report, the construction of ten collection stations has been completed and the facilities are currently operating.

Purchase of Office Building, Factory & Warehouse

On January 15, 2007, we entered into a sales and purchase agreement with Tianjin Mengyang to buy a four-story office building of an approximate construction area of 7,800 square meters located at Jinghai Industrial Park, for a total consideration of RMB29,640,000 (approximately $4,511,348).

On September 26, 2008, we entered into a factory transfer agreement with Tianjin Mengyang to purchase three warehouses and a factory of an approximate construction area of 30,165 square meters situated at Jinghai Industrial Park for a total consideration of RMB90,495,000 (approximately $13,773,763). We paid a total of RMB44,404,000 (approximately $6,758,497) in 2008.

On January 20, 2009, we entered into a supplemental agreement with Tianjin Mengyang to postpone the construction completion date to December 31, 2009. On June 12, 2009, we signed a second supplemental agreement with Tianjin Mengyang under which the parties agreed that the remaining balance for factory and warehouse of RMB31,091,000 (approximately $4,732,195) will be paid with 3 installments.

The construction of the main office building, factory and warehouse was completed in September 2010. We were required by local government to complete the inspection of the facilities before the innovation can start. On September 16, 2010, the Chinese State Council issued the “Circular on Further Strengthening the Quality and Safety of Dairy Products No. (2010)”, which requires newly established dairy product manufacturing companies to comply with “Rules for Implementation of Regulations on Issuing Infant Formula Milk Powder Production License” which was issued by AQSIQ in November 2010. The rules tighten the examination criteria of production license and inspection standard of milk product. As a result, we are subject to more stringent inspection before the project can be completed. We expect that the inspection will be completed by October 2011.

On June 16, 2011, Shaanxi Milkgoat entered into a construction agreement with China Tenth Metallurgical Group Corporation, or China Metallurgical, pursuant to which China Metallurgical agreed to construct the research and development part of the raw goat milk processing project of Shaanxi Milkgoat for a construction fee of RMB 10,673,522.75 (approximately $1.65 million). According to the construction agreement, the construction should be completed by December 31, 2011. Shaanxi Milkgoat has already paid RMB3.5 million (approximately $0.54 million) to China Metallurgical as an advance payment.

Purchase of Machinery & Equipment

During the fiscal year ended March 31, 2010, we entered into a purchase agreement to acquire certain machinery and equipment to expand our liquid goat milk production line, for an amount of RMB25,627,000 (approximately $3,900,549). As of March 31, 2011, RMB6,965,300 (approximately $1,060,806) has been paid to the supplier and the remaining of RMB18,657,400 (approximately $2,839,743) is expected to be paid in the fourth calendar quarter of 2013.

We also entered into a purchase agreement with Shanghai Dahe Rongyi Packaging Machinery Co., Ltd. for purchasing goat milk powder production lines, for a total amount of RMB16,379,500 (approximately $2,493,037). As of March 31, 2011, we had paid RMB5,732,700 (approximately $872,544) and the remaining RMB10,646,800 (approximately $1,620,493) will be paid in installments.

Installation of central system pipelines

On October 28, 2009, Shaanxi Milkgoat entered into a Project Installation Agreement, or the Installation Agreement, with Heilongjiang Tianhong Food Equipment Co., Ltd., or Heilongjiang Tianhong, which provided for, among others, and install all the process pipelines and the central system pipelines at Shaanxi Milkgoat’s new joint production facility. Pursuant to the Installation Agreement, Shaanxi Milkgoat agreed to pay Heilongjiang Tianhong an aggregate of RMB 12,535,000 (approximately $1,907,886) in five installments for the service that Heilongjiang Tianhong will provide. Heilongjiang Tianhong agreed to complete the installation within 90 days after Shaanxi Milkgoat provides to Heilongjiang Tianhong an appropriate construction site for the installation according to the Installation Agreement. The estimated completion date of installation is postponed to October 2013.

We believe that all our properties have been adequately maintained, are generally in good condition, and suitable and adequate for our business.

ITEM 3.     LEGAL PROCEEDINGS.

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

ITEM 4.     [REMOVED AND RESERVED]

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted under the symbol “YYIN” on the OTCBB but had not been traded in the OTCBB except on a limited and sporadic basis. The CUSIP number is 985290105.

The following table sets forth, for the periods indicated, the high and low closing prices of our Common Stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices (1)
	High	Low
Year Ended March 31, 2011
1st Quarter	$2.95	$1.55
2nd Quarter	$1.85	$1.05
3rd Quarter	$1.63	$1.055
4th Quarter	$1.30	$0.45
Year Ended March 31, 2010
1st Quarter	$0.80	$0.51
2nd Quarter	$1.25	$0.25
3rd Quarter	$1.90	$1.17
4th Quarter	$3.95	$1.55

(1) The above table sets forth the range of high and low closing bid prices per share of our Common Stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

On June 28, 2011, there were approximately 381 stockholders of record of our Common Stock. The number of record holders does not include persons who held our Common Stock in nominee or “street name” accounts through brokers.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended March 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

ITEM 6.     SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements.

According to the China Quality Net, maintained by China Quality Inspection Association, we are the first and one of the leading producers and distributors of premium goat milk formula products for infants, toddlers, young children, and adults in China. Our powder products are sold throughout most of China. We began selling powder products in Tianjin and Beijing in 2001, in Southern China in 2004 and Northern China in 2006. Our current formula product lines are targeted at the premium segment of the dairy market and health-conscious consumers. Headquartered in Tianjin, we sell and distribute our products through a nationwide network of retail points across China in 23 provinces and municipalities including supermarkets (including multinational chains), infant-maternity chain stores and drug stores, as well as catalogue sales and our dedicated online store at Taobao.com. We are vertically integrated and source raw goat milk from our proprietary dairy farms as well as neighboring goat dairy farmers on a long-term contract basis in milk collection centers, which helps us maintain quality control.

Since the end of 2009, we have been working with Trout & Partners to streamline our product portfolio and refine our brand image in order to position and strengthen our “Milk Goat” brand as the premium goat milk brand throughout China. We have restructured our original product portfolio of dozens of products and specifications and refined our marketing strategy. Our new product portfolio consists of three segments, infant formula products, adult products and children products with an aggregate 22 formula products under the "Milk Goat" brand with three package sizes of 600, 665 and 365 grams. As of March 2011, approximately 43.6% of our revenues were generated from the infant formula products, approximately 10.7% from products for children and approximately 45.7% from products for students and adults.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Perceptions of Product Quality and Safety. Rising consumer wealth in China has contributed to a greater acceptance by consumers in China of and desire for higher-priced products with perceived quality advantages associated with such products. Thus, we believe that infant formula producers with a reputation for quality and safety should be able to command higher average selling prices and thereby generate higher gross margins than competitors that do not possess the same perceived reputation for quality and safety. Conversely, any decrease in consumer perceptions of quality and safety could adversely impact such producers’ sales and gross margins. We believe our past growth has benefited from our brand recognition and from real and perceived safety and quality of our formula products. Moreover, a decrease in the quality and safety of any particular producer could trigger wider negative perception of the decrease in the quality and safety of all producers, thereby affecting the industry generally. For example, the melamine contamination incident had resulted in a significant reduction in the sales of a number of major dairy product companies in China. If a future market crisis involving any of our products should occur, especially if management fails to respond to such a crisis in a timely and effective manner, our brand recognition and reputation could be severely damaged, which could adversely affect our results of operations.
  Brand Recognition and Customer Loyalty. In recent years, there has been growing demand in China for premium formula products due to increasing consumer awareness of brand image and nutritional value of the products offered by leading producers. Although the market is still highly competitive, we believe that companies with strong national brands and customer loyalty will increasingly capture market share from regional brands with less brand recognition. Our success depends on sustaining the strength of our brands. If we fail to promote and maintain the brand equity of our products, then consumer perception of the superior nutritional benefits of our products may be diminished. If the difference in the value attributed to our products as compared to those of our competitors narrows, consumers may choose not to buy our products.

  Competition and Market Position While China’s formula market is expected to grow significantly, we are facing intense competition. The market has become highly fragmented in recent years as an increasing number of formula producers have entered the market. We face significant competition from domestic and multinational producers of both cow and goat milk. We focus on developing and marketing premium products for the goat formula market in China. By leveraging our focused marketing strategy, our brand name and our sales and marketing infrastructure, we have been able to sell formula products to consumers in China’s largest cities and we believe that we are perceived as a company that is able to deliver premium quality that justifies our premium prices. This strategy has allowed us to maintain and improve our market share in our primary markets.
  Product Offering and Pricing. As China becomes more affluent, formula products have become more affordable, resulting in the rapid growth of the overall market for formula in China. Despite the recent rapid growth, we believe much of the market is still underserved with respect to formula. We expect that this growth in demand will help drive sales for many formula producers, but companies with strong brand loyalty and extensive distribution networks in China will have greater ability to capitalize on such growth as well as to increase prices and pass on higher raw material costs to customers.
  Raw Material Supply and Prices. The per unit costs of producing our formula are subject to the supply and price volatility of raw milk and other raw materials. For example, raw milk prices are affected by fluctuations in production and competition. Historically, we have been able to meet our raw milk supply needs by building our processing facilities close to our milk suppliers. Through our subsidiary Weinan Milkgoat located in Shaanxi Province, we have entered into long-term supply arrangements with local governmental and quasi-governmental authorities pursuant to which we purchase all the goat milk produced by the small collective farms at a price negotiated from time to time by us and the individual farms.

Taxation

United States

Yayi International Inc. is subject to United States federal income tax at a tax rate of 41%. No provision for income taxes in the United States has been made as Yayi International Inc. had no income taxable in the United States.

British Virgin Islands

Milkgoat Industrial was incorporated in the BVI and under the current laws of the BVI, is not subject to income taxes.

PRC

In 2007, the PRC government promulgated the new Enterprise Income Tax Law, or EIT Law, and the relevant implementation rules, which became effective on January 1, 2008. Under the EIT Law and its implementation rules, all domestic and foreign investment companies will be subject to a uniform enterprise income tax at the rate of 25% and dividends from PRC subsidiaries to their non-PRC shareholders will be subject to a withholding tax at a rate of 20%, which is further reduced to 10% by the implementation rules, if the non-PRC shareholder is considered to be a non-PRC tax resident enterprise without any establishment or place within China or if the dividends payable has no connection with the non-PRC shareholder’s establishment or place within China, unless any such non-PRC shareholder’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. In addition, pursuant to the EIT Law, enterprises established under the laws of non-PRC jurisdictions, but whose “de facto management body” is located in the PRC, should be treated as resident enterprises for PRC tax purposes However, it is currently uncertain whether we may be deemed a resident enterprise, or how to interpret whether any income or gain is derived from sources within China. See “Risk Factors - Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to our non-PRC shareholders and us.” If we, as a Delaware company with substantially all of our management located in China, were treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which would have an impact on our effective tax rate.

The EIT Law and the Implementing Rules also imposes a unified EIT of 25% on both foreign invested enterprises and domestic enterprises, effective January 1, 2008. As a result, each of our PRC subsidiaries, Milkgoat China, Weinan Milkgoat, Fuping Milkgoat, and Shaanxi Milkgoat have been subject to a 25% income tax rate in calendar year 2008, 2009, 2010 and 2011.

Results of Operations

Year Ended March 31, 2011 Compared to Year Ended October 31, 2009

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Year Ended
	March 31, 2011	October 31, 2009	change	variance
Net Sales	$26,909,879	$24,845,685	$2,064,194	8.3%
Cost of goods sold	(10,075,452)	(8,025,009)	(2,050,443)	25.6%
Gross profit	16,834,427	16,820,676	13,751	0.1%
Operating expenses
Sales and marketing expenses	(12,353,238)	(5,760,446)	(6,592,792)	114.4%
General and administrative expenses	(4,304,356)	(1,972,190)	(2,332,166)	118.3%
Income from continuing operations	176,833	9,088,040	(8,911,207)	-98.1%
Other income (expenses), net	(1,000,246)	(1,491,027)	490,781	-32.9%
Income tax (expense)	(468,086)	(2,201,032)	1,732,946	-78.7%
Net (loss) income attributable to Yayi International Inc.	(1,291,499)	5,395,981	(6,687,480)	-123.9%

Net Sales. Our net sales are generated from sales of products of premium goat milk formula. Net sales for the fiscal year ended March 31, 2011 were approximately $26.9 million, an increase of 8.3% compared to the fiscal year ended October 31, 2009. This increase was primarily attributable to the increase in the unit sales price, which was offset in part by an increase in the slotting fees offset to revenue as incurred and a decrease in sales volume. The unit sales price increased by 25.2% from $19,260 to $24,111 per ton, mainly due to an upgrade of formula and increased prices of main raw materials. In the first quarter of calendar year 2010, we started to streamline our product portfolio from 58 Store Keeping Units (SKU) to 10 SKU under the “MilkGoat” brand with upgraded formula. In addition, in order to develop infant-maternity stores as a sales channel alongside our commitment to establish our presence in supermarkets, we launched 14 infant-formula products specifically targeting infant-maternity stores in this fiscal year. The slotting fees increased to $5.5 million for the fiscal year ended March 31, 2011 compared to $1.0 million for the fiscal year ended October 31, 2009 mainly due to the expanding sales channels in hypermarkets and supermarkets. The sales volume decreased by 13.5% from 1,290 ton to 1,116 ton mainly due to the time required for the acceptance of the new products by the market.

In late 2010, AQSIQ announced new regulatory measures based on China’s Food Safety Law adopted by the People’s Congress earlier in 2010 requiring all infant milk formula and dairy product companies to submit applications to renew manufacturing licenses by the end of 2010 and to complete the renewal process by the end of March 2011. AQSIQ’s inspections have disrupted our normal manufacturing schedules and the roll out of our supermarket-focused distribution strategy has been slower than expected in the second half of calendar 2010. The distributors were hestitant to order our products after the new regulations were issued, which caused the slower growth of our sales volume than expected during September 2010 to March 2011. We obtained the renewed production licenses on March 31, 2011.

We believe the recent scandal will change the competitive landscape of China’s infant formula market and we expect more visibility after June 2011 when the approval process for new licenses is finalized. In the meantime, we are confident that our dual-pronged approach of developing infant-maternity stores while continuing to execute on our supermarket penetration strategy will build a solid foundation for our future growth momentum and profitability.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

		Year Ended
Product Name		March 31, 2011	October 31, 2009
Goat Milk Powder	Quantity (ton)	1,116	1,290
Products	Unit price	$24,111 $	19,260

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold for the year ended March 31, 2011 was approximately $10.1 million, an increase of 25.6% from the year ended October 31, 2009, primarily due to the giveaways that we distributed to customers for promotion purposes under the "buy two get one free" strategy and the increase in raw milk and added nutrients. The unit cost increased by 45.1%, from $6,221 per ton to $9,027 per ton. Due to the formula upgrading, the unit cost of manufacturing increased by 35.5% from $5,971 per ton to $8,093 per ton. The giveaway cost increased by 223.4% from $0.3 million for the year ended October 31, 2009 to $1.0 million for the year ended March 31, 2011. As a part of our marketing strategy for the new products, our sales people provided free promotional products to the new purchasers of our products.

Gross Profit. Our gross profit is equal to the difference between our net sales and the cost of goods. Gross profit for the 2011 fiscal year was approximately $16.8 million, an increase of 0.1% compared to the fiscal year ended October 31, 2009. Our gross margin for the fiscal year 2011 decreased to 62.6% from 67.7% for the fiscal year ended October 31, 2009. The decrease in gross margin is mainly due to the increase in slotting fees paid to supermarkets, giveaway costs and raw material prices.

Operating expenses. Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating and administrative expenses for the fiscal year ended March 31, 2011 increased by approximately $8.9 million to $16.7 million or 115.4% from the fiscal year ended October 31, 2009. The following is a discussion of the reasons for this increase broken down by category of operating expense:

Sales and marketing expenses.For the fiscal year 2011, sales and marketing expenses increased approximately 114.4% to $12.4 million from $5.8 million for the fiscal year ended October 31, 2009. The increase was a combined result of an increase in temporary promoter’s salaries, promotional and advertising expenses. Promotional expenses were approximately $6.2 million for the fiscal year ended March 31, 2011, an increase of 210.0% compared with $2.0 million for the fiscal year ended October 31, 2009, which is mainly due to our sales road show program organized across 23 provinces and municipalities for the new products. Advertising expenses were approximately $2.1 million for the fiscal year ended March 31, 2011, an increase of 312.1% compared with $0.5 million for the fiscal year ended October 31, 2009. The primary reason for the increase was that we launched our new television advertisement campaign in CCTV to promote the new product portfolio nationwide. The television commercials started airing on January 1, 2010 on China Central Television Channel, which is generally considered one of the most valuable channels in China. Temporary promoter’s salaries increased 75.2% from 1.7 million to 2.9 million compared with the fiscal year ended October 31, 2009, which mainly due to expanding sales channels in supermarkets this fiscal year. In the second half of 2009, we spent $0.4 million to engage Trout & Partners, a U.S.-based marketing strategy consultancy with a strong presence in China, to assist us in refining our product positioning and marketing strategy. Trout & Partners has a proven track record in China of transforming regional Chinese brands into nationally recognized names. We believe that our investment in sales and marketing for building our "Milkgoat" brand as well as further strengthening our distribution capability will bring substantial and tangible benefits in the long term.

General and administrative expenses. General and administrative expenses for the fiscal year ended March 31, 2011 increased by 118.3% to $4.3 million from $2.0 million for the fiscal year ended October 31, 2009. It was primarily attributable to $1.1 million for the stock options granted to key employees and certain directors in June 2010, as well as the increased compensation of $0.7 million for the current and new senior managers and executives.

Other income/(expenses). Our other income (expenses) consists primarily of change in fair value of derivative liabilities, interest and amortization of deferred debt issuance cost. Other expenses for the fiscal year ended March 31, 2011 was approximately $1.0 million, decreased by approximately $0.5 million compared to the fiscal year ended October 31, 2009. This decrease was a combined result of an increase income of $2.8 million for the fair value of derivative liabilities related to the $8.92 million convertible notes, the decrease expenses of $0.1 million for liquidated damages arising from the registration rights agreement settlement in November 2009 and modification expense of Series A and D warrants in December 2009, offset by an increase expense of $0.4 million in amortization of deferred financing costs and debt discount, an increased expense of $0.2 million for make good shares and $0.3 million registration penalties related to $8.92 million convertible notes, an increase of $1.5 million in interest expenses for $15 million Series A Preferred Stock.  See Note 20 to the Consolidated Financial Statements for our accounting treatment of Series A Preferred Stock.

Income Tax. Our income tax expenses for the fiscal year ended March 31, 2011 decreased by 78.7%, from approximately $2.2 million for the fiscal year ended October 31, 2009, to approximately $0.5 million. The decrease was primarily attributable to decrease in income before tax in the year ended March 31, 2011.

Net Income (Loss). As a result of the factors described above, net loss was approximately $1.3 million for the fiscal year ended March 31, 2011 as compared to net income of $5.4 million for the fiscal year ended October 31, 2009.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $13.4 million and working capital of approximately $9.7 million.

We intend to, and are in the process of, expanding our administrative and production facilities to meet our current needs and anticipated increased demand for our products. In connection therewith, we plan to spend approximately $8.0 million during the eighteen months ending September 30, 2012 ($3.4 million during the fiscal year ending March 31, 2012 and $4.6 million during the six months ending September 30, 2012. The $8.0 million in capital expenditure is expected to be mainly used for the following items:

  the purchase of machineries and equipment for the new powder processing plant in Weinan, Shaanxi and machineries and equipment in Fuping, Shaanxi with the capital expenditure of $3.1 million;
  the purchase of livestock, the construction of goat farms and goat milk collection stations in an amount of $0.5 million;
  the packing equipment purchase and renovation of the office and staff apartment building in Jinghai, Tianjin in an amount of $4.2 million; and the purchase of information technology equipment and systems in an amount of $0.2 million.

On July 30, 2010, Milkgoat China renewed a loan of RMB 10,000,000 (approximately $1,469,000) from Shanghai Pudong Development Bank, Tianjin Branch, or Pudong Bank, for use as working capital. The loan has an annual interest rate of 6.372% and the interest must be paid on a quarterly basis on the 20th of the last month of each quarter. Under the terms of the loan agreement, Milkgoat China is subject to customary affirmative and negative covenants. The loan may be accelerated and Pudong Bank may demand immediate payment of the principal and accrued interest upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy.

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

On November 8, 2010, Milkgoat China entered into a non-committed short term revolving facility agreement with CITI Bank (China) Co., Ltd, Tianjin Branch, or Citi Bank, pursuant to which, Citi Bank agreed to make available to Milkgoat China a RMB 8 million (approximately $1,217,637) revolving credit facility to purchase raw materials and for working capital purposes. A separate agreement will be entered into each time as advance is made under the credit facility. The term of each advance is up to three months. The interest rate on each advance will be memorialized in the separate agreement. Tianjin Mengyang Biotechnology Co., Ltd., Fung Shek and Li Liu acted as guarantors under this agreement. As of March 31, 2011, no advance had been made.

On January 6, 2011, Milkgoat China entered into a working capital loan agreement with Bank of Beijing. Pursuant to the short-term loan agreement, Bank of Beijing agreed to loan to the Company an aggregate RMB 10,000,000 (approximately $1,489,880) for the use as working capital. The loan has a monthly interest rate of 0.5084% and the interests must be paid on a quarterly basis on the 20th of the last month of each quarter. The loan expires on January 5, 2012 but can be renewed upon the written consent by Bank of Beijing. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and Bank of Beijing. may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy.

On June 10, 2011, Milkgoat China renewed a loan agreement with Tianjin Rural Commercial Bank for RMB30,000,000 (approximately $4,566,140). The annual interest rate is 7.572% and the loan is due on June 9, 2012. The loan is guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.

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

The following table summarizes information about our net cash flows for the periods as indicated.

	Years Ended
	March 31, 2011	October 31, 2009

Net cash (used in) provided by operating activities	$(1,181,337)	$6,534,843
Net cash (used in) investing activities	(1,765,867)	(12,400,482)
Net cash provided by financing activities	11,359,250	15,360,090
Net increase in cash and cash equivalent	$8,632,715	$9,476,935

Operating Activities:

Net cash used in operating activities for the fiscal year ended March 31, 2011 was approximately $1.2 million compared to net cash provided by operating activities of approximately $6.5 million for the fiscal year ended October 31, 2009. Net cash used in operating activities for the fiscal year ended March 31, 2011 was mainly attributable to the net loss from operations of approximately $1.3 million, non-cash items not affecting cash flows of $2.0 million and an approximately $1.9 million increase in working capital. The changes in working capital for the fiscal year ended March 31, 2011 was primarily related to a $1.0 million increase in accounts receivable reflecting extended credit term for new products promotion. We increased goat milk powder production to meet expected sales demand, which resulted in a $1.2 million increase in inventory and a $0.2 million increase in accounts payables. We increased bank’s acceptance bills paid to our suppliers instead of paying by cash in bank directly during the three months ended March 31, 2011, which resulted in a $1.0 million increase in restricted cash and a $0.5 million increase in notes payables. There was a $0.8 million decrease in advance to suppliers due to the decrease in the prepayment for CCTV advertising expenses and the prepayment for packaging materials. We issued $8.92 million convertible notes in September 2010, which caused $0.4 million increase in restricted cash that should be left in the escrow account and $0.4 million increase in other payables due to the accrued interest expenses.

Net cash provided by operating activities for the fiscal year ended October 31, 2009 was mainly attributable to the net income of $5.4 million, non-cash items not affecting cash flows of $0.8 million and a $0.3 million decrease in working capital.

Investing Activities:

Net cash used in investing activities for the fiscal year ended March 31, 2011 was approximately $1.8 million, a decrease of approximately $10.6 million from the fiscal year ended October 31, 2009. The change was mainly caused by the fact that the prepayment of $9.9 million for the construction of Jinghai fortifying plant; $1.8 million for the prepayment of Jinghai equipment during the fiscal year ended October 31, 2009, while we did not make similar payments during the fiscal year ended March 31, 2011. During the fiscal year ended March 31, 2011, there was also an increase in capital expenditures of approximately $1.8 million, among which $0.6 million for Shaanxi new processing plant, $0.5 million for the prepayment of production equipment for the new fortifying plant in Jinghai, Tianjin; $0.7 million for Tianjin and Fuping production facilities upgrading related to our production licenses renewal.

Financing Activities:

Net cash provided by financing activities for the fiscal year ended March 31, 2011 was approximately $11.4 million compared to approximately $15.4 million of net cash provided by these activities during the fiscal year ended October 31, 2009. The change is primarily attributable to the $8.9 million gross proceeds from the convertible debt transaction closed on September 27, 2010, compared with $15.0 million gross proceeds from the private placement transaction closed in June 2009. In addition, the net cash provided by bank loans increased by $2.5 million for the fiscal year ended March 31, 2011 compared with the fiscal year ended October 31, 2009.

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

Critical Accounting Policies and Estimates

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

Recent Accounting Pronouncements

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

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (ASC Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. This standard will be adopted as of April 1,2011 and the adoption of this standard will not have a material impact to the financial statements.

In December 2010,FASB issued ASU No.2010-29 Business Combinations(Topic 805):Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.The Company intends to adopt the disclosure requirements for any business combinations after April 1, 2011. The adoption of this standard will not have any material impact to the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated audited financial statements for the year ended March 31, 2010, the five-month period ended March 31, 2010 and the year ended October 31, 2009 together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1 of this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Li Liu and Ms. Veronica Jing Chen, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Li Liu and Ms. Veronica Jing Chen concluded that as of March 31, 2011, our disclosure controls and procedures were not effective due to the significant deficiencies in our internal control over financial reporting for the period as disclosed below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on that evaluation, our management concluded that our internal controls over financial reporting as of March 31, 2011 were not effective due to the following significant deficiencies:

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

In order to correct the foregoing significant deficiencies, during the fiscal year 2011, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

  We have engaged a third party professional consultant, as announced on November 17, 2009, to assist us in assessing, improving and monitoring our internal control over financial reporting. We have been actively working with the external consultant to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting. As of March 31, 2011, they have completed the control tests and another round of control tests is expected to be conducted by November 2011.
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

In connection with the above remediation measures, we agreed to pay the third party professional consultant a service fee of approximately RMB0.7 million (approximately $0.11 million) for their assistance in the improvement of our internal control over financial reporting. In addition, we hired five more staff to work in our Sarbanes-Oxley Act compliance department with an aggregate monthly salary of RMB17, 980 (approximately $2,700).

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

Except as described above, during the fourth quarter of fiscal year ended March 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Li Liu	52	Chairperson, CEO and President
Fung Shek	55	Director and Vice President
Cili Yan	52	Director
Veronica Jing Chen	45	Chief Financial Officer
Kenneth Jue Lee	43	Director
Gang Sheng	37	Director

Li Liu. Ms. Liu has been our Chairwoman, CEO and President since the completion of the reverse acquisition of Charleston on June 6, 2008. Ms. Liu has also served as Chairwoman and General Manager of Milkgoat China since 1994. Ms. Liu has extensive experience in operational management and business development. Ms. Liu graduated with a medical degree from Tianjin Medical University in 1983 and received her Executive MBA from Tshinghua University, China in September 2006.

Fung Shek. Mr. Shek became our director and Vice President on June 6, 2008. Mr. Shek has served as a Deputy General Manager of Milkgoat China since 2000. As Deputy General Manager, he is responsible for Milkgoat China’s sales network and market development. He was formerly a Director of Sales at P&G Taiwan. Mr. Shek graduated from University of Massachusetts Boston.

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

Ms. Li Liu

  Leadership and Management experience – founder of Milkgoat China and has been Milkgoat China’s Chairwoman since 1994 and the Company’s Chairwoman since 2008
  Education background – Medical degree from Tianjin Medical University and Executive MBA from Tsinghua University

Mr. Fung Shek

  Leadership and Management experience – has served as a Deputy General Manager of Milkgoat China since 2000 and the Company’s director and Vice President since 2008
  Education background – graduated from University of Massachusetts Boston

Ms. Cili Yan

• Leadership and Management experience – has been the Company’s director since 2008

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
  Education background - Bachelor’s degree in Economics from Renmin University of China and MBA degree from Peking University.

Significant Employees

In addition to the foregoing named officers and directors, the following employee is also key to our business and operations:

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2011 fiscal year.

Code of Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all employees, officers and directors of us. The code of ethics addresses, among other things, ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, FCPA compliance and reporting of violations of the code. A copy of the code of business conduct and ethics was filed as Exhibit 14.1 to our Current Report on Form 8-K on January 28, 2011 and will be made available on our website, www.milkgoatchina.com as soon as possible. Any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver.

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

ITEM 11. EXECUTIVE COMPENSATION.
Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

		Salary	Bonus	Total
Name and Principal Position	Period	($)	($)	($)
Li Liu, CEO and President	Year Ended March 31, 2011	76,102	-	76,102
	Year Ended March 31, 2010	65,827	-	65,827

Veronica Jing Chen, CFO(1)	Year Ended March 31, 2011	121,764	-	121,764
	Year Ended March 31, 2010	9,752	-	9,752

(1) Ms. Chen became our Chief Financial Officer on February 24, 2010.

Narrative Disclosure to Executive Compensation

Our indirect subsidiary Milkgoat China entered into the following employment agreements with our executive officers:

Milkgoat China entered into an employment agreement with our CEO and President, Ms. Li Liu. Ms. Liu’s employment agreement has a three-year term beginning on June 1, 2009 and ending on June 30, 2012. Ms. Liu’s employment agreement provides for an annual salary of RMB 450,000 (approximately $65,828). Ms. Liu is subject to customary non-competition and confidentiality covenants under the agreement. The employment agreement does not entitle Ms. Liu to severance payments or payments following a change in control. On June 1, 2010, Milkgoat China entered into a supplemental employment agreement with Ms. Liu, pursuant to which, effective on June 1, 2010, Ms. Liu's annual compensation was increased to RMB 510,000 (approximately $75,000).

Milkgoat China entered into an employment agreement with our Vice President Mr. Fung Shek. Mr. Shek’s employment agreement has a three-year term beginning on June 1, 2009 and ending on June 30, 2012. Mr. Shek’s employment agreement provides for an annual salary of RMB 350,000 (approximately $51,200). Mr. Shek is subject to customary non-competition and confidentiality covenants under the agreement. The employment agreement does not entitle Mr. Shek to severance payments or payments following a change in control.

Milkgoat China entered into an employment agreement with our CFO, Ms. Veronica Jing Chen. Ms. Chen’s employment agreement is for three years commencing on February 24, 2010 and terminating on February 23, 2013. Ms. Chen’s employment agreement provides for an annual salary of RMB 800,000 (approximately $121,764). Ms. Chen is subject to customary non-competition and confidentiality covenants under the agreement. The employment agreement does not entitle Ms. Chen to severance payments or payments following a change in control.

Outstanding Equity Awards at Fiscal Year End

On May 31, 2010, we entered into separate Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan Award Agreements, or the Option Agreements, with each of Ms. Veronica Jing Chen and Mr. Fung Shek. Under the terms of the Option Agreements, we agreed to grant a stock option, at an exercise price at $2.25 per share, to each of Ms. Chen and Mr. Shek for the purchase of 250,000 shares of Common Stock and 106,000 shares of Common Stock, respectively. According to the Option Agreements, 25% of the option granted to each of Ms. Chen and Mr. Shek will vest on the first anniversary of the grant date, and the balance will vest in equal quarterly installments over the next three years on the last day of each quarter, subject to Ms. Chen's and Mr. Shek's continuing employment with us through these dates.

The following table sets forth information concerning the fiscal 2011 year-end value of unexercised options for Mr. Fung Shek and Ms. Veronica Jing Chen. No other executive officers received unexercised options or stock that has not vested or equity incentive plan awards that remained outstanding as of the end of the fiscal year 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Fung Shek	0	106,000	0	2.25	5/31/2020
Veronica Jing Chen	0	250,000	0	2.25	5/31/2020

Compensation of Directors

Except as disclosed below, no member of our board of directors received any compensation for his or her service as a director during the fiscal year ended March 31, 2011.

On June 11, 2010, we entered into an Option Agreement with Mr. Kenneth Lee. Under the terms of the Option Agreement, we granted a stock option, at an exercise price at $0.98 per share, to Mr. Lee for the purchase of 707,992 shares of Common Stock of the Company. According to the Option Agreement, the option will fully vest after six months from the grant date. Pursuant to the employment arrangement between Mr. Lee and SAIF, Mr. Lee is deemed to hold such option for the benefit of SAIF.

Non-Equity
	Fees Earned or	Stock	Option	Incentive Plan	All Other
	Paid in Cash	Awards	Awards	Compensation	Compensation	Total
Name	($)	($)	($)	($)	($)	($)

Kenneth Jue Lee	-	-	951,315	-	-	951,315

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our Common Stock as of June 28, 2011 (i) by each person who is known by us to beneficially own more than 5% of our voting securities; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Yayi International Inc., No. 9 Xingguang Road, Northern Industrial Park of Zhongbei Town, Xiqing District, Tianjin 300384, China.

		Shares Beneficially Owned(1)
		Common Stock(2)		Series A Preferred Stock(3)		% Total
			% of		% of	Voting
Name & Address of Beneficial Owner	Office, If Any	Shares	Class	Shares	Class	Power(4)
Directors and Officers
Li Liu	Chairperson, CEO & President	15,024,725(5)(6)	56.8%	0	*	36.0%
Veronica Jing Chen	Chief Financial Officer	0	*	0	*	*
Fung Shek	Director	15,024,725(5)(6)	56.8%	0	*	36.0%
Cili Yan	Director	1,000,160	3.8%	0	*	2.4%
Kenneth Jue Lee	Director	707,992(7)	2.6%	0	*	1.7%
Gang Sheng	Director	0	*	0	*	*
All Officers and Directors as a group (6 persons named above)		16,732,877	63.2%	0	*	40.1%
5% Security Holders
		Shares Beneficially Owned(1)
		Common Stock(2)		Series A Preferred Stock(3)		% Total
			% of		% of	Voting
Name of Beneficial Owner	Office, If Any	Shares	Class	Shares	Class	Power(4)
Global Rock Stone Industrial Ltd.		15,024,725(5)(6)	56.8%	0	*	36.0%
SAIF Partners III L.P.		707,992(7)(8)	2.6%	1,530,612(9)	100%	38.3%
Andrew Y. Yan		707,992(7)(8)	2.6%	1,530,612(9)	100%	38.3%

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

(2)	Based on 26,454,558 shares of Common Stock issued and outstanding as of June 28, 2011.

(3)

Based on 1,530,612 shares of Series A Preferred Stock issued and outstanding as of June 28, 2011. Shares of Series A Preferred Stock are convertible, at the option of the holder thereof, at any time, into Common Stock on a 1-to-10 basis. Holders of Series A Preferred Stock vote with the holders of Common Stock on all matters on an as-converted to Common Stock basis. See “Description of Securities – Preference Shares” below for more information regarding our Series A Preferred Stock.

(4)

Percentage of Total Capital Stock represents total ownership with respect to all shares of our Common Stock and Series A Preferred Stock, as a single class and on an as-converted to Common Stock basis.

(5)	Including 15,024,725 shares of Common Stock indirectly held by her spouse, Mr. Fung Shek.

(6)

Includes 15,024,725 shares of Common Stock held by Global Rock. Mr. Shek is the sole shareholder and sole director of Global Rock and has voting and dispositive power over the shares held by Global Rock. Pursuant to a stock pledge agreement, dated April 30, 2010, between Global Rock and SAIF Partners III L.P., or SAIF, Global Rock pledged 13,024,725 shares of Common Stock of the Company as security for certain obligations of the Company. In addition, pursuant to the Make Good Escrow Agreement, dated September 27, 2010, Global Rock placed a total of 669,000 shares held by it into escrow that may be released to the investors in the event we do not meet the performance thresholds for the fiscal years 2011 and 2012 required in the Make Good Escrow Agreement. The remaining 14,355,725 shares of Common Stock owned by Global Rock are subject to a lock up agreement with Euro Pacific, dated September 27, 2010 for a 90-day lock up period.

(7)

Includes an option to acquire 707,992 shares of Common Stock granted to Mr. Lee under our 2010 Employee Stock Option and Stock Award Plan, dated June 11, 2010. The option will fully vest after six months from the grant date. Because Mr. Lee is an employee of SAIF and pursuant to the employment arrangement between Mr. Lee and SAIF, Mr. Lee is deemed to hold the reported option for the benefit of SAIF, and must exercise the option solely upon the direction of SAIF, which is entitled to the shares issued upon exercise. SAIF may be deemed the indirect beneficial owner of the option and Mr. Lee may be deemed the indirect beneficial owner of the option through his employment arrangement with SAIF. Mr. Lee disclaims beneficial ownership of the option except to the extent of his pecuniary interest therein.

(8)

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2011 for each category of our equity compensation plan:

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,521,092(2)	$1.66	838,882
Equity compensation plans not approved by security holders	_	_	_
Total

(1)

On May 31, 2010, our Board of Directors adopted the Plan. Up to 2,359,974 shares of common stock of the Company, (subject to adjustment as described in the Plan) may be issued under the Plan. The Plan permits the grant of Nonqualified Stock Options, Restricted Stock, and Incentive Stock to employees, officers, directors, and consultants of the Company and its subsidiaries. The Plan was approved by our shareholders on May 25, 2011.

(2)	Including options granted to our officers, director and certain employees under the Plan.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2010 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 Executive Compensation).

  We have borrowed money from time to time from Li Liu, our chief executive officer. Such borrowings do not bear interest, are unsecured and have no stated maturity date. As of March 31, 2011, we owed her $3,531,966 in connection with these borrowings.
  On June 18, 2009, we entered into separate indemnification agreements with each of our directors, Mr. Kenneth Lee and Mr. Gang Sheng, or the Indemnification Agreements. Under the terms of the Indemnification Agreements, the Company agreed to indemnify each of Messrs. Lee and Sheng against expenses, judgments, fines, penalties or other amounts paid or incurred by them in connection with any proceeding unless Mr. Lee or Mr. Sheng committed (i) acts of active and deliberate dishonesty, (ii) with actual dishonest purpose and intent, and (iii) which acts were material to the cause of action so adjudicated.
  On April 30, 2010, we entered into a loan agreement with SAIF, or the Loan Agreement, pursuant to which the Company borrowed $3.0 million from SAIF. The loan has an interest rate of twelve percent (12%) per annum, calculated on the basis of the actual number of days elapsed during the relevant period and a 360- day year. In addition, the entire principal amount of the loan and any accrued interest on the loan shall become fully due and payable on the date that is the earlier to occur of (i) the date that is six (6) months after the release of the principal of the loan, unless extended in the sole discretion of SAIF; and (ii) the acceleration of the maturity of the loan upon the occurrence of an Event of Default (as defined in the Loan Agreement), without further action on the part of SAIF. On the same day, to secure repayment by the Company of the loan, the Company’s major shareholder, Global Rock executed in favor of SAIF a stock pledge agreement, pursuant to which Global Rock pledged 13,024,725 shares of Common Stock of the Company as security for the obligations of the Company under the Loan Agreement. The loan was paid off on September 30, 2010.

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

Parents of the Company

Global Rock currently owns 56.8% of the outstanding common stock of Yayi International Inc.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the indicated periods:

	Year Ended	Year Ended
	March 31, 2011	October 31, 2009
Audit fees(1)	$189,000	$176,200
Audit-related fees(2)	69,230	6,000
Tax fees
All other fees	5,000

Total	$263,230	$182,200

(1)

“Audit Fees” consisted of the aggregate fees billed or accrued for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

(2)

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved all of the audit and non-audit service performed by Morison Cogen LLP for our consolidated financial statements as of and for the year ended March 31, 2011.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1

Agreement and Plan of Merger by and among Ardmore, Ardmore Acquisition Corp, Tryant LLC and Charleston Industrial Ltd. [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

3.1	Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

3.2	Amended and Restated Bylaws of the Company adopted on November 27, 2010 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2010].

3.3

Amended and Restated Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on July 20, 2010 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 23, 2010].

4.1	Form of 9% Convertible Promissory Note [incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on March 2, 2011].

4.2	Form of Series A Warrant [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

4.3	Form of Series B Warrant [incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

4.4	Form of Series C Warrant [incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

4.5	Form of Series D Warrant [incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

4.6	Form of Series E Warrant [incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

4.7	Form of Series F Common Stock Purchase Warrant [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2010].

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

10.5

Project Construction Contract between Tianjin Yayi Industrial Co., Ltd. and the People’s Government of Linwei District, Weinan City [incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

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

10.19	Form of Indemnification Agreement [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 19, 2009].

10.20

Termination and Release Agreement, by and among the Company, Global Rock and Allied Merit, dated July 8, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2009].

10.21

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

10.25

Project Installation Agreement, by and between Shaanxi Milkgoat and Heilongjiang Tianhong, dated October 28, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2009].

10.26

Form of Settlement Agreement, by and among the Company and the Investors, dated November 24, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-Kfiled on December 1, 2009].

10.27

English Translation of Employment Agreement, dated February 24, 2010, by and between TianjinYayi Industrial Co. Ltd. and Veronica Chen [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2010].

10.28

Loan Agreement, by and between the Company and SAIF Partners III L.P., dated April 30, 2010 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010].

10.29	Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2010].

10.30

Form of Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan Award Agreement [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2010].

10.31

English Translation of Supplemental Employment Agreement, dated June 1, 2010, by and between Tianjin Yayi Industrial Co. Ltd. and Li Liu [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2010].

10.32

English Translation of Licensing Agreement, dated April 10, 2001, by and among Tianjin Yayi and Taiwan Richlink [incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on June 29, 2010].

10.33

English Translation of Supplemental Agreement, dated June 12, 2009, by and among Tianjin Yayi, Taiwan Richlink Enterprise Company Ltd. and Li Liu [incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on June 29, 2010].

10.34

English Translation of Supplemental Agreement, dated June 12, 2009, by and between Tianjin Yayi and Tianjin Mengyang [incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on June 29, 2010].

10.35

English Translation of Form of Loan Agreement, dated June 3, 2010, by and between Tianjin Yayi Industrial Co. Ltd. and Tianjin Rural Cooperative Bank, Kexin Branch [incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on June 29, 2010].

10.36

English Translation of Shanghai Pudong Development Bank Working Capital Loan Agreement, dated July 30, 2010, by and between Tianjin Yayi and Shanghai Pudong Development Bank, Tianjin Branch [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010].

10.37

English Translation of Purchase Agreement, dated May 24, 2010, by and between Tianjin Yayi and Tianjin Jinhongji Import & Export Trading Co., Ltd [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010].

10.38

English Translation of Construction Agreement, dated May 25, 2010, by and between Tianjin Yayi and Tianjin Jinghai Power Co., Ltd. [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010].

10.39

English Translation of Agreement on GMP Cleaning Workshop Installation, dated May 26, 2010, by and between Tianjin Yayi and Tianjin Jinquan Co., Ltd. [incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010].

10.40

Form of Securities Purchase Agreement, dated September 27, 2010, by and among the Company, the Investors and Euro Pacific Capital, Inc. as representative of the Investors [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2010].

10.41

Make Good Escrow Agreement, dated September 27, 2010, by and among the Company, Global Rock Stone Industrial Ltd, Euro Pacific Capital, Inc. and Escrow, LLC [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2010].

10.42

Form of Registration Rights Agreement, dated September 27, 2010, by and among the Company, the Investors and Euro Pacific Capital, Inc. as representative of the Investors [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2010].

10.43

Closing Escrow Agreement, dated September 27, 2010, by and among the Company, Euro Pacific Capital, Inc. and Escrow, LLC [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2010].

10.44

English Translation of Employment Agreement, dated May 21, 2009, by and between Tianjin Yayi Industrial Co., Ltd. and Li Liu [incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 filed on March 2, 2011]..**

10.45

English Translation of Employment Agreement, dated May 21, 2009, by and between Tianjin Yayi Industrial Co., Ltd. and Fung Shek [incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 filed on March 2, 2011].**

10.46

Working Capital Loan Agreement, dated November 4, 2010, between Tianjin Yayi and Tianjin Bank, Shaoxing Dao Branch. [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2010].

10.47	English Translation of Form of Raw Goat Milk Supply Agreement [incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1 filed on March 2, 2011].

10.48

English Translation of Construction Agreement, dated June 16, 2011, between Shaanxi Milkgoat Dairy Co., Ltd and China Tenth Metallurgical Group Corporation [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2011].

10.49	English Translation of Working Capital Loan Agreement, dated June 10, 2011, between Milkgoat (China) Goat Dairy Co., Ltd. and Tianjin Rural Commercial Bank, High-Tech Branch.*

14.1	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 28, 2011]

21	Subsidiaries of the registrant*

23.1	Consent of Morison Cogen LLP, Independent Registered Public Accounting Firm.*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.
**Represents management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: June 29, 2011

YAYI INTERNATIONAL INC.

By:	/s/ Li Liu
Li Liu
Chief Executive Officer

By:	/s/ Veronica Jing Chen
Veronica Jing Chen
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Li Liu as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Title	Date

/s/ Li Liu	Chairperson, Chief Executive Officer and President	June 29, 2011
Li Liu	(Principal Executive Officer)

/s/ Veronica Jing Chen	Chief Financial Officer	June 29, 2011
Veronica Jing Chen	(Principal Financial and Accounting Officer)

/s/ Fung Shek	Director and Vice President	June 29, 2011
Fung Shek

/s/ Cili Yan	Director	June 29, 2011
Cili Yan

/s/ Kenneth Jue Lee	Director	June 29, 2011
Kenneth Jue Lee

/s/ Gang Sheng	Director	June 29, 2011
Gang Sheng

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger by and among Ardmore, Ardmore Acquisition Corp, Tryant LLC and Charleston Industrial Ltd. [incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

3.1	Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

3.2	Amended and Restated Bylaws of the Company adopted on November 27, 2010 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 2, 2010].

3.3

Amended and Restated Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on July 20, 2010 [incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 23, 2010].

4.1	Form of 9% Convertible Promissory Note [incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on March 2, 2011].

4.2	Form of Series A Warrant [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

4.3	Form of Series B Warrant [incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

4.4	Form of Series C Warrant [incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 12, 2008].

4.5	Form of Series D Warrant [incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

4.6	Form of Series E Warrant [incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on September 22, 2008].

4.7	Form of Series F Common Stock Purchase Warrant [incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2010].

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

10.19	Form of Indemnification Agreement [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 19, 2009].

10.20

Termination and Release Agreement, by and among the Company, Global Rock and Allied Merit, dated July 8, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2009].

10.21

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

10.25

Project Installation Agreement, by and between Shaanxi Milkgoat and Heilongjiang Tianhong, dated October 28, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2009].

10.26

Form of Settlement Agreement, by and among the Company and the Investors, dated November 24, 2009 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-Kfiled on December 1, 2009].

10.27

English Translation of Employment Agreement, dated February 24, 2010, by and between TianjinYayi Industrial Co. Ltd. and Veronica Chen [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2010].

10.28

Loan Agreement, by and between the Company and SAIF Partners III L.P., dated April 30, 2010 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2010].

10.29	Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2010].

10.30

Form of Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan Award Agreement [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2010].

10.31

English Translation of Supplemental Employment Agreement, dated June 1, 2010, by and between Tianjin Yayi Industrial Co. Ltd. and Li Liu [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2010].

10.32

English Translation of Licensing Agreement, dated April 10, 2001, by and among Tianjin Yayi and Taiwan Richlink [incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on June 29, 2010].

10.33

English Translation of Supplemental Agreement, dated June 12, 2009, by and among Tianjin Yayi, Taiwan Richlink Enterprise Company Ltd. and Li Liu [incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on June 29, 2010].

10.34

English Translation of Supplemental Agreement, dated June 12, 2009, by and between Tianjin Yayi and Tianjin Mengyang [incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on June 29, 2010].

10.35

English Translation of Form of Loan Agreement, dated June 3, 2010, by and between Tianjin Yayi Industrial Co. Ltd. and Tianjin Rural Cooperative Bank, Kexin Branch [incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on June 29, 2010].

10.36

English Translation of Shanghai Pudong Development Bank Working Capital Loan Agreement, dated July 30, 2010, by and between Tianjin Yayi and Shanghai Pudong Development Bank, Tianjin Branch [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010].

10.37

English Translation of Purchase Agreement, dated May 24, 2010, by and between Tianjin Yayi and Tianjin Jinhongji Import & Export Trading Co., Ltd [incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010].

10.38

English Translation of Construction Agreement, dated May 25, 2010, by and between Tianjin Yayi and Tianjin Jinghai Power Co., Ltd. [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010].

10.39

English Translation of Agreement on GMP Cleaning Workshop Installation, dated May 26, 2010, by and between Tianjin Yayi and Tianjin Jinquan Co., Ltd. [incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2010].

10.40

Form of Securities Purchase Agreement, dated September 27, 2010, by and among the Company, the Investors and Euro Pacific Capital, Inc. as representative of the Investors [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2010].

10.41

Make Good Escrow Agreement, dated September 27, 2010, by and among the Company, Global Rock Stone Industrial Ltd, Euro Pacific Capital, Inc. and Escrow, LLC [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2010].

10.42

Form of Registration Rights Agreement, dated September 27, 2010, by and among the Company, the Investors and Euro Pacific Capital, Inc. as representative of the Investors [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2010].

10.43

Closing Escrow Agreement, dated September 27, 2010, by and among the Company, Euro Pacific Capital, Inc. and Escrow, LLC [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 1, 2010].

10.44

English Translation of Employment Agreement, dated May 21, 2009, by and between Tianjin Yayi Industrial Co., Ltd. and Li Liu [incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 filed on March 2, 2011]..**

10.45

English Translation of Employment Agreement, dated May 21, 2009, by and between Tianjin Yayi Industrial Co., Ltd. and Fung Shek [incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 filed on March 2, 2011].**

10.46

Working Capital Loan Agreement, dated November 4, 2010, between Tianjin Yayi and Tianjin Bank, Shaoxing Dao Branch. [incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2010].

10.47	English Translation of Form of Raw Goat Milk Supply Agreement [incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1 filed on March 2, 2011].

10.48

English Translation of Construction Agreement, dated June 16, 2011, between Shaanxi Milkgoat Dairy Co., Ltd and China Tenth Metallurgical Group Corporation [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2011].

10.49	English Translation of Working Capital Loan Agreement, dated June 10, 2011, between Milkgoat (China) Goat Dairy Co., Ltd. and Tianjin Rural Commercial Bank, High-Tech Branch.*

14.1	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 28, 2011]

21	Subsidiaries of the registrant*

23.1	Consent of Morison Cogen LLP, Independent Registered Public Accounting Firm.*

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.
**Represents management contract or compensatory plan or arrangement.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss)	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Yayi International Inc.

We have audited the accompanying consolidated balance sheets of Yayi International Inc. (“the Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the year ended March 31, 2011, the five-month period ended March 31, 2010 and the year ended October 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the year ended March 31, 2011, the five-month period ended March 31, 2010 and the year ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/Morison Cogen LLP
Bala Cynwyd, Pennsylvania
June 29, 2011

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31 2011	March 31 2010

ASSETS
Current assets:
Cash and cash equivalents	$13,360,392	$4,727,677
Restricted cash	1,412,404	28,314
Accounts receivable, net of allowances of $72,036 and $53,771	4,776,780	3,530,937
Other receivable, net of allowances of $43,230 and $22,833	574,383	598,170
Inventories, net of allowances of $0 and $0	3,885,481	2,561,265
Prepaid expenses	309,894	121,523
Land use rights - current portion	19,611	18,847
Advances	900,033	1,560,743
Deferred tax asset – current portion	374,124	-
Deferred financing cost - current portion	159,496	-
Total current assets	25,772,598	13,147,476

Property, plant and equipment, net	8,063,507	6,505,130
Livestock, net	563,402	659,584
Goodwill	289,643	278,372
Land use rights	942,939	923,525
Advances on property, plant and equipment	19,063,439	17,816,135
Deferred tax asset	31,225	472,889
Deferred financing cost	867,552	-

Total assets	$55,594,305	$39,803,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$10,654,328	$6,704,406
Accounts payable	884,407	662,120
Other payable and accrued expenses	3,172,782	1,257,185
Advance from customers	90,232	141,136
Income and other tax payable	1,214,494	1,338,194
Accrued sales return	-	45,503
Long term loans - current portion	17,697	40,823
Total current liabilities	16,033,940	10,189,367

Long-term liabilities:
Due to shareholders	5,450,233	5,312,801
Derivative liabilities	1,776,400	-
Convertible notes, net of discount of $3,858,839 and $0	5,061,161	-
Accrued expenses - non current portion	473,283	-
Long-term loans	-	17,009
	12,761,077	5,329,810

Total liabilities	28,795,017	15,519,177

Commitments and contingencies (Note 18)	-	-

PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	15,745,165	14,264,871

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 26,454,558 and 26,387,728 shares issued and outstanding, respectively	26,454	26,387
Additional paid-in capital	5,840,290	4,721,337
Statutory surplus reserve fund	1,142,397	1,142,397
Retained earning	2,529,601	3,821,100
Accumulated other comprehensive income	1,515,381	307,842

Total stockholders’ equity	11,054,123	10,019,063

Total liabilities and stockholders' equity	$55,594,305	$39,803,111

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended March 31,	Five months ended March 31,		Year ended October 31,
	2011	2010	2009	2009
			(unaudited)
Net sales	$26,909,879	$6,085,193	$9,283,420	$24,845,685

Cost of goods sold	(10,075,452)	(2,369,642)	(2,892,709)	(8,025,009)

Gross profit	16,834,427	3,715,551	6,390,711	16,820,676

Operating expenses:
Sales and marketing expenses	(12,353,238)	(3,908,573)	(1,973,212)	(5,760,446)
General and administrative expenses	(4,304,356)	(1,318,077)	(685,843)	(1,972,190)

Total operating expenses	(16,657,594)	(5,226,650)	(2,659,055)	(7,732,636)

(Loss) income from operations	176,833	(1,511,099)	3,731,656	9,088,040

Other income (expenses):
Interest income	19,909	8,250	2,902	11,993
Interest expenses	(2,195,219)	(221,549)	(359,014)	(706,750)
Amortization of deferred debt issuance cost	-	(91,227)	(333,160)	-
Amortization of deferred financing costs and debt discount	(957,865)	-	-	(572,747)
Change in fair value of derivative liabilities	2,771,080	-	-	-
Warrant modification expense	-	(88,500)	-	-
Liquidated damages	-	-	-	(140,000)
Expense on make good provision	(205,683)	-	-	-
Registration penalties	(267,600)	-	-	-
Other (expenses) income	(164,868)	12,237	2,394	(83,523)

(Loss) income before income tax	(823,413)	(1,891,888)	3,044,778	7,597,013

Income tax benefit (expenses)	(468,086)	289,093	(869,614)	(2,201,032)

Net (loss) income from operations	(1,291,499)	(1,602,795)	2,175,164	5,395,981

Other comprehensive income
Foreign currency translation adjustment	1,207,539	6,039	(44,791)	(50,928)

Comprehensive (loss) income	$(83,960)	$(1,596,756)	$2,130,373	$5,345,053

(Loss) earnings per share of common stock
- Basic	$(0.05)	$(0.06)	$0.09	$0.22
- Diluted	$(0.05)	$(0.06)	$0.09	$0.22
Weighted average shares of common stock outstanding
- Basic	26,438,125	26,017,835	25,000,000	25,000,000
- Diluted	26,438,125	26,017,835	25,000,000	25,000,000

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Statutory		Accumulated
	Common stock		Additional	Surplus		Other	Total
	Number of		paid-in	Reserve	Retained	Comprehensive	Stockholders’
	shares	Amount	capital	Fund	Earnings	Income	Equity

Balance at October 31, 2009	25,000,000	$25,000	$3,234,224	$1,142,397	$5,423,895	$301,803	$10,127,319

Conversion of convertible notes and accrued interest into 1,296,274 shares of common stock	1,296,274	1,296	1,398,704	-	-	-	1,400,000

Warrant modification expense	-	-	88,500	-	-	-	88,500

Cashless exercise of 110,000 Series D Warrants into 78,432 shares of common stock	78,432	78	(78)	-	-	-	-

Cashless exercise of 17,363 Series A warrants into 13,022 shares of common stock	13,022	13	(13)	-	-	-	-

Net loss for the five months ended March 31, 2010	-	-	-	-	(1,602,795)	-	(1,602,795)

Foreign currency translation	-	-	-	-	-	6,039	6,039

Balance at March 31, 2010	26,387,728	26,387	4,721,337	1,142,397	3,821,100	307,842	$10,019,063

Cashless exercise of 9,169 Series D warrants into 5,840 shares of common stock	5,840	6	(6)	-	-	-	-

Cashless exercise of 171,185 Series C warrants into 46,794 shares of common stock	46,794	47	(47)	-	-	-	-

Cashless exercise of 34,725 Series A warrants into 14,196 shares of common stock	14,196	14	(14)	-	-	-	-

Employee stock-based compensation	-	-	1,119,020	-	-	-	1,119,020

Net loss for the year ended March 31, 2011	-	-	-	-	(1,291,499)	-	(1,291,499)

Foreign currency translation	-	-	-	-	-	1,207,539	1,207,539

Balance at March 31, 2011	26,454,558	$26,454	$5,840,290	$1,142,397	$2,529,601	$1,515,381	$11,054,123

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,	Five months ended March 31,		Year Ended October 31
	2011	2010	2009	2009
			(unaudited)

Cash flow from operating activities
Net (loss) income	$(1,291,499)	$(1,602,795)	$2,175,164	$5,395,981
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net foreign currency transaction loss	-	337	-	15,743
Depreciation of property, plant and equipment	646,028	195,151	143,189	348,561
Depreciation of livestock	86,105	11,600	1,449	6,126
Amortization of land use rights	17,612	-	-	-
Amortization of deferred financing costs	93,061	18,686	-	184,846
Disposal of property, plant and equipment	-	6,144	-	-
Allowance of bad debts-Accounts receivable	14,728	7,498	-	5,263
Allowance of bad debts-Other receivable	19,217	13,684	-	(20,078)
Employee stock-based compensation	1,119,020	-	-	-
Sales return allowance	(45,520)	(121,025)	107,544	(77,770)
Warrant modification expense	-	88,500	-	-
Change in fair value of derivative liabilities	(2,771,080)	-	-	-
Make good provision	205,683	-	-	-
Registration penalties	267,600	-	-	-
Accretion of debt discount	864,804	72,541	-	387,901
Accretion of preferred stock	1,480,294	-	-	-

(Increase) decrease in operating assets:
Restricted cash	(1,379,798)	(28,314)	-	396
Accounts receivable	(1,032,329)	(499,891)	(632,746)	(443,691)
Other receivable	32,811	110,629	(332,944)	(646,217)
Inventories	(1,167,287)	(54,224)	554,803	816,331
Prepaid expenses	(183,774)	(37,588)	(3,394)	(44,199)
Advances	739,946	(875,434)	387,347	(669,021)
Other Assets	-	-	-	(4,078)
Deferred tax asset and current assets	100,104	(475,320)	176,258	15,888

Increase (decrease) in operating liability:
Accounts payable	231,265	(606,517)	(288,104)	(194,617)
Advance from customers	(54,288)	84,769	(3,576)	52,713
Income and other tax payable	(177,240)	(231,178)	230,797	324,290
Other payable and accrued expenses	1,003,200	25,889	770,114	1,080,475
Net cash (used in) provided by operating activities	(1,181,337)	(3,896,858)	3,285,901	6,534,843

Cash flows from investing activities
Purchase of property, plant and equipment	(1,200,949)	(411,613)	(175,169)	(3,586,072)
Advance for construction of factory and warehouse	-	-	(3,795,704)	(6,462,478)
Advance for acquisition of land use rights	-	-	(145,989)	(145,940)
Deposit for purchase of machinery and equipment	(597,987)	(208,980)	-	(2,091,053)
Proceeds from sale of livestock	93,461	-	-	-
Purchase and breeding of livestock	(60,392)	(563,723)	(75,487)	(114,939)
Acquisition of land use right	-	(796,106)	-	-
Net cash used in investing activities	(1,765,867)	(1,980,422)	(4,192,349)	(12,400,482)

Cash flows from financing activities
Proceeds from short term loans	13,391,277	2,925,705	2,232,020	6,681,198
Repayment of short term loans	(9,608,176)	(2,691,648)	(729,943)	(5,433,460)
Proceeds from long term loans	-	61,235	167,579	-
Repayment of long term loans	(41,553)	(3,402)	(14,473)	(33,999)
Repayment of convertible debt and accrued interest	-	(56,000)	-	-
Net proceeds from issuance of Series A preferred stock	-	-	-	14,264,871
Capital contribution from shareholders	-	-	-	5,979
Net proceeds received from issuance of convertible notes	7,623,729	-	-	-
Dividend paid to previous stockholders of Milkgoat China	-	-	-	(2,550,504)
Due (from) to shareholders	(6,027)	(23)	(6,336)	2,426,005
Net cash provided by financing activities	11,359,250	235,867	1,648,847	15,360,090

Effect of exchange rate changes in cash	220,669	877	(2,110)	(17,516)

Net increase in cash and cash equivalents	8,632,715	(5,640,536)	740,289	9,476,935

Cash and cash equivalents, beginning of period	4,727,677	10,368,213	891,278	891,278

Cash and cash equivalents, end of period	$13,360,392	$4,727,677	$1,631,567	$10,368,213

Supplemental disclosure of cash flow information
Cash paid during the period

Interest paid	$672,686	$242,458	$316,883	$604,633
Income tax paid	$634,096	372,528	$421,461	$2,050,646

Supplemental disclosure of non-cash financing and investing activities;
Accrued payment for purchase of property, plant and equipment	707,846	-	-	-

Repayment of short-term loan from Tianjin Mengyang offset against advances	$-	$-	$-	$877,508
Settlement of dividend payable	$-	$-	$-	$1,916,669
Non-cash exercise of 127,363 warrants into common stock	$-	$91	$-	$-
Conversion of convertible note plus accrued interest into common stock	$-	$1,400,000	$-	$-
Non-cash exercise of 215,079 warrants into common stock	$67	$-	$-	$-
Placement agent warrants in deferred cost financing	$231,929	$-	$-	$-
Advances transferred to property, plant and equipment	$83,567	$269,124	$-	$-
Advance transferred to land use rights	$-	$146,285	$-	$-

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

2. Summary of Significant Accounting Policies

Basis of Consolidation - The consolidated financial statements include the accounts of Yayi International Inc. and its wholly-owned subsidiary, Milkgoat Industrial together with its wholly-owned subsidiaries, Milkgoat China, Weinan Milkgoat Fuping Milkgoat and Shaanxi Milkgoat. All material intercompany transactions have been eliminated in consolidation.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – Continued

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – Continued

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

Research and development - Research and development costs are expensed as incurred. Research and development expenses amounted to $74,337 and $150,101 for the year ended March 31, 2011 and October 31, 2009, respectively, $40,898 and $57,558 for the five months ended March 31, 2010 and 2009, respectively.

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of March 31, 2011, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $8,232,330 and $1,956,512 for the year ended March 31, 2011 and October 31, 2009, respectively, As of March 31, 2010, there was no capitalized direct-response advertising. Advertising and promotion costs amounted to $2,727,631 and $1,046,940 for the five months ended March 31, 2010 and 2009, respectively.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – Continued

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

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in other selling, general and administrative expenses. During the year ended March 31, 2011 and October 31, 2009, shipping and handling costs were $445,688 and $504,353, respectively. During the five months ended March 31, 2010 and 2009, shipping and handling costs were $137,942 and $89,011, respectively.

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

Slotting fees of $5,526,217 and $1,032,609 were recorded as a reduction of sales revenue for the year ended March 31, 2011 and five months ended March 31, 2010, respectively. There were no slotting fees incurred for the year ended October 31, 2009 and five months ended March 31, 2009.

Retained earnings-appropriated - In accordance with the relevant PRC regulations and the Company’s PRC subsidiaries’ articles of association, Milkgoat China, Weinan Milkgoat and Fuping Milkgoat are required to allocate their respective net income to statutory surplus reserve.

Statutory surplus reserve - In accordance with the relevant laws and regulations of the PRC and the articles of associations of the Company’s PRC subsidiaries, Milkgoat China, Weinan Milkgoat and Fuping Milkgoat are required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – Continued

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact to the Company’s financial position.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

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

2. Summary of Significant Accounting Policies – Continued

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations after April 1, 2011.

As of March 31, 2011, there were no other recently issued accounting standards not yet adopted which would have had a material effect on the Company’s financial statements.

3. Restricted Cash

	March 31,	March 31,
	2011	2010

Bank deposits held as collateral for bills payable	$1,004,314	$28,314
Bank deposits held in escrow (Note 15)	408,090	-
	$1,412,404	$28,314

Cash of $408,090 from the private placement was held in escrow for the Company as of March 31, 2011 (Note 15).

4. Other Receivable

	March 31,	March 31,
	2011	2010

Advance to staff	$37,892	$28,542
Security deposit	470,313	592,461
Sundry	109,408
	617,613	621,003
Less: allowance for bad debts	(43,230)	(22,833)
	$574,383	$598,170

The amount due from an unrelated party is interest-free, unsecured and has no stated terms of repayment.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories, net

Inventories, net consist of:

	March 31,	March 31,
	2011	2010

Raw materials	$2,709,596	$1,678,207
Packaging	497,341	289,188
Finished goods	678,544	593,870
	$3,885,481	$2,561,265

As of March 31, 2011 and 2010, there was no allowance made for obsolete or slow moving inventory.

6. Advances on Property, Plant and Equipment

Advances and deposits on property, plant and equipment consist of:

	March 31,	March 31,
	2011	2010

Advances to Tianjin Mengyang Biological Development Co., Ltd ("Tianjin
Menyang"), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 18)	$4,348,488	$4,179,284
- purchase of factory and warehouse (Note 18)	11,489,095	11,042,041
- advances for renovation of office building (Note 18)	356,159	342,300
Deposits for construction in progress (Note 18)	572,366	331,696
Advanced payment for purchasing machinery and equipment	2,297,331	1,920,814
	$19,063,439	$17,816,135

The main body construction of office building had been completed as of September 2010. The construction project is under inspection and the completion date is subject to the inspection report to be issued. Based on the Company’s estimate, the completion date is expected to be postponed to the end of October, 2011 (Note 18). The Company expects that the building will be operational during the fourth calendar quarter of 2012.

The main body construction of factory and warehouse had been completed as of September 2010. The construction project is under inspection and the completion date is subject to the inspection report to be issued. Based on the Company’s estimate, the completion date is expected to be postponed to the end of October, 2011 (Note 18). The Company expects that the facility will start operating during the fourth calendar quarter of 2012.

The construction in progress relates to the construction and installation of central system pipelines. The estimated completion date of installation is postponed to the fourth calendar quarter of 2013 (Note 18).

The advanced payment for purchasing machinery and equipment relates to the purchases of machinery and equipment from several suppliers. They are expected to be delivered to the Company between July 2012 and March 2013 after the approval of final inspection.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	March 31,	March 31,
	2011	2010

At cost:
Leasehold improvement	$71,714	$68,924
Plant and buildings	4,338,544	1,708,463
Machinery	3,895,981	2,525,876
Furniture, fixtures and equipment	239,364	202,581
Motor vehicles	338,091	324,936
	8,883,694	4,830,780
Less: accumulated depreciation and amortization	(1,799,269)	(1,096,228)
	7,084,425	3,734,552
Construction in progress	979,082	2,770,578
	$8,063,507	$6,505,130

During the year ended March 31, 2011, depreciation expenses amounted to $646,028, of which $550,895 and $95,133 was recorded as cost of sales and other selling, general and administrative expense, respectively.

During the year ended October 31, 2009, depreciation expenses amounted to $348,561, of which $275,487 and 73,074 was recorded as cost of sales and other selling, general and administrative expense, respectively.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Land use rights

Land use rights consist of:

	March 31,	March 31,
	2011	2010

Land use rights	$980,526	$942,372
Less: accumulated amortization	17,976	-
	962,550	942,372
Less: current portion	19,611	18,847
Land use rights, net of current portion	$942,939	$923,525

The estimated aggregate amortization expenses for intangible assets for the five succeeding years are as follows:

Year
2011	$19,611
2012	19,611
2013	19,611
2014	19,611
2015	19,611
Thereafter	864,495
$962,550

During the year ended March 31, 2011 and October 31, 2009, amortization expenses amounted to $17,612 and $0 was recorded as cost of sales, respectively. During the five months ended March 31, 2010 and 2009, there was no amortization expenses incurred.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Short Term Loans

Lender	Loan Period	Collateral / Guarantee	Interest Rate per annum	March 31, 2011	March 31, 2010

Shanghai Pudong Development Bank	Renew on July 30, 2010 and the new due date is July 30, 2011	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	304,409	292,565

Shanghai Pudong Development Bank	Renew on July 30, 2010 and the new due date is July 30, 2011	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	1,217,637	1,170,258

Allied Merit International Investment, Inc.	November 5, 2007 to the completion of first round of fund raising after the reverse merger -		-	$-	$121,705

Tianjin Rural Commercial Bank	June 3, 2010 to June 2, 2011	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	913,229	-

Tianjin Rural Commercial Bank	June 3, 2010 to June 2, 2011	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,217,637	-

Tianjin Rural Commercial Bank	June 3, 2010 to June 2, 2011	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,217,637	-

Tianjin Rural Commercial Bank	June 3, 2010 to June 2, 2011	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	1,217,637	-

Bank of Beijing	January 6, 2011 to January 5, 2012	Guaranteed by the Beijing Huaxia Jingu Guarantee Co., Ltd.	6.1%	1,522,047	-

Bank of Tianjin	January 6, 2011 to November 3, 2011	Guaranteed by the Tianjin Bohai Investment Guarantee Co., Ltd.	6.7%	761,024	-

Bank of Tianjin	November 4, 2010 to November 3, 2011	Guaranteed by the Tianjin Bohai Investment Guarantee Co., Ltd.	6.7%	2,283,071	-

China Development Bank Co., Ltd.	December 25, 2009 to December 24, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	5.8%	-	1,462,822

Tianjin Rural Commercial Bank	May 22, 2009 to May 21, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	-	1,462,822

Tianjin Rural Commercial Bank	July 3, 2009 to May 21, 2010	Guaranteed by the Tianjin Haitai Investment Guarantee Co., Ltd.	6.4%	-	2,194,234

				$10,654,328	$6,704,406

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Short Term Loans – Continued

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

On June 3, 2010, the Company entered into three loan agreements with Tianjin Rural Commercial Bank for RMB8,000,000 (approximately $1,217,637) each and a loan agreement for RMB6,000,000 (approximately $913,229). The annual interest rate is 5.8% and the loans are due on June 2, 2011. These loans are guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. with the guarantee fee of RMB360,000 (approximately $54,794) paid on July 20, 2010. The loans were subsequently renewed on June 10, 2011 (Note 22).

On July 30, 2010, the Company renewed two loan agreements with Shanghai Pudong Development Bank for RMB2,000,000 (approximately $304,409) and RMB8,000,000 (approximately $1,217,637). RMB 10,000,000 (approximately $1,522,047) was paid on November 4, 2010 and RMB 5,000,000 (approximately $761,024) was paid on January 6, 2011. The annual interest rate is 6.4% and the loans are due on November 3, 2011. These loans are guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. with the guarantee fee of RMB150,000 (approximately 22,831) paid on July 30, 2010.

On November 4, 2010, the Company entered into a loan agreement with Bank of Tianjin for RMB15,000,000 (approximately $2,283,071). The annual interest rate is 6.7% and the loan is due on November 3, 2011. The loan is guaranteed by Tianjin Bohai Investment Guarantee Co., Ltd. with the guarantee fee of RMB400,000 (approximately $60,882) paid on November 4, 2010.

On January 6, 2011, the Company entered into a loan agreement with Bank of Beijing for RMB10,000,000 (approximately $1,522,047). The annual interest rate is 6.1% and the loan is due on January 5, 2012. The loan is guaranteed by Beijing Huaxia Jingu Guarantee Co., Ltd. with the guarantee fee of RMB230,400 (approximately $35,068) paid on January 6, 2011.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Due to Shareholders
	March 31,	March 31,
	2011	2010
	(audited)	(audited)

Li Liu, a director of the Company, officer and principal shareholder	$3,531,966	$3,394,534
Other shareholders	1,918,267	1,918,267
	$5,450,233	$5,312,801

On June 12, 2009, the persons who were shareholders of Milkgoat China before Milkgoat Industrial acquired their interests in Milkgoat China on January 15, 2008 (the “Original Shareholders”) entered into a restructuring agreement whereby the Original Shareholders, upon receipt of RMB30,500,000 (approximately $4,564,345) of dividend payable from Milkgoat Industrial agreed to provide an interest-free loan of the same amount to Milkgoat China. The entire amount of dividend was paid to the Original Shareholders and was lent to Milkgoat China by the Original Shareholders.

The amounts due to director, Li Liu and the other shareholders are unsecured with no stated interest and are not expected to be repaid within the fiscal year ending March 31, 2012.

11. Long-Term Loans

As of March 31, 2011 and 2010, the Company has the following long-term loans:

	March 31,	March 31,
	2011	2010

Installment loan from Daimler-chrysler Automotive Finance Ltd, interest free, monthly principal and interest payment of $3,402 from February 5, 2010 to August 5, 2011	$17,697	$57,832
Less: current portion	(17,697)	(40,823)
Long-term loans, net of current portion	$-	$17,009

(a) The convertible notes payable, net of debt discount consists of the following as of March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010

Convertible notes payable	$4,604,447	$-
Accretion of debt discount - warrants and beneficial conversion feature	456,714	-
Convertible notes payable, net	$5,061,161	$-

Accrued interest on the convertible notes payable as of March 31, 2011 was $0. The interest expense on the convertible notes for the year ended March 31, 2011 was $154,342.

Accrued interest on the convertible notes payable as of March 31, 2010 was $0. The interest expense on the convertible notes for the five months ended March 31, 2010 was $9,829. These notes have been converted into common shares on December 6, 2009.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income and Other Tax Payables

Income and other tax payables consist of the following:

	March 31,	March 31,
	2011	2010

Income tax (receivable) payable	$(251,670)	$17,585
Value added tax payable	1,439,970	1,295,321
Individual income withholding tax payable	4,962	316
Other tax payables	21,232	24,972
	$1,214,494	$1,338,194

13. Income Tax

The enterprise income tax is reported on a separate entity basis.

United States

The Company was incorporated in Delaware and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the year ended March 31, 2011. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulted from the net operating loss.

BVI

Milkgoat Industrial was organized in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Milkgoat China, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are subject to PRC income tax. Income tax expense for the year ended March 31, 2011 and October 31, 2009 were $468,086 and $2,201,032, respectively. Income tax expense (benefit) for the five months ended March 31, 2010 and 2009 were ($289,093) and $869,614 respectively.

Effective January 1, 2008, the statutory PRC tax rate is 25%. Therefore, the statutory PRC rate for the years ended March 31, 2011 and October 31, 2009 and the five months ended March 31, 2010 and 2009 was 25%.

The income tax provision (benefit) consists of the following:

	Year ended	Five months ended		Year ended
	March 31,	March 31,		October 31,
	2011	2010	2009	2009
			(unaudited)
Current	$535,626	$(155,700)	$1,090,628	$2,189,207
	-	-	-	-
Deferred	368,713	(472,893)	(17,514)	(455,475)
Change in valuation allowance	(436,253)	339,500	(203,500)	467,300
	$468,086	$(289,093)	$869,614	$2,201,032

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Tax – Continued

The following is a reconciliation of the tax derived by applying the PRC statutory rate to the earnings before income taxes, and comparing that to the recorded income tax provision (benefit):

	Year ended		Five months ended			Year ended
	March 31,		March 31,			October 31,
	2011		2010		2009	2009
					(unaudited)

Tax provision (benefit) at PRC statutory rate	(25.0%	)	(25.0%	)	25.0%	25.0%
(Over) under accrual in prior years	(10.5%	)	0.0%		0.1%	1.7%
Unrecognized tax benefit of current period tax losses	16.8%		0.6%		0.0%	0.0%
Parent company's expenses not subject to PRC tax	75.5%		9.1%		3.5%	2.3%
Effective tax rate	56.8%		(15.3%	)	28.6%	29.0%

The components of the deferred tax assets are as follows:

	March 31,	March 31,
	2011	2010

Deferred tax asset for NOL carryforwards - China	$263,600	$173,000
Deferred tax asset for NOL carryforwards - US	1,538,769	1,618,300
Warrant and option expense	1,168,384	743,200
Temporary difference from advertisement	-	232,236
Temporary difference from intercompany sales profit	2,409	1,259
Temporary difference from slotting fee	374,124	220,243
Temporary difference from allowance for doubtful accounts receivable	28,816	19,151
	3,376,102	3,007,389
Valuation allowance	(2,970,753)	(2,534,500)
Total deferred tax assets	$405,349	$472,889

Deferred income taxes have been classified in the consolidated balance sheets as of March 31, 2011 and 2010 as follows:

	March 31,	March 31,
	2011	2010

Current assets	$374,124	$-
Noncurrent assets	31,225	472,889

Net deferred tax assets	$405,349	$472,889

The valuation allowance for deferred tax assets as of March 31, 2011 and 2010 was $2,970,753 and $2,534,500, respectively. The change in total allowance for the year ended March 31, 2011was an increase of $436,253 and for the 5 months ended March 31,2010 was an increase of $339,500.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Tax – Continued

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At March 31, 2011, the Company had net operating loss carry forwards for United States Federal and State income tax purposes of approximately $3,585,455 (the “NOL carry forwards-US”), which were available to offset future US taxable income, if any, through 2031. At March 31, 2011, the Company had net operating loss carry forwards, associated with its subsidiaries Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat, for PRC income tax purposes of approximately $1,054,542 (the “NOL carry forwards – China”), which are available to offset future PRC taxable income, if any, until it is fully offset against future taxable income subject to the approval of the Chinese tax authority. Based upon the uncertainty of future US taxable income, the limited operating histories of its subsidiaries, Weinan Milkgoat, Fuping Milkgoat, and Shaanxi Milkgoat, management has fully reserved the deferred tax asset associated with the warrant expense and NOL carry forwards for US and PRC income tax purposes.

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the year ended March 31, 2011 and five months ended March 31, 2010. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

14. Warrants

Series A Warrants

During the year ended March 31, 2011, 14,196 shares of common stock had been issued upon the cashless exercise of 34,725 Series A Warrants. For the five months ended March 31, 2010, 13,022 shares of common stock had been issued upon the cashless exercise of 17,363 Series A Warrants.

Series C Warrants

As of March 31, 2011, 46,794 shares of common stock had been issued upon the cashless exercise of 171,185 Series C Warrants.

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

For the year ended March 31, 2011 and October 31, 2009, amortization of debt issuance costs and accretion of debt discount from the warrants and embedded derivatives issued in respect of the merger on June 6, 2008 totaled $0 and $487,821 as they have been fully amortized and accreted as of March 31, 2011. For the five months ended March 31, 2010 and 2009, amortization of debt issuance costs and accretion of debt discount from the warrants and embedded derivatives issued in respect of the merger on June 6, 2008 (“merger”) totaled $91,227 and $118,913, respectively.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Warrants – Continued

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

During the year ended March 31, 2011, 5,840 shares of common stock had been issued upon the cashless exercise of 9,169 Series D Warrants. For the five months ended March 31, 2010, 78,432 shares of common stock had been issued upon the cashless exercise of 110,000 Series D Warrants.

15. Issuance of Convertible Notes and Series of Warrants

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Issuance of Convertible Notes and Series of Warrants - Continued

Make Good Escrow Agreement

On September 27, 2010, the Company, a major shareholder of the Company, Global Rock, Euro Pacific Capital, Inc. and Escrow, LLC entered into a make good escrow agreement (the “Make Good Escrow Agreement”). Pursuant to the Make Good Escrow Agreement, Global Rock agreed to place a total of 669,000 shares of common stock held by it, which is equal to 15% of the amount of shares of common stock issuable upon conversion of the 9% Convertible Notes (the “Make Good Shares”), into escrow to secure certain make good obligations of the Company. In the event that the combined net sales of the Company of both of the fiscal years ending March 31, 2011 and 2012 is less than $125 million, Global Rock will transfer the Make Good Shares to the investors, on a pro rata basis to the extent of shortfall of the actual net sales achieved compare to the guaranteed net sales of $125 million for no additional consideration. As of March 31, 2011, it is probable that the guaranteed net sales of $125 million for fiscal years ending March 31, 2011 & 2012 may not be achieved. The estimated fair value as of March 31, 2011 of the 266,390 shares expected to be delivered is $205,683 and is reflected as accrued expenses – non current on the balance sheet as of March 31, 2011. The fair value of Make Good Escrow Agreement will be analyzed every period end using a probability weighted assessment method and adjusted if necessary.

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

Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement on Form S-1 (the “Registration Statement”), within 30 days after the closing of the private placement, or the Closing, and cause the Registration Statement to be declared effective by the Securities and Exchange Commission with 180 days after the Closing. The Company may be subject to liquidated damages in an amount up to 8% ($713,600) of the aggregate investment amount paid by the investors in the private placement if it is unable to file, obtain and maintain effectiveness of the Registration Statement as required by the Registration Rights Agreement by March 27, 2011. The Company filed the Registration Statement on October 27, 2010. As of March 31, 2011, the Company has accrued a registration penalty of $267,600.

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

15. Issuance of Convertible Note and Series of Warrants - Continued

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

The value of the embedded conversion option and the warrants are re-measured at March 31, 2011 using the CRR binomial model with the same assumptions as stated above except for a risk free interest rate of 0.91% and volatility of 120%. The decrease in fair value of these derivative liabilities for the year ended March 31, 2011 totaled $2,771,081, respectively (Note 16).

The initial carrying value of the convertible notes will be accreted to their redemption value of $8,920,000 over the three years term of the convertible notes at an effective interest rate of 34.77%. Effective interest expense recorded for the year ended March 31, 2011 is $864,805.

The following table summarizes all of the Company’s warrants outstanding as of March 31, 2011.

	Shares outstanding	Fair Value
Warrants outstanding in respect of the merger:
Series A Warrants	549,812	$432,097
Series B Warrants	2,148,148	1,144,743
Series C Warrants	14,000	6,530
Series D Warrants	25,279	19,867
	2,737,239	$1,603,237

Warrants outstanding for extension of maturity date of loan from Allied Merit:
Series E Warrants	250,000	$233,547

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Issuance of Convertible Note and Series of Warrants - Continued

			Exercise Price
	Warrant	Vested	per Common
	Shares	Shares	Stock Range

Balance, October 31, 2009	3,329,681	3,329,681	$1.08-$1.35

Granted or vested during the 5 months ended March 31, 2010	-	-	-
Exercised during the 5 months ended March 31, 2010	(127,363)	(127,363)	$0.98
Expired during the 5 months ended March 31, 2010	-	-	-
Balance, March 31, 2010	3,202,318	3,202,318	$0.98-$1.35

Granted or vested during the year ended March 31, 2011	1,427,200	1,427,200	$2.50
Exercised during the year ended March 31, 2011	(215,079)	(215,079)	$0.98-$1.35
Expired during the year ended March 31, 2011	-	-	-
Balance, March 31, 2011	4,414,439	4,414,439	$0.98-$1.35

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding
		Weighted Average	Weighted Average Exercise
	Number Outstanding Currently	Remaining Contractual	Price of Warrants Currently
Range of Exercise Prices	Exercisable at March 31, 2011	Life (Years)	Exercisable

$0.98-1.35	2,987,239	0.19	$1.06
$2.50	1,427,200	2.50	$2.50

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Fair Value Measurements

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

The following table sets forth a summary of changes in fair value of Level 3 liabilities for the year ended March 31, 2011:

Liabilities:
Balance of derivative liabilities as of March 31, 2010	$-
Initial fair value of derivative liabilities	4,547,481
Change the in fair value of derivative liabilities	(2,771,081)
Balance of derivative liabilities as of March 31, 2011	$1,776,400

The fair value of the derivative liabilities was determined using the CRR binominal model (Note 15), the following table sets forth the components of derivative liabilities:

	March 31,	March 31,
	2011	2010

Derivative liabilities – warrants to investors and placement agent	$394,802	$-
Derivative liabilities – conversion option on convertible notes	1,381,598	-
Balance of derivative liabilities	$1,776,400	$-

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

The Company also entered into separate Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan Award Agreements (the “Option Agreements”), with each of Ms. Jing Chen, the Company's Chief Financial Officer and Mr. Fung Shek, the Company's Vice President and Director. Under the terms of the Option Agreements, the Company agreed to grant a stock option, at an exercise price at $2.25 per share, to each of Ms. Chen and Mr. Shek for the purchase of 250,000 shares of common stock and 106,000 shares of common stock, respectively. According to the Option Agreements, 25% of the option granted to each of Ms. Chen and Mr. Shek will vest on the first anniversary of the grant date, and the balance will vest in equal quarterly installments over the next three years on the last day of each quarter, subject to Ms. Chen's and Mr. Shek's continuing employment with the Company through these dates. These options are not vested as of March 31, 2011.

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

These options have been valued at $1,184,979 on grant date. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 54%, risks free interest rate of 2.75% and expected option life of seven years. The options expire ten years from the date of issuance.

The compensation expenses accrued for the Plan which is subject to employees’ continuing employment and meeting the performance goals established by the department manager and/or the Company’s CEO. During the year ended March 31, 2011, a total of 385,300 shares of common stock failed to vest and have been cancelled due to employee resignation and employees not meeting performance target. For the year ended March 31, 2011, the Company reversed compensation expense of $88,895 on these stock options that were not vested. As of March 31, 2011, none of the options issued to non-executive employees are vested.

On June 11, 2010, the Company entered into an Option Agreement under the Plan with Mr. Kenneth Lee. Under the terms of the Option Agreement, the Company granted a stock option, at an exercise price at $0.98 per share, to Mr. Lee for the purchase of 707,992 shares of common stock of the Company. According to the Option Agreement, the Option will fully vest after six months from the grant date. Pursuant to the employment arrangement between Mr. Lee and SAIF Partner, Mr. Lee is deemed to hold such option for the benefit of SAIF Partner. These options are fully vested as of March 31, 2011.

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

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding options as of March 31, 2011:

	Options Outstanding
	Number	Number Outstanding	Weighted Average Remaining	Weighted Average Exercise Price
Range of Exercise Prices	Outstanding at March 31, 2011	Currently Exercisable at March 31, 2011	Contractual Life (Years)	Options at March 31, 2011

$0.98-2.25	1,521,092	707,992	9.19	$1.66

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Employee Stock Ownership Plan - Continued

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. Total compensation expense related to the stock options for the year ended March 31, 2011 was $1,119,020. For the year ended March 31, 2011, $933,151 and $185,869 were recorded as general and administrative expense and cost of goods sold respectively. As of March 31, 2011, there was $637,278 of unrecognized compensation costs related to unvested share-based compensation arrangements granted under the Plan. There were 707,992 shares of options vested during the year ended March 31, 2011.

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

A summary of the Company’s stock option activity as of March 31, 2011, and changes during the year ended March 31, 2011 is presented in the following table:

		Weighted-Average
	Options	Exercise Price

Outstanding at March 31, 2010	-	$-
Granted	1,906,392	1.78
Exercised	-	-
Options of employees who resigned as of March 31,2011	(324,300)	2.25
Options of employees who did not meet performance target	(61,000)	2.25
Outstanding at March 31, 2011	1,521,092	$1.66

Vested at March 31, 2011	707,992	$0.98

Exercisable at March 31, 2011	707,992	$0.98

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

As of March 31, 2011, the Company was obligated under operating leases requiring minimum rentals as follows:

2012	85,235
2013	87,771
2014	88,279
2015	88,279
2016	88,279
Thereafter	14,712
$452,555

For the years ended March 31, 2011 and October 31, 2009, rent expense amounted to $265,342 and $213,914 respectively. For the five months ended March 31, 2010 and 2009, rent expense amounted to $111,058 and $80,056 respectively.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Commitments and Contingencies - Continued

Purchase of Office Building with a total consideration of $4,511,348

On January 15, 2007, the Company signed a sales and purchase agreement with Tianjin Mengyang to buy a four-story office building of an approximate construction area of 7,800 square meters located at Jinghai Industrial Park, or Jinghai Project, for a total consideration of RMB29,640,000 (approximately $4,511,348). The main body construction of office building was completed in September 2010. The construction project is under inspection and the completion date is subject to the issuance of inspection report. Based on the Company’s estimate, the completion date would be October 2011. As of March 31, 2011, RMB28,570,000 (approximately $4,348,488) was paid and recorded as advances on property, plant and equipment. The remaining RMB1,070,000 (approximately $162,860) would be paid in 2 installments of RMB535,000 (approximately $81,430) each upon receiving the certificate of right to use.

Renovation of Office Building with a total consideration of $712,318

As of March 31, 2011, the first payment of RMB2,340,000 (approximately $356,159) was paid to Tianjin Mengyang for interior renovation of the building and was recorded as advances and deposits on property, plant and equipment. The remaining RMB2,340,000 (approximately $356,159) is to be paid upon inspection of the completed renovation project. If the remaining balance is not paid upon completion of the project, the balances will bear interest at the PRC prime interbank rate of 6.03% per annum for a three months loan from Tianjin Mengyang.

Purchase of Factory & Warehouse with a total consideration of $13,773,763

On September 26, 2008, the Company signed a factory transfer agreement with Tianjin Mengyang to purchase three warehouses and a factory of an approximate construction area of 30,165 square meters situated at Jinghai Industrial Park for a total consideration of RMB90,495,000 (approximately $13,773,763). The Company paid a total of RMB44,404,000 (approximately $6,758,497) in 2008.

On January 20, 2009, the Company signed a supplemental agreement with Tianjin Mengyang to postpone the construction completion date to December 31, 2009. Under the first supplement agreement, the parties agreed that the RMB33,000,000 (approximately $5,022,754) is to be paid by 11 monthly installments of RMB3,000,000 (approximately $456,614) each from January 2009 to November 2009. The company paid RMB9,000,000 (approximately $1,369,842) in cash and settled the other RMB6,000,000 (approximately $913,228) by offsetting a short term loan due from Tianjin Mengyang up to May, 2009.

On June 12, 2009, the Company signed a second supplemental agreement with Tianjin Mengyang under which the parties agreed that the remaining balance for factory and warehouse of RMB31,091,000 (approximately $4,732,195), will be paid by 3 installments. The first installment of RMB16,080,500 (approximately $2,447,527) was paid on the completion of the main framework of the construction in Oct, 2009. The second installment of RMB7,505,250 (approximately $1,142,334) is due upon satisfactory inspection of the construction. The final installment of RMB7,505,250 (approximately $1,142,334) is due upon receiving the certificate of right to use.

The construction of the main office buildings, factory and warehouse was completed in September 2010. Tianjin Construction Commission requires the Company to provide the inspection report before the renovation projects could begin. On September 16, 2010, the Chinese State Council issued a “Circular on Further Strengthening the Quality and Safety of Dairy Products No. (2010) 42”, which requires newly established dairy product manufacturing companies to comply with “Rules for Implementation of Regulations on Issuing Infant Formula Milk Powder Production License” which was issued by the Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) in November 2010. The rules tighten the examination criteria of production license and inspection standard of milk product. Therefore, Jinghai Project is subject to more stringent inspection before the inspection report could be issued. Based on the Company’s estimate, the completion date of Jinghai Project is postponed to October, 2011 .

As of March 31, 2011, total payments of RMB75,484,500 (approximately $11,489,095) were made and recorded as advances and deposits on property, plant and equipment. The remaining RMB15,010,500 (approximately $2,284,668) are to be paid by 2 installments of RMB7,505,250 (approximately $1,142,334) each. The first installment is due upon satisfactory inspection of the construction. The second installment is due upon receiving the certificate of ownership.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Commitments and Contingencies - Continued

Purchase of Machinery & Equipment of a total consideration of $7,808,328

During the fiscal year ended March 31, 2010, the Company signed a contract to purchase machinery and equipment to expand its liquid goat milk production line, totaling RMB25,627,000 (approximately $3,900,549) and has been paid to the supplier as of March 31, 2011. RMB1,703,000 (approximately $259,205) of it was recorded in construction in progress and RMB5,266,600 (approximately $801,601) of it was recorded in advances on property, plant and equipment for those machinery and equipments not delivered yet. After March 31, 2010, the Company adopted a new marketing strategy and signed a memorandum with the supplier for switching the purchase contract of machinery and equipment RMB 5,266,600 (approximately $801,601) from Milkgoat China, our subsidiary company to Shaanxi Milkgoat, our another subsidiary. The remaining of RMB18,657,400 (approximately $2,839,743) is expected to be paid in the fourth quarter calendar year 2013.

On May 25, 2010, the Company entered into a construction agreement with Tianjin Jinghai Power Co., Ltd., for the installation of a 10KV-1250KVA substation with a total amount of RMB5,000,000 (approximately $761,023). As of March 31, 2011, the first payment of RMB1,000,000 (approximately $152,205) were paid and recorded in advances and deposits on property, plant and equipment. The remaining RMB2,500,000 (approximately $380,512) and RMB1,500,000 (approximately $228,306) are to be paid in July and September 2012, respectively, when the construction is completed.

On May 26, 2010, the Company signed a contract with Tianjin Jinquan Co., Ltd. for the GMP Cleaning Workshop Installation with the total amount of RMB3,000,000 (approximately $456,614). As of March 31, 2011, the first payment of RMB1,500,000 (approximately $228,306) were paid and recorded in advances and deposits on property, plant and equipment. The remaining RMB1,500,000 (approximately $228,306) are to be paid by 2 installments. The first installment of RMB 1,050,000 (approximately $159,815) will be paid in August 2012 when the main construction materials are delivered. The final installment of RMB 450,000 (approximately $ 68,491) will be paid in September 2012 when the construction is completed.

During the fiscal year ended March 31, 2011, the Company signed a contract with Shantou Xinyi for milk production equipment, totaling RMB670,000 (approximately $101,977). As of March 31, 2011, the Company paid RMB201,000 (approximately $30,593) and was recorded in advances on property, plant and equipment. The Company expects the equipment will be delivered in July 2012. The remaining will be paid progressively, RMB 335,000 (approximately $50,988) and RMB 100,500 (approximately $15,297) will be paid in July and August 2012, respectively, when the machinery and equipment is delivered and inspected. The final payment of RMB 33,500 (approximately $5,099) is to be paid in November 2012 after the approval of final inspection of equipment.

There is a contract signed with ShangHai Dahe for purchasing goat milk powder production lines, totaling RMB16,379,500 (approximately $2,493,037). As of March 31, 2011, the Company paid RMB5,732,700 (approximately $872,544) and recorded in advances on property, plant and equipment. The remaining RMB10,646,800 (approximately $1,620,493) will be paid progressively, RMB7,339,550 ($1,117,114), RMB2,456,925 ($373,956) and RMB850,325 ($129,423) will be paid in July, September 2012 and March 2013, respectively when the construction of factory and warehouse pass the inspection and upon receiving the certificate of ownership.

The Company signed some small contracts for purchasing machinery and equipment with a total amount of RMB625,000 (approximately $95,128) and recorded in advances and deposits on property, plant and equipment as of March 31, 2011.

Installation of central system pipelines with a total consideration of $1,907,886

On October 28, 2009, Shaanxi Milkgoat entered into a Project Installation Agreement (the “Installation Agreement”), with Heilongjiang Tianhong Food Equipment Co., Ltd. (“Heilongjiang Tianhong”), which provided for, among others, and install all the process pipelines and the central system pipelines at Shaanxi Milkgoat’s new joint production facility. Pursuant to the Installation Agreement, Shaanxi Milkgoat agreed to pay Heilongjiang Tianhong an aggregate of RMB 12,535,000 (approximately $1,907,886) in five installments for the service that Heilongjiang Tianhong will provide.

As of March 31, 2011, the first payment of RMB3,760,500 (approximately $572,366) representing 30% of the consideration, was paid and recorded in advances and deposits on property, plant and equipment. The remaining balance of RMB8,774,500 (approximately $1,335,520) includes RMB3,760,500 (approximately $572,366) is expected to be paid within seven days after the beginning of installation, RMB1,253,500 (approximately $190,789) is expected to be paid within ten days after the completion of installation, RMB3,133,750 (approximately $476,971) is expected to be paid within ten days after the inspection of installation and RMB626,750 (approximately $95,394) is expected to be paid one year after the inspection of installation. Heilongjiang Tianhong agreed to complete the installation within 90 days after Shaanxi Milkgoat provides to Heilongjiang Tianhong an appropriate construction site for the installation according to the Installation Agreement. The estimated completion date of installation is postponed to October 2013.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Concentrations, Risks, and Uncertainties

The Company did not have any customer constituting 10% or greater of net sales for the year ended March 31, 2011 and October 31, 2009.

The Company did not have any customer constituting 10% or greater of net sales for the five months ended March 31, 2010 and 2009.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

The Company has the following concentrations of business with suppliers constituting 10% or greater of the Company’s purchased value for the year ended March 31, 2011 and October 31, 2009, for the five months ended March 31, 2010 and 2009:

	Year ended	Five months ended		Year ended
	March 31,	March 31,		October 31,
	2011	2010	2009	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

CPMC Holding (Tianjin) Limited	*	15.4%	*	*

* Constitute less than 10% of the Company's purchased value.

20. Series A Redeemable Convertible Preferred Stock

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

20. Series A Redeemable Convertible Preferred Stock - Continued

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

In accordance with FASB Accounting Standards Codification (ASC), the initial amount of such redeemable preferred stock should be its fair value at date of issue. If such convertible preferred stock is not currently redeemable and it is not probable that such convertible preferred stock will become redeemable, subsequent adjustment to its redemption amount is not necessary until it is probable that the such convertible preferred stock will become redeemable. The Series A Redeemable Convertible Preferred Stock is not redeemable currently. Management assesses the probability of the above two qualified events not occurring on a quarterly basis. The Company is currently working on complying with the NASDAQ listing requirements however based on management’s future projection of earnings per share and considering P/E ratio of similar companies in the dairy industry, management believes it is not probable that the Company will be able to maintain a closing market price of no less than $4.25 per share of common stock for 30 consecutive trading days. Therefore, the Company accreted the change in the redemption value using the effective interest method starting from January 2011. The fair value of the Series A Redeemable Convertible Preferred Stock of $15,000,000 is accreted to equal the redemption value of $26,383,562 over the 18 months period from January 1, 2011 to June 30, 2012 at an effective interest rate of 45.7%. Interest expenses of $1,480,294 are being accreted for the year ended March 31, 2011.

In accordance with FASB ASC, the Series A Redeemable Convertible Preferred Stock is classified outside of permanent equity because the occurrence of the qualified events are not solely within the control of the Company. In accordance with FASB ASC, the issuance costs of $735,129 are netted against the Private Placement of the Series A Redeemable Convertible Preferred Stock.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Earnings Per Share

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

	Year ended	Five months ended		Year ended
	March 31,	March 31,		October 31,
	2011	2010	2009	2009
			(unaudited)

Net (loss) income available for common shareholders
- basic	$(1,291,499)	$(1,602,795)	$2,175,164	$5,395,981
Less: write-off of total debt discount on convertible debt since unamortized debt discount is written-off upon conversion	-	-	(167,578)	-
Less: write-off of total deferred financing costs on convertible debt since unamortized financing costs are written-off upon conversion	-	-	(43,167)	-
Add: Accretion of interest expense to redemption value of Series A Preferred Stock	-	-	-	-
Add: Accretion of debt discount on convertible debt	-	-	-	-
Add: Interest expense on convertible note	-	-	-	-
Add: Amortization of deferred financing fees	-	-	43,025	-
Net (loss) income available for common shareholders
- diluted	(1,291,499)	(1,602,795)	2,007,444	5,395,981

Weighted average outstanding shares of common stock	26,438,125	26,017,835	25,000,000	25,000,000
Dilutive effect of warrants	-	-	-	-
Dilutive effect of options	-	-	-	-
Dilutive effect of Series A convertible preferred stock	-	-	-	-
Dilutive effect of convertible promissory notes	-	-	-	-
Diluted weighted average outstanding shares	26,438,125	26,017,835	25,000,000	25,000,000

Earnings per share:
Basic	$(0.05)	$(0.06)	$0.09	$0.22

Diluted	$(0.05)	$(0.06)	$0.09	$0.22

For the year ended March 31, 2011, no convertible preferred stock, convertible notes and warrants were included in the calculation of the Company’s diluted loss per share because the Company reported net losses from continuing operations.

For the five months ended March 31, 2010, no convertible preferred stock, convertible notes and warrants were included in the calculation of the Company’s diluted loss per share because the Company reported net losses from continuing operations.

For the five months ended March 31, 2009, common stock equivalents including convertible notes and warrants were anti-dilutive; therefore the amounts reported for basic and dilutive earning per share were the same.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended October 31, 2009, common stock equivalents including convertible preferred stock, convertible notes and warrants were anti-dilutive; therefore the amounts reported for basic and dilutive earning per share were the same.

22. Subsequent Event

On June 10, 2011, the Company has signed a loan agreement with Tianjin Rural Commercial Bank for RMB 30,000,000 (approximately $4,566,140). The annual interest rate is 7.6% and the loan is due on June 9, 2012. The loan is guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.

On June 16, 2011, the Company signed a construction agreement with China Tenth Metallurgy Group Limited Corporation for the construction of a research and development building in Weinan, PRC, for a total consideration of RMB10,673,523 (approximately $1,624,560). RMB3,500,000 (approximately $532,716) was paid to the contractor as a deposit as of March 31,2011. The Company has paid RMB3,000,000 (approximately $456,614) and RMB500,000 (approximately $76,102) on May 3 and June 27, 2011, respectively. The estimated completion date of the construction is December 31, 2011 and the balance will be paid progressively during the construction. The Company expected to pay RMB1,000,000 (approximately $152,205) in July 2011, RMB2,139,847 (approximately $325,695) in December 2011 and RMB533,676 (approximately $81,228) in March 2012.