Form 10-Q
period 2011-06-30
Yayi International Inc
filed 2011-08-15
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

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
(86) 22-27984033
Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                   Yes    X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes__   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [    ] Accelerated filer [    ] Non-accelerated filer [    ] (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes___   No _X_

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,454,558

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Page
Condensed Consolidated Balance Sheets (Unaudited)	2
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	4
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	8

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	March 31
	2011	2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,310,028	$13,360,392
Restricted cash	919,009	1,412,404
Accounts receivable, net of allowances of $96,261 and $72,036	6,744,936	4,776,780
Other receivable, net of allowances of $72,710 and $43,230	479,769	574,383
Inventories	4,120,022	3,885,481
Prepaid expenses	105,051	309,894
Land use rights - current portion	19,932	19,611
Advances	606,950	900,033
Deferred tax asset	157,885	374,124
Deferred financing cost	204,712	159,496
Total current assets	27,668,294	25,772,598

Property, plant and equipment, net	9,202,432	8,063,507
Livestock, net	570,416	563,402
Goodwill	294,397	289,643
Land use rights	953,433	942,939
Deposits on property, plant and equipment	19,431,895	19,063,439
Deferred tax asset	58,684	31,225
Deferred financing cost	795,953	867,552
Total assets	$58,975,504	$55,594,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$10,856,358	$10,654,328
Accounts payable	2,084,958	884,407
Other payable, bills payable and accrued expenses	3,633,758	3,172,782
Advance from customers	122,784	90,232
Income and other tax payable	1,349,364	1,214,494
Long term loans – current portion	7,194	17,697
Total current liabilities	18,054,416	16,033,940

Long-term liabilities:
Due to shareholders	5,508,208	5,450,233
Derivative liabilities	1,361,369	1,776,400
Convertible notes, net of discount of $3,606,709 and $3,858,839	5,313,291	5,061,161
Registration penalties and make good provision payable	606,756	473,283
	12,789,624	12,761,077

Total liabilities	30,844,040	28,795,017

Commitments and contingencies (Note 16)	-	-

PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	17,371,544	15,745,165

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 100,000,000 shares authorized, 26,454,558 and 26,454,558 shares issued and outstanding, respectively	26,454	26,454
Additional paid-in capital	5,873,178	5,840,290
Statutory surplus reserve fund	1,142,397	1,142,397
Retained earning	1,631,304	2,529,601
Accumulated other comprehensive income	2,086,587	1,515,381
Total stockholders’ equity	10,759,920	11,054,123
Total liabilities and stockholders' equity	$58,975,504	$55,594,305

The accompanying notes are an integral part of these condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended
	June 30,
	2011	2010

Net sales	$8,343,694	$6,219,693
Cost of goods sold	3,124,247	2,680,237

Gross profit	5,219,447	3,539,456

Operating expenses:
Sales and marketing expenses	2,778,562	3,559,166
General and administrative expenses	816,598	1,031,526

Total operating expenses	3,595,160	4,590,692

Income (loss) from operations	1,624,287	(1,051,236)

Other income (expenses):
Interest income	18,071	2,923
Interest expenses, including accretion of preferred stocks	(1,859,823)	(146,996)
Amortization of deferred financing costs and debt discount	(479,213)	-
Change in fair value of derivative liabilities	415,031	-
Expense on make good provision	(12,621)	-
Registration penalties	(120,852)	-
Other (expenses) income	(23,695)	(26,189)

Loss before income tax	(438,815)	(1,221,498)

Income tax (expense)/benefits	(459,482)	211,466

Net loss from operations	(898,297)	(1,010,032)
Foreign currency translation adjustment	571,206	109,257

Comprehensive loss	$(327,091)	$(900,775)

(Loss) per share of common stock
- Basic	$(0.03)	$(0.04)
- Diluted	$(0.03)	$(0.04)

Weighted average shares of common stock outstanding
- Basic	26,454,558	26,409,719
- Diluted	26,454,558	26,409,719

The accompanying notes are an integral part of these condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock		Additional	Statutory Surplus		Accumulated Other	Total
	Number of shares	Amount	paid-in capital	Reserve Fund	Retained Earnings	Comprehensive Income	Stockholders’ Equity

Balance at March 31, 2011	26,454,558	26,454	5,840,290	1,142,397	2,529,601	1,515,381	11,054,123

Employee stock-based compensation	-	-	32,888	-	-	-	32,888

Net loss for the period ended June 30, 2011	-	-	-	-	(898,297)	-	(898,297)

Foreign currency translation	-	-	-	-	-	571,206	571,206

Balance at June 30, 2011	$26,454,558	$26,454	$5,873,178	$1,142,397	$1,631,304	$2,086,587	$10,759,920

The accompanying notes are an integral part of these condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2011	2010

Cash flow from operating activities
Net loss	$(898,297)	$(1,010,032)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of livestock	260,254	151,041
Amortization of land use rights	4,950	3,142
Amortization of deferred financing costs	26,383	-
Allowance of bad debts	51,469	85,681
Employee stock-based compensation	32,888	144,417
Sales return allowance	-	(45,520)
Change in fair value of derivative liabilities	(415,031)
Accretion of debt discount	252,130	-
Accretion of preferred stock	1,626,379	-

(Increase) decrease in operating assets:

Accounts receivable	(1,898,163)	(2,307,007)
Other receivable	72,729	(117,805)
Inventories	(171,163)	(848,743)
Prepaid expenses	208,080	45,901
Advances	305,802	131,983
Deferred tax asset and current assets	194,130	(472,485)

Increase (decrease) in operating liability:
Accounts payable	1,173,867	588,112
Advance from customers	30,863	(89,896)
Income and other tax payable	113,896	227,681
Other payable, bills payable and accrued expenses	(208,125)	310,870
Registration penalties and make good provision payable	133,473	-
Net cash provided by (used in) operating activities	896,514	(3,202,660)

Cash flows from investing activities
Purchase of property, plant and equipment	(620,775)	(177,351)
Deposit for construction of factory and warehouse	(34,050)	-
Deposit for purchase of machinery and equipment	-	(453,008)
Proceeds from sale of livestock	-	62,973
Purchase and breeding of livestock	(19,915)	-
Net cash used in investing activities	(674,740)	(567,386)

Cash flows from financing activities

Proceeds from short term loans	4,637,105	7,390,150
Repayment of short term loans	(4,620,857)	(3,668,673)
Change in restricted cash	506,479	(42,551)
Due (from) to shareholders	-	(5,609)
Net cash provided by financing activities	522,727	3,673,317

Effect of exchange rate changes in cash	205,135	16,852

Net increase (decrease) in cash and cash equivalents	949,636	(79,877)

Cash and cash equivalents, beginning of period	13,360,392	4,727,677

Cash and cash equivalents, end of period	$14,310,028	$4,647,800

Supplemental disclosure of cash flow information
Cash paid during the period
Interest paid	$231,214	$97,995
Income tax paid	$140,046	$4,139

Supplemental disclosure of non-cash financing and investing activities;
Acquisition of property, plant and equipment in other payable	$683,395	$-
Non-cash exercise of 117,504 warrants into common stock	$-	$45
Deposits transferred to property, plant and equipment	$2,320	$-
Accrued interest on convertible notes	$200,700	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by Yayi International Inc, a Delaware corporation and its subsidiaries (collectively, the “Company”) , without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statement of operations for the three months ended June 30, 2011 is not necessarily indicative of the results that may be expected for the entire year ending March 31, 2012. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and related notes thereto included in the Company’s amended Annual Report on Form 10-K for the year ended March 31, 2011. The Company follows the same accounting policies in the preparation of interim reports.

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

The principal business activities of the Company consist of manufacturing and selling of goat milk powder. All business activities of the Company are conducted principally by its subsidiaries Milkgoat China, WeinanMilkgoat Production Co., Ltd. (“WeinanMilkgoat”), FupingMilkgoat Dairy Co., Ltd (“FupingMilkgoat”) and Shaanxi Milkgoat Dairy Co., Ltd (“Shaanxi Milkgoat”) operating in the PRC whereas Milkgoat Industrial is a BVI investment holding company.

2. Summary of Significant Accounting Policies

Basis of Consolidation - The consolidated financial statements include the accounts of Yayi International Inc. and its wholly-owned subsidiary, Milkgoat Industrial together with its wholly-owned subsidiaries, Milkgoat China, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat. All material intercompany transactions have been eliminated in consolidation.

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

Research and development - Research and development costs are expensed as incurred. Research and development expenses amounted to $17,241 and $19,704 for the three months ended June 30, 2011 and June 30, 2010, respectively.

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of June 30, 2011, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $2,011,341 and $2,433,448 for the three months ended June 30, 2011 and June 30, 2010, respectively.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – Continued

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in sales and marketing expenses. During the three months ended June 30, 2011 and June 30, 2010, shipping and handling costs were $92,622 and $121,112, respectively.

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

Slotting fees of $204,830 and $2,315,605 were recorded as a reduction of sales revenue for the three months ended June 30, 2011 and June 30, 2010, respectively.

Capitalized Interest - Interest is capitalized as part of the historical cost during the construction period for qualified assets . Interest is capitalized until the asset is ready for service. Capitalized interest is determined based upon the Company’s weighted-average borrowing cost on debt for the average amount of qualifying costs incurred.  Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment, along with other capitalized costs related to that asset.

Guarantee fee - The Company pays guarantee fee at the inception of certain loans to guarantee companies in order to obtain loans from banks.  Guarantee fee is initially recorded in prepaid expenses and amortized on a straight-line basis over the duration of the loan as guarantee fee expense which is reflected in interest expense on the Statement of Operations.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that provide disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this update did not have a material impact to the Company’s financial position.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this amendment did not have a material impact to the Company’s financial position.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - Continued

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.  This standard was adopted effective April 1, 2011 and the adoption of this standard did not have a material impact to the Company’s financial position.

Recently Issued Accounting Pronouncements Not yet Adopted

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings.  This standard is not currently applicable to the Company because the Company currently does not have reporting units with zero or negative carrying amounts.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments include the following:

•	Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.
•	Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – Continued

Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011.

The Company is currently evaluating the impact, and do not expect the adoption of this amendment have a material impact on the Company’s financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted because compliance with amendments is already permitted. The Company already complies with this presentation.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Restricted Cash
	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Bank deposits held as collateral for bills payable	$510,919	$1,004,314
Bank deposits held in escrow (Note 13)	408,090	408,090
	$919,009	$1,412,404

Cash of $408,090 from the private placement was held in escrow for the Company as of June 30, 2011 (Note 12).

4. Other Receivable

	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Advance to staff	$27,454	$37,892
Security deposit	488,892	470,313
Sundry	36,133	109,408
	552,479	617,613
Less: allowance for bad debts	(72,710)	(43,230)
	$479,769	$574,383

The amount due from an unrelated party is interest-free, unsecured and has no stated terms of repayment.

5. Inventories

Inventories consist of:

	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Raw materials	$2,371,866	$2,709,596
Packaging	493,950	497,341
Finished goods	1,254,206	678,544
	$4,120,022	$3,885,481

As of June 30, 2011 and March 31, 2010, there was no allowance made for obsolete or slow moving inventory.

As of June 30, 2011, the Company had approximately $1,702,367 of inventory that is pledged as collateral for loan.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Deposits on Property, Plant and Equipment

Deposits on property, plant and equipment consist of:
	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Advances to Tianjin Mengyang Biological Development Co., Ltd ("Tianjin
Menyang"), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 16)	$4,419,864	$4,348,488
- purchase of factory and warehouse (Note 16)	11,677,676	11,489,095
- advances for renovation of office building (Note 16)	362,005	356,159
Deposits for construction in progress (Note 16)	581,761	572,366
Advanced payment for purchasing machinery and equipment	2,390,589	2,297,331
	$19,431,895	$19,063,439

The main body construction of office building had been completed as of September 2010. The construction project is under inspection and the completion date is subject to the inspection report to be issued. Based on the Company’s estimate, the completion date is expected to be postponed to the fourth calendar quarter of 2011 (Note 16). The Company expects that the building will be operational during the fourth calendar quarter of 2012.

The main body construction of factory and warehouse had been completed as of September 2010. The construction project is under inspection and the completion date is subject to the inspection report to be issued. Based on the Company’s estimate, the completion date is expected to be postponed to the fourth calendar quarter of 2011 (Note 16). The Company expects that the facility will start operating during the fourth calendar quarter of 2012.

The construction in progress relates to the construction and installation of central system pipelines. The estimated completion date of installation is postponed to the fourth calendar quarter of 2013 (Note 16).

The advanced payment for purchasing machinery and equipment relates to the purchases of machinery and equipment from several suppliers. They are expected to be delivered to the Company between July 2012 and March 2013 after the approval of final inspection.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)
At cost:
Leasehold improvement	$72,891	$71,714
Plant and buildings	4,411,718	4,338,544
Machinery	3,964,457	3,895,981
Furniture, fixtures and equipment	243,687	239,364
Motor vehicles	343,641	338,091
	9,036,394	8,883,694
Less: accumulated depreciation and amortization	(2,068,521)	(1,799,269)
	6,967,873	7,084,425
Construction in progress	2,234,559	979,082
	$9,202,432	$8,063,507

During the three months ended June 30, 2011, depreciation expenses amounted to $238,120, of which $214,164 and $23,956 was recorded as cost of sales and other selling, general and administrative expense, respectively.

During the three months ended June 30, 2010, depreciation expenses amounted to $126,597, of which $102,817 and $23,780 was recorded as cost of sales and other selling, general and administrative expense, respectively.

As of June 30, 2011, the Company is in the process of negotiating the total consideration of the agreement for construction of a dormitory project.  The construction of the dormitory started on February 15, 2011 and the estimated completion date is June 30, 2012.  As the total consideration was not confirmed yet when the construction started, the contractor, China Tenth Metallurgy Group Limited Corporation signed a memorandum of understanding with the Company on January 24, 2011 agreeing to prepay the estimated construction fee of RMB4,500,000 (approximately $696,163) on behalf of the Company because of their long-term business relationship and this is recorded in other payable, bills payable and accrued expenses on the balance sheet as of June 30, 2011.  As of June 30, 2011, the main body of the dormitory was completed but it needs renovation and installation of furniture and equipment before it can be used and hence RMB4,500,000 (approximately $696,163) was recorded in construction in progress until the renovation and installation is completed.  On August 10, 2011, the Company obtained the signed construction agreement and the contract value is confirmed to be RMB4,519,617 (approximately $699,198) (Note 20).

8. Short Term Loans

On June 3, 2010, the Company entered into three loan agreements with Tianjin Rural Commercial Bank for RMB8,000,000 (approximately $1,237,624) each and a loan agreement for RMB6,000,000 (approximately $928,218). The annual interest rate is 5.8% and the loans were renewed on June 10, 2011. We have renewed the loan agreements with Tianjin Rural Commercial Bank for RMB30,000,000(approximately$4,641,089), and the annual interest rate is 7.572%. The new due date of the loans is June 9, 2012. These loans are guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. with the guarantee fee of RMB600,000 (approximately $92,822).

On June 8, 2011, the Company entered into a loan agreement with Citibank for RMB175,500 (approximately $27,150). The annual interest rate is 8.593% and the loan is due on September 5, 2011. The loan is guaranteed by Tianjin Mengyang with the guarantee fee of RMB70,200 (approximately $10,860).  This loan was extended under a revolving credit facility of RMB 8,000,000 (approximately $1,237,623) entered into with Citibank on November 6, 2010.  The unused amount as of June 30, 2011 was RMB 7,824,500 (approximately $1,210,473) (Note 20).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Due to Shareholders
	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)

Li Liu, a director of the Company, officer and principal shareholder	$3,589,941	$3,531,966
Other shareholders	1,918,267	1,918,267
	$5,508,208	$5,450,233

On June 12, 2009, the persons who were shareholders of Milkgoat China before Milkgoat Industrial acquired their interests in Milkgoat China on January 15, 2008 (the “Original Shareholders”) entered into a restructuring agreement whereby the Original Shareholders, upon receipt of RMB30,500,000 (approximately $4,718,441) of dividend payable from Milkgoat Industrial agreed to provide an interest-free loan of the same amount to Milkgoat China. The entire amount of dividend was paid to the Original Shareholders and was lent to Milkgoat China by the Original Shareholders.

The amounts due to director, Li Liu and the other shareholders are unsecured with no stated interest and are not expected to be repaid within the fiscal year ending March 31, 2012.

10. Convertible notes, net

The convertible notes payable, net of debt discount consists of the following as of June 30, 2011 and 2010:

	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Convertible notes payable	$4,604,447	$4,604,447
Accretion of debt discount - warrants and beneficial conversion feature	708,844	456,714
Convertible notes payable, net	$5,313,291	$5,061,161

Accrued interest on the convertible notes payable as of June 30, 2011 was $200,700. The interest expense on the convertible notes for the three months ended June 30, 2011 was $202,930.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Income Tax

The enterprise income tax is reported on a separate entity basis.

United States

The Company was incorporated in Delaware and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the three months ended June 30, 2011. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulted from the net operating loss.

BVI

Milkgoat Industrial was organized in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC

Milkgoat China, Weinan Milkgoat, Fuping Milkgoat and Shaanxi Milkgoat are subject to PRC income tax. Income tax  (expense) benefits for the three months ended June 30, 2011 and 2010 were ($459,482) and $211,466, respectively.

Effective January 1, 2008, the statutory PRC tax rate is 25%. Therefore, the statutory PRC rate for the three months ended June 30, 2011 and year ended March 31, 2011 was 25%.

The following is a reconciliation of the tax derived by applying the PRC statutory rate to the earnings before income taxes, and comparing that to the recorded income tax (expense) benefits:

	Three months ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)

Tax (expense) benefits at PRC statutory rate	25.0%	25.0%
(Under) over accrual in prior years	(0.5%)	5.1%
Unrecognized tax benefit of current period tax losses	(9.9%)	(3.0%)
Parent company's expenses not subject to PRC tax	(119.3%)	(9.8%)
Effective tax rate	(104.7%)	17.3%

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the three months ended June 30, 2011 and 2010. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

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

Make Good Escrow Agreement

On September 27, 2010, the Company, a major shareholder of the Company, Global Rock, Euro Pacific Capital, Inc. and Escrow, LLC entered into a make good escrow agreement (the “Make Good Escrow Agreement”). Pursuant to the Make Good Escrow Agreement, Global Rock agreed to place a total of 669,000 shares of common stock held by it, which is equal to 15% of the amount of shares of common stock issuable upon conversion of the 9% Convertible Notes (the “Make Good Shares”), into escrow to secure certain make good obligations of the Company. In the event that the combined net sales of the Company of both of the fiscal years ending March 31, 2011 and 2012 is less than $125 million, Global Rock will transfer the Make Good Shares to the investors, on a pro rata basis to the extent of shortfall of the actual net sales achieved compare to the guaranteed net sales of $125 million for no additional consideration. As of June 30, 2011, it is probable that the guaranteed net sales of $125 million for fiscal years ending March 31, 2011 & 2012 may not be achieved. The estimated fair value as of June 30, 2011 of the 266,390 shares expected to be delivered is $218,304 and is reflected as Registration penalties and make good provision payable on the balance sheet as of June 30, 2011. The fair value of Make Good Escrow Agreement will be analyzed every period end using a probability weighted assessment method and adjusted if necessary.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Issuance of Convertible Notes and Series of Warrants - Continued

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

Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement on Form S-1 (the “Registration Statement”), within 30 days after the closing of the private placement, or the Closing, and cause the Registration Statement to be declared effective by the Securities and Exchange Commission with 180 days after the Closing. The Company may be subject to liquidated damages in an amount up to 8% ($713,600) of the aggregate investment amount paid by the investors in the private placement if it is unable to file, obtain and maintain effectiveness of the Registration Statement as required by the Registration Rights Agreement by March 27, 2011. The Company filed the Registration Statement on October 27, 2010 and it is effective on August 8, 2011. As of June 30, 2011, the Company has accrued a registration penalty of $388,452 and is reflected as Registration penalties and make good provision payable on the balance sheet as of June 30, 2011.

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

12. Issuance of Convertible Notes and Series of Warrants – Continued

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

The value of the embedded conversion option and the warrants are re-measured at June 30, 2011 using the CRR binomial model with the same assumptions as stated above except for a risk free interest rate of 0.54% and volatility of 120%. The decrease in fair value of these derivative liabilities for the three months ended June 30, 2011 totaled $415,031, respectively (Note 14).

The initial carrying value of the convertible notes will be accreted to their redemption value of $8,920,000 over the three years term of the convertible notes at an effective interest rate of 34.77%. Effective interest expense recorded for the three months ended June 30, 2011 is $452,830.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Warrants

Series A, B, C and D Warrants expired on June 6, 2011.

	Shares outstanding	Fair Value
Series E Warrants issued for extension of maturity date of loan from Allied Merit	250,000	$233,547
Series F Warrants issued to Investor (Note 12)	1,115,000	230,805
Series F Warrants issued to Placement agent (Note 12)	312,200	64,624
	1,677,200	$528,976

:
			Exercise Price
	Warrant	Vested	per Common
	Shares	Shares	Stock Range

Balance, March 31, 2011	4,414,439	4,414,439	$1.08-2.50

Granted or vested during the three months ended June 30, 2011	-	-	-
Exercised during the three months ended June 30, 2011	-	-	-
Expired during the three months ended June 30, 2011	(2,737,239)	(2,737,239)	$1.08-1.35
Balance, June 30, 2011	1,677,200	1,677,200	$1.08-2.50

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding
	Number Outstanding and		Weighted Average Exercise
Range of Exercise Prices	Currently Exercisable at June 30, 2011	Weighted Average Remaining Contractual Life (Years)	Price of Warrants outstanding and Currently Exercisable

$1.08	250,000	0.04	$1.08
$2.50	1,427,200	2.25	$2.5

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

The following table sets forth a summary of changes in fair value of Level 3 liabilities for the three months ended June 30, 2011:

Liabilities:
Balance of derivative liabilities as of March 31, 2011	$1,776,400
Initial fair value of derivative liabilities	-
Change in fair value of derivative liabilities	(415,031)
Balance of derivative liabilities as of June 30, 2011	$1,361,369

The fair value of the derivative liabilities was determined using the CRR binominal model (Note 15), the following table sets forth the components of derivative liabilities:

	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Derivative liabilities – warrants to investors and placement agent	$295,429	$394,802
Derivative liabilities – conversion option on convertible notes	1,065,940	1,381,598
Balance of derivative liabilities	$1,361,369	$1,776,400

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

The Company also entered into separate Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan Award Agreements (the “Option Agreements”), with each of Ms. Jing Chen, the Company's Chief Financial Officer and Mr. Fung Shek, the Company's Vice President and Director. Under the terms of the Option Agreements, the Company agreed to grant a stock option, at an exercise price at $2.25 per share, to each of Ms. Chen and Mr. Shek for the purchase of 250,000 shares of common stock and 106,000 shares of common stock, respectively. According to the Option Agreements, 25% of the option granted to each of Ms. Chen and Mr. Shek will vest on the first anniversary of the grant date, and the balance will vest in equal quarterly installments over the next three years on the last day of each quarter, subject to Ms. Chen's and Mr. Shek's continuing employment with the Company through these dates. 62,500 and 26,500 options to Ms. Chen and Mr. Shek are vested as of June 30, 2011, respectively.

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

The compensation expenses accrued for the Plan which is subject to employees’ continuing employment and meeting the performance goals established by the department manager and/or the Company’s CEO. During the year ended March 31, 2011, a total of 385,300 options, originally valued at $380,985, failed to vest and have been cancelled due to employee resignation and employees not meeting performance target. During the three months ended June 30, 2011, a total of 60,450 options, originally valued at $59,773, failed to vest and have been cancelled due to employee resignation and employees not meeting perform target. 104,900 options are vested as of June 30, 2011.

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

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding options as of June 30, 2011:

Options Outstanding
Range of Exercise Prices	Number of options Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life (Years)

$0.98-2.25	1,460,642	8.94

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Employee Stock Ownership Plan - Continued

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. Total compensation expense related to the stock options for the three months ended June 30, 2011 was $32,888. For the three months ended June 30, 2011, $28,941 and $3,947 were recorded as general and administrative expense and selling expense respectively. As of June 30, 2011, there was $536,064 of unrecognized compensation costs related to unvested share-based compensation arrangements granted under the Plan that is expected to be recognized through May 31, 2014. There were 193,900 shares of options vested during the three months ended June 30, 2011.

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

A summary of the Company’s stock option activity as of June 30, 2011, and changes during the three months ended June 30, 2011 is presented in the following table:

		Weighted-Average
	Options	Exercise Price

Outstanding at March 31, 2011	1,521,092	$1.66
Granted	-	-
Exercised	-	-
Cancelled	(60,450)	2.25
Outstanding at June 30, 2011	1,460,642	$1.63

Exercisable at June 30, 2011	901,892	$1.25

The weighted average remaining contractural life of the currently exercisable options is 8.94 years.

16. Commitments and Contingencies

Purchase of Office Building with a total consideration of $4,585,396

On January 15, 2007, the Company signed a sales and purchase agreement with Tianjin Mengyang to buy a four-story office building of an approximate construction area of 7,800 square meters located at Jinghai Industrial Park, or Jinghai Project, for a total consideration of RMB29,640,000 (approximately $4,585,396). The main body construction of office building was completed in September 2010. The construction project is under inspection and the completion date is subject to the issuance of inspection report. Based on the Company’s estimate, the completion date of inspection would be October 2011 and the Company would receive the certificate of right to use in December 2011.  As of June 30, 2011, RMB28,570,000 (approximately $4,419,864) was paid and recorded as advances on property, plant and equipment. The remaining RMB1,070,000 (approximately $165,532) would be paid in 2 installments of RMB535,000 (approximately $82,766) each upon receiving the certificate of right to use.

Renovation of Office Building with a total consideration of $724,010

As of June 30, 2011, the first payment of RMB2,340,000 (approximately $362,005) was paid to Tianjin Mengyang for interior renovation of the building and was recorded as advances and deposits on property, plant and equipment. The remaining RMB936,000(approximately $144,802), RMB936,000(approximately $144,802) and RMB468,000 (approximately $72,401) are to be paid in July, September and October 2012, respectively, upon the inspection of the completed renovation project . Based on the Company’s estimate, the completion date would be fourth calendar quarter of 2011.  If the remaining balance is not paid upon completion of the project, the balances will bear interest at the PRC prime interbank rate of 6.03% per annum for a three months loan from Tianjin Mengyang.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies - Continued

Purchase of Factory & Warehouse with a total consideration of $13,999,845

On September 26, 2008, the Company signed a factory transfer agreement with Tianjin Mengyang to purchase three warehouses and a factory of an approximate construction area of 30,165 square meters situated at Jinghai Industrial Park for a total consideration of RMB90,495,000 (approximately $13,999,845). The Company paid a total of RMB44,404,000 (approximately $6,869,431) in 2008.

On January 20, 2009, the Company signed a supplemental agreement with Tianjin Mengyang to postpone the construction completion date to December 31, 2009. Under the first supplement agreement, the parties agreed that the RMB33,000,000 (approximately $5,105,199) is to be paid by 11 monthly installments of RMB3,000,000 (approximately $464,109) each from January 2009 to November 2009. The company paid RMB9,000,000 (approximately $1,392,327) in cash and settled the other RMB6,000,000 (approximately $928,218) by offsetting a short term loan due from Tianjin Mengyang up to May, 2009.

On June 12, 2009, the Company signed a second supplemental agreement with Tianjin Mengyang under which the parties agreed that the remaining balance for factory and warehouse of RMB31,091,000 (approximately $4,809,869), will be paid by 3 installments. The first installment of RMB16,080,500 (approximately $2,487,701) was paid on the completion of the main framework of the construction in Oct, 2009. The second installment of RMB7,505,250 (approximately $1,161,084) is due upon satisfactory inspection of the construction. The final installment of RMB7,505,250 (approximately $1,161,084) is due upon receiving the certificate of right to use.

The construction of the main office buildings, factory and warehouse was completed in September 2010. Tianjin Construction Commission requires the Company to provide the inspection report before the renovation projects could begin. On September 16, 2010, the Chinese State Council issued a “Circular on Further Strengthening the Quality and Safety of Dairy Products No. (2010) 42”, which requires newly established dairy product manufacturing companies to comply with “Rules for Implementation of Regulations on Issuing Infant Formula Milk Powder Production License” which was issued by the Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) in November 2010. The rules tighten the examination criteria of production license and inspection standard of milk product. Therefore, Jinghai Project is subject to more stringent inspection before the inspection report could be issued. Based on the Company’s estimate, the completion date of Jinghai Project is postponed to the fourth calendar quarter of 2011.

As of June 30, 2011, total payments of RMB75,484,500 (approximately $11,677,676) were made and recorded as advances and deposits on property, plant and equipment. The remaining RMB15,010,500 (approximately $2,322,168) are to be paid by 2 installments of RMB7,505,250 (approximately $1,161,084) each. The first installment is due upon satisfactory inspection of the construction. The second installment is due upon receiving the certificate of ownership.

Purchase of Machinery & Equipment of a total consideration of $7,704,976

During the fiscal year ended March 31, 2010, the Company signed a contract to purchase machinery and equipment to expand its liquid goat milk production line, totaling RMB25,627,000 (approximately $3,964,573) and has been paid to the supplier as of June 30, 2011. RMB1,703,000 (approximately $263,459) of it was recorded in construction in progress and RMB5,266,600 (approximately $814,759) of it was recorded in advances on property, plant and equipment for those machinery and equipment not delivered yet. After March 31, 2010, the Company adopted a new marketing strategy and signed a memorandum with the supplier for switching the purchase contract of machinery and equipment RMB 5,266,600 (approximately $814,759) from Milkgoat China, our subsidiary company to Shaanxi Milkgoat, our another subsidiary. The remaining of RMB18,657,400 (approximately $2,886,355) is expected to be paid in the fourth quarter calendar year 2013.

On May 25, 2010, the Company entered into a construction agreement with Tianjin Jinghai Power Co., Ltd., for the installation of a 10KV-1250KVA substation with a total amount of RMB5,000,000 (approximately $773,514). As of June 30, 2011, the first payment of RMB1,000,000 (approximately $154,703) were paid and recorded in advances and deposits on property, plant and equipment. The remaining RMB2,500,000 (approximately $386,757) and RMB1,500,000 (approximately $232,054) are to be paid in July and September 2012, respectively, when the construction is completed. Based on the Company’s estimate, the completion date would be in the fourth calendar quarter of 2012.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies – Continued

On May 26, 2010, the Company signed a contract with Tianjin Jinquan Co., Ltd. for the GMP Cleaning Workshop Installation with the total amount of RMB3,000,000 (approximately $464,108). As of June 30, 2011, the first payment of RMB1,500,000 (approximately $232,054) were paid and recorded in advances and deposits on property, plant and equipment. The remaining RMB1,500,000 (approximately $232,054) are to be paid by 2 installments. The first installment of RMB 1,050,000 (approximately $162,438) will be paid in August 2012 when the main construction materials are delivered. The final installment of RMB 450,000 (approximately $ 69,616) will be paid in September 2012 when the construction is completed.  Based on the Company’s estimate, the completion date would be in the fourth calendar quarter of 2012.

During the fiscal year ended March 31, 2011, the Company signed a contract with Shantou Xinyi for milk production equipment, totaling RMB670,000 (approximately $103,651). As of June 30, 2011, the Company paid RMB201,000 (approximately $31,095) and was recorded in advances on property, plant and equipment. The Company expects the equipment will be delivered in the third calendar quarter of 2012. The remaining  RMB 335,000 (approximately $51,825) and RMB 67,000 (approximately $10,365) will be paid in July and September 2012, respectively, when the machinery and equipment is delivered and inspected. The final payment of RMB 67,000 (approximately $10,365) is to be paid in February 2013 after the approval of final inspection of equipment.

There is a contract signed with ShangHaiDahe for purchasing goat milk powder production lines, totaling RMB16,379,500 (approximately $2,533,957). As of June 30, 2011, the Company paid RMB5,732,700 (approximately $886,866) and recorded in advances on property, plant and equipment. The remaining RMB10,646,800 (approximately $1,647,091) will be paid progressively, RMB7,339,550 ($1,135,450), RMB2,456,925 ($380,094) and RMB850,325 ($131,547) will be paid in July, September 2012 and March 2013, respectively when the construction of factory and warehouse pass the inspection and upon receiving the certificate of ownership.

The Company signed some small contracts for purchasing machinery and equipment with a total amount of RMB625,000 (approximately $96,689) and recorded in advances and deposits on property, plant and equipment as of June 30, 2011.

Installation of central system pipelines with a total consideration of $1,939,202

On October 28, 2009, Shaanxi Milkgoat entered into a Project Installation Agreement (the “Installation Agreement”), with Heilongjiang Tianhong Food Equipment Co., Ltd. (“Heilongjiang Tianhong”), which provided for, among others, and install all the process pipelines and the central system pipelines at Shaanxi Milkgoat’s new joint production facility. Pursuant to the Installation Agreement, Shaanxi Milkgoat agreed to pay Heilongjiang Tianhong an aggregate of RMB 12,535,000 (approximately $1,939,202) in five installments for the service that Heilongjiang Tianhong will provide.

As of June 30, 2011, the first payment of RMB3,760,500 (approximately $581,761) representing 30% of the consideration, was paid and recorded in advances and deposits on property, plant and equipment. The remaining balance of RMB8,774,500 (approximately $1,357,441) includes RMB3,760,500 (approximately $581,761) is expected to be paid within seven days after the beginning of installation, RMB1,253,500 (approximately $193,920) is expected to be paid within ten days after the completion of installation, RMB3,133,750 (approximately $484,800) is expected to be paid within ten days after the inspection of installation and RMB626,750 (approximately $96,960) is expected to be paid one year after the inspection of installation. Heilongjiang Tianhong agreed to complete the installation within 90 days after Shaanxi Milkgoat provides to Heilongjiang Tianhong an appropriate construction site for the installation according to the Installation Agreement. The estimated completion date of installation is postponed to fourth calendar quarter of 2013.

Construction of a research and development building with a total consideration of $1,651,225

On June 16, 2011, the Company signed a construction agreement with China Tenth Metallurgy Group Limited Corporation for the construction of a research and development building in Weinan, PRC, for a total consideration of RMB10,673,523 (approximately $1,651,225).  As of June 30, 2011, total payment of RMB7,000,000 (approximately $1,082,921) was paid to the contractor.  The estimated completion date of the construction is in fourth calendar quarter of 2011 and the balance will be paid progressively during the construction.  The Company expected to pay RMB1,000,000 (approximately $154,703) in August 2011, RMB2,139,847 (approximately $331,040) in December 2011 and RMB533,676 (approximately $82,561) in March 2014.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Concentrations, Risks, and Uncertainties

The Company did not have any customer constituting 10% or greater of net sales for the three months ended June 30, 2011 and 2010.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

The Company has the following concentrations of business with suppliers constituting 10% or greater of the Company’s purchased value for the three months ended June 30, 2011 and 2010:

	Three months ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)
Tianjin Hua Ai Co., Ltd.	11.9%	*

* Constitute less than 10% of the Company's purchased value.

As of June 30, 2011, amount due to Tianjin Hua Ai Co., Ltd. was $243,829.

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

In accordance with FASB Accounting Standards Codification (ASC), the initial amount of such redeemable preferred stock should be its fair value at date of issue. If such convertible preferred stock is not currently redeemable and it is not probable that such convertible preferred stock will become redeemable, subsequent adjustment to its redemption amount is not necessary until it is probable that the such convertible preferred stock will become redeemable. The Series A Redeemable Convertible Preferred Stock is not redeemable currently. Management assesses the probability of the above two qualified events not occurring on a quarterly basis. The Company is currently working on complying with the NASDAQ listing requirements however based on management’s future projection of earnings per share and considering P/E ratio of similar companies in the dairy industry, management believes it is not probable that the Company will be able to maintain a closing market price of no less than $4.25 per share of common stock for 30 consecutive trading days. Therefore, the Company accreted the change in the redemption value using the effective interest method starting from January 2011. The fair value of the Series A Redeemable Convertible Preferred Stock of $15,000,000 is accreted to equal the redemption value of $26,383,562 over the 18 months period from January 1, 2011 to June 30, 2012 at an effective interest rate of 45.7%. Interest expenses of $1,626,379 are being accreted for the three months ended June 30, 2011.

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

	Three months ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)

Net loss available for common shareholders - basic	$(898,297)	$(1,010,032)
Net loss available for common shareholders - diluted	$(898,297)	$(1,010,032)

Weighted average outstanding shares of common stock	26,454,558	26,409,719
Diluted weighted average outstanding shares	26,454,558	26,409,719

Loss per share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19. Earnings Per Share – Continued

The computation of basic loss per share for the three months ended June 30, 2011 and 2010 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	Three months ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)
Warrants outstanding	1,677,200	3,084,814
Options outstanding	1,460,642	1,906,392
Series A convertible preferred stock outstanding	15,306,120	15,306,120
Convertible promissory notes outstanding	4,460,000	-
	22,903,962	20,297,326

For the three months ended June 30, 2011 and 2010, no convertible preferred stock, convertible notes and warrants were included in the calculation of the Company's diluted loss per share because the Company reported net losses from continuing operations.

20. Subsequent Events

Subsequent to June 30, 2011, the Company entered into 5 loan agreements with Citibank totaling of RMB1,017,363 (approximately $157,389). The annual interest rate is 8.8% and the loan is due between September 30, 2011 and October 20, 2011.  The loan is extended under the RMB 8,000,000 (approximately $1,237,623) revolving facility entered into on November 8, 2010 with Citibank (Note 8) and is guaranteed by Tianjin Mengyang with the guarantee fee totaling of RMB406,955 (approximately $62,957).

On August 1, 2011, the Company renewed the loan agreements with Shanghai PuDong Development Bank for RMB10,000,000 (approximately$1,547,030).  The annual interest rate is 7.872% and the new due date of the loans is August 1, 2012. These loans are guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.

On August 10, 2011, the Company signed a construction agreement with China Tenth Metallurgy Group Limited Corporation for the construction of dormitory, for a total consideration of RMB4,519,617 (approximately $699,198).  The estimated completion date of the dormitory is June 30, 2012.  The Company expected to pay 2 installments of RMB1,350,000 (approximately $208,849) each in September and October 2011, respectively.  The balance of RMB1,575,000 (approximately $243,657) and RMB244,617 (approximately $37,843) are expected to pay in November 2011 and June 2014, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; and any statements of belief or intention. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward looking statements.  Such risks and uncertainties include any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended March 31, 2011 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Certain Terms

In this report, unless indicated otherwise:

●	“BVI” refers to the British Virgin Islands;
●	“China,” “Chinese” and “PRC,” refer to the People’s Republic of China;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended
●	“Fuping Milkgoat” refers to Fuping Milkgoat Dairy Co., Ltd., a company organized under the laws of the PRC;
●	“Milkgoat China” refers to Milkgoat (China) Goat Dairy Co., Ltd., a company organized under the laws of the PRC;
●	“Renminbi” and “RMB” refer to the legal currency of PRC;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
●	“we,” “us,” “our company,” “our” and “Yayi” refer to the combined business of Yayi International Inc. and/or its consolidated subsidiaries, as the case may be; and
●	“Weinan Milkgoat” refers to Weinan Milkgoat Production Co., Limited, a company organized under the laws of the PRC.

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

Our powder products are sold throughout most of China. Since the end of 2009, we have been working with Trout & Partners to streamline our product portfolio and refine our brand image in order to position and strengthen our “Milk Goat” brand as the premium goat milk brand throughout China. Our portfolio has been streamlined to feature 14 product varieties under the MilkGoat brand as well as 13 additional product varieties targeting infant-maternity stores to better fit the diverse needs of our consumers. Most of our goat milk products are formulated through the inclusion of supplements such as vitamins, calcium, iron, selenium, chromium and omega-3 fatty acids, as needed to address the nutritional or health needs of the consumers. We sell and distribute our products through a network of approximately 3,800 retail points including infant-maternity chain stores, domestic and multinational supermarkets and drug stores, as well as catalogue sales across China. We sell most of our products to more than 200 distributors, who in turn sell our products to the retail points. The distributors are located in 23 provinces in China. In order to streamline the distribution process, we directly contract with infant-maternity store chains with more than 20 stores. This allows us to sell directly to the chains without an agent. We also hope to shift our revenue mix towards greater infant-maternity stores sales as they have lower slotting fees and higher margins.

First Quarter Financial Performance Highlights

With an efficient slotting fee control and increasing demand for our raw goat milk powder, we experienced a significant growth in our revenues during the first fiscal quarter ended June 30, 2011.

The following shows financial highlights for the fiscal quarter ended June 30, 2011:

●	Net Sales: Net sales for the three months ended June 30, 2011 were more than $8.3 million, an increase of 34.1% from the three months ended June 30, 2010.

●	Gross Margin: Gross margin was 62.6% for the three months ended June 30, 2011, as compared to 56.9% for the three months ended June 30, 2010.

●	Operating Profit: Operating profit was approximately $1.6 million for the three months ended June 30, 2011, which is an increase of $2.7 million as compared to the three months ended June 30, 2010.

●	Net Loss: Net loss was approximately $0.9 million for the three months ended June 30, 2011, which is a decrease of $0.1 million as compared to the three months ended June 30, 2010.

●	Loss per Share: Fully diluted loss per share was $0.03 for the three months ended June 30, 2011.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the same period in the prior year.

	Three Months Ended June 30,
	2011	2010
			change	variance

Net Sales	$8,343,694	$6,219,693	$2,124,001	34.1%
Cost of goods sold	(3,124,247)	(2,680,237)	(444,010)	16.6%
Gross profit	5,219,447	3,539,456	1,679,991	47.5%
Operating expenses:
Sales and marketing expenses	(2,778,562)	(3,559,166)	780,604	-21.9%
General and administrative expenses	(816,598)	(1,031,526)	214,928	-20.8%
Income (loss) from continuing operations	1,624,287	(1,051,236)	2,675,523	-254.5%
Other (expenses) income, net	(2,063,102)	(170,262)	(1,892,840)	1111.7%
Income tax (expense) benefit	(459,482)	211,466	(670,948)	-317.3%
Net (loss) income attributable to Yayi International Inc.	$(898,297)	$(1,010,032)	$111,735	-11.1%

Net Sales.  Our net sales are generated from sales of premium goat milk formula products and raw milk powder.  Net sales for the three months ended June 30, 2011 were approximately $8.3 million, an increase of 34.1% from the three months ended June 30, 2010.  This increase was primarily due to a decrease of $2.1 million in the slotting fees as compared to the prior year period, which are offset to revenue as they are incurred. In the past, we paid a substantial amount of slotting fees when we developed new supermarket distribution channels. Since the first fiscal quarter of 2012, we have changed our marketing strategy and focused on increasing sales volume on the existing supermarkets and slowed down the pace of opening new stores. The decrease in slotting fees resulted in the unit sales price of our formula product being increased to $29,533 per ton from $21,709 per ton for the prior year period. Excluding the impact of slotting fees, the sales in formula products decreased by 4.3% from $8.5 million to $8.2 million, mainly because we launched new products since second calendar quarter of 2010, which cause some delay to make the new products available to our consumers at stores. As the amount of Chinese raw milk powder producers decreased due to the government-mandated manufacturing license renewals, the market demand for raw milk powder increased.  As a result, we sold approximately $0.4 million raw milk powder to external customers through our subsidiary Fuping Milkgoat during the first quarter ended June 30, 2011, compared to $0 sold in the same period in prior year.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

		Three Months ended	Three Months ended
Product Name		June 30, 2011	June 30, 2010
Goat Milk Powder	Quantity (ton)	270	287
Products	Unit price	$29,533	21,709
Raw Milk Powder	Quantity (ton)	82	-
	Unit price	$4,614	-

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead.  Cost of goods sold for the three months ended June 30, 2011 was approximately $3.1 million, an increase of 16.6% from the three months ended June 30, 2010, primarily attributable to general increase in raw milk and costs of added nutrients, partially offset by a decrease in giveaway cost. The unit cost of powdered formula products increased by 6.4% from $9,355 per ton to $9,957 per ton. The giveaway cost, which was involved in the cost of powdered formula products, decreased by 46.6% from $0.4 million to $0.2 million, mainly attributable to the “buy two new products get one old product free” offers to clean up the inventory of our original products during the three months ended June 30, 2010. Excluding the impact of the giveaway cost, the unit cost of powdered formula products increased by 15.3% from $7,942 per ton to $9,155 per ton.

Gross Profit.  Our gross profit is equal to the difference between our net sales and our cost of goods sold.  Gross profit for the three months ended June 30, 2011 was approximately $5.2 million, an increase of 47.5% from the three months ended June 30, 2010.  Our gross margin for the three months ended June 30, 2011 increased to 62.6% from 56.9% for the three months ended June 30, 2010, which is mainly attributable to the significant decrease in slotting fees paid and the giveaway cost.

Operating expenses. Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses decreased by approximately $1.0 million to $3.6 million or 21.7% from the three months ended June 30, 2010.  Following is a discussion of the reasons for this decrease broken down by category of operating expense:

Sales and marketing expenses. For the three months ended June 30, 2011, sales and marketing expenses decreased approximately 21.9% to $2.8 million from $3.6 million for the three months ended June 30, 2010.  The decrease was primarily attributable to the decrease in advertising expenses and salary of marketing staff, partially offset by the increase in promotion expenses. Advertising expenses for the three months ended June 30, 2011 was approximately $0.2 million, a decrease of 88.7% compared with $1.7 million from the three months ended June 30, 2010, reflecting our decision to realign our marketing efforts. From January through June of 2010, we advertised during primetime on CCTV’s premier news channel in China. After evaluating the effectiveness and efficiency of its marketing dollars, we chose to shift to our advertising spending on CCTV’s finance, arts and entertainment and music channels to more directly reach our target, high-end consumer base. Promotional expenses were approximately $1.8 million for the three months ended June 30, 2011, an increase of 139.5% compared with $0.8 million for the three months ended June 30, 2010, which is mainly due to the fact that we shifted the investment from large input in TV ads to promotion activities in the terminal stores. The salary of marketing staff decreased approximately 22.9% to $0.5 million from $0.7 million. During the three months ended June 30, 2011, we improved the effectiveness of sales and marketing efforts at existing sales points, rather than focusing on the expansion of our distribution network.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2011 decreased by 20.8% to $0.8 million from $1.0 million for the three months ended June 30, 2010.  It was primarily attributable to a $0.1 million decrease for stock compensation, and a $0.1 million decrease in compensations to senior managers and executives.

Other expenses. Our other expenses consist primarily of interests, finance cost, change in fair value of derivative liabilities, expenses on make good provision and registration penalties related to $8.92 million convertible notes.  Other expenses increased by approximately 1111.7% to $2.1 million for the three months ended June 30, 2011 from $0.2 million for the three months ended June 30, 2010, primarily due to an increase of $1.6 million in interest expenses we accrued for Series A Preferred Stock (see Note 18 to the Condensed Consolidated Financial Statements) and an increase of $0.5 million in amortization of deferred debt issuance cost for the Convertible Notes as described below.

Income Tax (expenses) benefits. Our income tax expenses for the three months ended June 30, 2011 increased to $0.5 million, compared with a benefit of approximately $0.2 million for the three months ended June 30, 2010. The increase was primarily attributable to the increase in income before tax for PRC subsidiaries for the three months ended June 30, 2011.

Net (loss) Income. As a result of the factors described above, net loss was $0.9 million for the three months ended June 30, 2011, compared with $1.0 million net loss for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had cash and cash equivalents of approximately $14.3 million and working capital of approximately $9.6 million.

We intend to, and are in the process of, expanding our administrative and production facilities to meet our current needs and anticipated increased demand for our products. In connection therewith, we plan to spend approximately $9.9 million during the 24 months ending March 31, 2013 ($2.6 million during the fiscal year ending March 31, 2012 and $7.3 million during the fiscal year ending March 31, 2013). The $9.9 million in capital expenditure is expected to be mainly used for the following items:

●	the purchase of machineries and equipment for the new powder processing plant in Weinan, Shaanxi and machineries and equipment in Fuping, Shaanxi with the capital expenditure of $3.0 million;
●	the purchase of livestock, the construction of goat farms and goat milk collection stations in an amount of $0.5 million;
●
the packing equipment purchase, the purchase of factory and warehouse, renovation of the office facility and staff apartment building in Jinghai, Tianjin in an amount of $6.0 million and the purchase of information technology equipment and systems in an amount of $0.4 million.

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

On November 8, 2010, Milkgoat China entered into a non-committed short term revolving facility agreement with CITI Bank (China) Co., Ltd, Tianjin Branch, or Citi Bank, pursuant to which, Citi Bank agreed to make available to Milkgoat China a RMB 8 million (approximately $1,217,637) revolving credit facility to purchase raw materials and for working capital purposes. A separate agreement will be entered into each time as advance is made under the credit facility. The term of each advance is up to three months. The interest rate on each advance will be memorialized in the separate agreement. Tianjin Mengyang Biotechnology Co., Ltd., Fung Shek and Li Liu acted as guarantors under this agreement. As of June 30, 2011, we have borrowed RMB 175,500 (approximately $27,150) under this agreement.

On January 6, 2011, Milkgoat China entered into a working capital loan agreement with Bank of Beijing. Pursuant to the short-term loan agreement, Bank of Beijing agreed to loan to Milkgoat China an aggregate RMB 10,000,000 (approximately $1,489,880) for working capital. The loan has a monthly interest rate of 0.5084% and the interests must be paid on a quarterly basis on the 20th of the last month of each quarter. The loan expires on January 5, 2012 but can be renewed upon the written consent by Bank of Beijing. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and Bank of Beijing may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy.

On June 10, 2011, Milkgoat China renewed a loan agreement with Tianjin Rural Commercial Bank for RMB30,000,000 (approximately $4,566,140). The annual interest rate is 7.572% and the loan is due on June 9, 2012. The loan is guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.

On August 1, 2011, Milkgoat China renewed a loan of RMB 10,000,000 (approximately $1,547,000) from Shanghai Pudong Development Bank, Tianjin Branch, or Pudong Bank, for use as working capital. The loan has an annual interest rate of 7.872% and the interest must be paid on a quarterly basis on the 20th of the last month of each quarter. Under the terms of the loan agreement, Milkgoat China is subject to customary affirmative and negative covenants. The loan may be accelerated and Pudong Bank may demand immediate payment of the principal and accrued interest upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy.

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

Cash Flow

	Three Months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$896,514	$(3,202,660)
Net cash (used in) investing activities	(674,740)	(567,386)
Net cash provided by (used in) financing activities	522,727	3,673,317
Net increase (decrease) in cash and cash equivalent	949,636	(79,877)

Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2011 was approximately $0.9 million that was mainly attributable to net loss of $0.9 million, non-cash items not affecting cash flows of $1.8 million and a $0.04 million increase in net operating assets and liabilities, as compared to net cash used in operating activities of $3.2 million for the three months ended June 30, 2010.  The changes in net operating assets and liabilities for the three months ended June 30, 2011 was primarily related to a $1.9 million increase in accounts receivables due to our extended term for new products promotion,  offset by a $1.2 million increase in accounts payable due to the peak season for collecting raw goat milk and preparing for the upcoming sales demand,  a $0.2 million decrease in prepaid expenses mainly due to amortizing on advertising expenses prepaid in March 2011, a $0.3 million decrease in advances mainly due to we received raw goat milk that was prepaid in last quarter, a $0.2 million decrease in deferred tax asset and current assets due to reversing of deferred tax asset related to slotting fees adjustment. Net cash used in operating activities for the three months ended June 30, 2010 was mainly attributable to net loss of $1.0 million, non-cash items not affecting cash flows of $0.3 million and a $2.5 million increase in net operating assets and liabilities. We are enhancing our production planning and accounts receivables collection to improve our operating cash flow performance.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2011 was approximately $0.7 million, an increase of approximately $0.1 million from approximately $0.6 million of the corresponding period in the prior year.  The change was mainly caused by the fact that we paid $0.5 million for Shaanxi new processing plant for the three months ended June 30, 2011, whereas we prepaid $0.4 million for ordering Jinghai equipment during the prior year period.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2011 was approximately $0.5 million compared to approximately $3.7 million of net cash provided by these activities during the corresponding period in the prior year.  The change is primarily attributable to our borrowing of approximately $3.0 million from SAIF Partners on April 30, 2010 and $0.7 million bank loan net increase during the three months ended June 30, 2010, while we did not make similar financing during the three months ended June 30, 2011. We had $0.5 million bank’s acceptable bills matured for internal purchase during this period of time, which caused $0.5 million decrease in restricted cash.

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Li Liu and Ms. Jing Chen, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Li Liu and Ms. Jing Chen concluded that as of June 30, 2011, our disclosure controls and procedures were not effective due to the significant deficiencies in our internal control over financial reporting for the period as disclosed below.

Changes in Internal Control Over Financial Reporting.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on June 29, 2011, during our assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, management identified the following significant deficiencies:

●
Our internal audit function is significantly deficient due to insufficient qualified resources and appropriate system to perform such function. Therefore, our ability to prevent and control lapses and errors in our accounting function could not be rendered effectively.

●	Our current accounting staff is relatively inexperienced with respect to U.S. GAAP and needs substantial training to meet the higher demands of being a U.S. public company.

In order to correct the foregoing significant deficiencies, during the fiscal quarter ended June 30, 2011, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●
We have engaged a third party professional consultant, as announced on November 17, 2009, to assist us in assessing, improving and monitoring our internal control over financial reporting. We have been actively working with the external consultant to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.  The consultant has completed the control tests and another round of control tests will be conducted by December 2011.

●
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

Our management does not believe that these significant deficiencies in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the three months ended June 30, 2011 to contain a material misstatement.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended June 30, 2011 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION.

On August 10, 2011, Shaanxi Milkgoat Dairy Co., Ltd., or Shaanxi Milkgoat, our indirect wholly owned subsidiary, entered into a construction agreement, or the Construction Agreement, with China Tenth Metallurgical Group Corporation, or China Metallurgical, pursuant to which China Metallurgical agreed to construct an employee dormitory building for the raw goat milk processing project of Shaanxi Milkgoat for a construction fee of RMB 4,519,617.17 (approximately $696,163). According to the Construction Agreement, the construction should be completed by June 30, 2012.  Shaanxi Milkgoat is allowed to pay the construction fee in four installments.

The foregoing description of the Construction Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the English translation of the Construction Agreement attached as Exhibit 10.1 hereto and incorporated herein by reference.

ITEM 6.  EXHIBITS.

EXHIBITS.

10.1	Construction Agreement, by and between Shaanxi Milkgoat and China Metallurgical, dated August 10, 2011.
10.2	Working Capital Loan Agreement, by and between Milkgoat China and Shanghai Pudong Development Bank, dated August 1, 2011.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  August 15, 2011

YAYI INTERNATIONAL INC.

By: /s/ Li Liu
Li Liu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jing Chen
Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit
Number	Description

10.1	Construction Agreement, by and between Shaanxi Milkgoat and China Metallurgical, dated August 10, 2011.
10.2	Working Capital Loan Agreement, by and between Milkgoat China and Shanghai Pudong Development Bank, dated August 1, 2011.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.