Form 10-Q/A
period 2011-06-30
Yayi International Inc
filed 2011-08-22
CIK 789860

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X    No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __   No  X

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,454,558

Explanatory Note

The sole purpose of this amendment on Form 10-Q/A to Yayi International Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (“Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II
OTHER INFORMATION

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

101**
The following financial information from The Yayi International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets at June 30, 2011 and March 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Previously filed as an exhibit to Yayi International Inc.’s Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.
**	Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  August 22, 2011

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

101**
The following financial information from The Yayi International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets at June 30, 2011 and March 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Previously filed as an exhibit to Yayi International Inc.’s Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.
**	Furnished with this Form 10-Q/A.