Form 10-K/A
period 2011-03-31
Yayi International Inc
filed 2011-11-10
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") hereby amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, previously filed with the Securities and Exchange Commission (the "Commission’) on June 29, 2011 (the "Original Filing").  This Amendment is being filed mainly to reclassify $1,480,294 for the year ended March 31, 2011 from interest expense to accretion of preferred stock in the consolidated statement of operations and comprehensive income.  In addition, the disclosure under the heading “Results of Operations” of Part II of this Amendment has been hereby revised and restated in its entirety.  There is no impact on the balance sheets or earnings per common share.

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

Use of Terms

Except as otherwise indicated by the context, references in this report to:

●	“BVI” refer to the British Virgin Islands;

●	“China,” “Chinese” and “PRC,” refer to the People’s Republic of China and for the purpose of this report, do not include Taiwan and the special administrative regions of Hong Kong and Macau;

●	“Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

●	“Fuping Milkgoat” refer to Fuping Milkgoat Dairy Co., Ltd., a company organized under the laws of the PRC;

●	“Milkgoat China” refer to Milkgoat (China) Goat Dairy Co., Ltd., a company organized under the laws of the PRC;

●	“Milkgoat Industrial” refer to Milkgoat Industrial Co., Ltd, a limited liability company organized under the laws of BVI;

●	“Renminbi” and “RMB” refer to the legal currency of China;

●	“SEC” refer to the United States Securities and Exchange Commission;

●	“Securities Act” refer to the Securities Act of 1933, as amended;

●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

●	“we,” “us,” “our company,” “our” and “Yayi” refer to the combined business of Yayi International Inc. and/or its consolidated subsidiaries, as the case may be; and

●	“Weinan Milkgoat” refers to Weinan Milkgoat Production Co., Ltd., a company organized under the laws of the PRC.

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

●
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

●
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

●
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

●
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

●
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

	Year Ended
	March 31, 2011	October 31, 2009	change	variance
Net Sales	$26,909,879	$24,845,685	$2,064,194	8.3%
Cost of goods sold	(10,075,452)	(8,025,009)	(2,050,443)	25.6%
Gross profit	16,834,427	16,820,676	13,751	0.1%
Operating expenses
Sales and marketing expenses	(12,353,238)	(5,760,446)	(6,592,792)	114.4%
General and administrative expenses	(4,304,356)	(1,972,190)	(2,332,166)	118.3%
Income from continuing operations	176,833	9,088,040	(8,911,207)	-98.1%
Other income (expenses), net	480,048	(1,491,027)	1,971,075	132.2%
Income tax (expense)	(468,086)	(2,201,032)	1,732,946	-78.7%
Net income	188,795	5,395,981	(5,207,186)	-96.5%
Accretion of preferred stock	(1,480,294)	-	(1,480,294)	100.0%
Net (loss) income attributable to common stockholders	(1,291,499)	5,395,981	(6,687,480)	-123.9%

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

In late 2010, AQSIQ announced new regulatory measures based on China’s Food Safety Law adopted by the People’s Congress earlier in 2010 requiring all infant milk formula and dairy product companies to submit applications to renew manufacturing licenses by the end of 2010 and to complete the renewal process by the end of March 2011. AQSIQ’s inspections have disrupted our normal manufacturing schedules and the roll out of our supermarket-focused distribution strategy has been slower than expected in the second half of calendar 2010. The distributors were hesitant to order our products after the new regulations were issued, which caused the slower growth of our sales volume than expected during September 2010 to March 2011. We obtained the renewed production licenses on March 31, 2011.

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

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

		Year Ended
Product Name		March 31, 2011	October 31, 2009
Goat Milk Powder	Quantity (ton)	1,116	1,290
Products	Unit price	$24,111	$19,260

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

Sales and marketing expenses. For the fiscal year 2011, sales and marketing expenses increased approximately 114.4% to $12.4 million from $5.8 million for the fiscal year ended October 31, 2009. The increase was a combined result of an increase in temporary promoter’s salaries, promotional and advertising expenses. Promotional expenses were approximately $6.2 million for the fiscal year ended March 31, 2011, an increase of 210.0% compared with $2.0 million for the fiscal year ended October 31, 2009, which is mainly due to our sales road show program organized across 23 provinces and municipalities for the new products. Advertising expenses were approximately $2.1 million for the fiscal year ended March 31, 2011, an increase of 312.1% compared with $0.5 million for the fiscal year ended October 31, 2009. The primary reason for the increase was that we launched our new television advertisement campaign in CCTV to promote the new product portfolio nationwide. The television commercials started airing on January 1, 2010 on China Central Television Channel, which is generally considered one of the most valuable channels in China. Temporary promoter’s salaries increased 75.2% from 1.7 million to 2.9 million compared with the fiscal year ended October 31, 2009, which mainly due to expanding sales channels in supermarkets this fiscal year. In the second half of 2009, we spent $0.4 million to engage Trout & Partners, a U.S.-based marketing strategy consultancy with a strong presence in China, to assist us in refining our product positioning and marketing strategy. Trout & Partners has a proven track record in China of transforming regional Chinese brands into nationally recognized names. We believe that our investment in sales and marketing for building our "Milkgoat" brand as well as further strengthening our distribution capability will bring substantial and tangible benefits in the long term.

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

Other income/(expenses). Our other income (expenses) consists primarily of change in fair value of derivative liabilities, interest and amortization of deferred debt issuance cost. Other income for the fiscal year ended March 31, 2011 was approximately $0.48 million, increased by approximately $2.0 million as compared to the other expenses of $1.5 million for the fiscal year ended October 31, 2009. This increase was a combined result of an increase income of $2.8 million for the fair value of derivative liabilities related to the $8.92 million convertible notes, the decrease expenses of $0.1 million for liquidated damages arising from the registration rights agreement settlement in November 2009 and modification expense of Series A and D warrants in December 2009, offset by an increase expense of $0.4 million in amortization of deferred financing costs and debt discount, an increased expense of $0.2 million for make good shares and $0.3 million registration penalties related to $8.92 million convertible notes.

Income Tax. Our income tax expenses for the fiscal year ended March 31, 2011 decreased by 78.7%, from approximately $2.2 million for the fiscal year ended October 31, 2009, to approximately $0.5 million. The decrease was primarily attributable to decrease in income before tax in the year ended March 31, 2011.

Net Income (Loss). As a result of the factors described above, net income was approximately $0.2 million for the fiscal year ended March 31, 2011 as compared to net income of $5.4 million for the fiscal year ended October 31, 2009.

Net (loss) Income attributable to stockholders.  Net loss attributable to stockholders for the fiscal year ended March 31, 2011 decreased by 123.9%, from net income attributable to stockholders approximately $5.4 million for the fiscal year ended October 31, 2009, due to factors described above and $1.5 million in accretion for $15 million Series A Preferred Stock.  See Note 20 to the Consolidated Financial Statements for our accounting treatment of Series A Preferred Stock.

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

Operating Activities:

Net cash used in operating activities for the fiscal year ended March 31, 2011 was approximately $1.2 million compared to net cash provided by operating activities of approximately $6.5 million for the fiscal year ended October 31, 2009. Net cash used in operating activities for the fiscal year ended March 31, 2011 was mainly attributable to the net income from operations of approximately $0.2 million, non-cash items not affecting cash flows of $0.5 million, offset by an approximately $1.9 million increase in working capital. The changes in working capital for the fiscal year ended March 31, 2011 was primarily related to a $1.0 million increase in accounts receivable reflecting extended credit term for new products promotion. We increased goat milk powder production to meet expected sales demand, which resulted in a $1.2 million increase in inventory and a $0.2 million increase in accounts payables. We increased bank’s acceptance bills paid to our suppliers instead of paying by cash in bank directly during the three months ended March 31, 2011, which resulted in a $1.0 million increase in restricted cash and a $0.5 million increase in notes payables. There was a $0.8 million decrease in advance to suppliers due to the decrease in the prepayment for CCTV advertising expenses and the prepayment for packaging materials. We issued $8.92 million convertible notes in September 2010, which caused $0.4 million increase in restricted cash that should be left in the escrow account and $0.4 million increase in other payables due to the accrued interest expenses.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s audited consolidated financial statements for the year ended March 31, 2011, the five-month period ended March 31, 2010 and the year ended October 31, 2009 together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1 of this report.

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

10.49	English Translation of Working Capital Loan Agreement, dated June 10, 2011, between Milkgoat (China) Goat Dairy Co., Ltd. and Tianjin Rural Commercial Bank, High-Tech Branch.*

14.1	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 28, 2011]

21	Subsidiaries of the registrant*

23.1	Consent of Morison Cogen LLP, Independent Registered Public Accounting Firm.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with the Original Filing.

**Represents management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: November 10, 2011

YAYI INTERNATIONAL INC.

By:	/s/ Li Liu
Li Liu
Chief Executive Officer

By:	/s/ Veronica Jing Chen
Veronica Jing Chen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Li Liu	President and Chief Executive Officer	November 10, 2011
Li Liu	(Principal Executive Officer)

*	Chief Financial Officer (Principal Financial
Veronica Jing Chen	Officer and Principal Accounting Officer)

*	Vice President and Director
Fung Shek

*	Director
Cili Yan

*	Director
Kenneth Jue Lee

*	Director
Gang Sheng

*By: /s/ Li Liu		November 10, 2011
Li Liu, Attorney -in-Fact

EXHIBIT INDEX

Exhibit No.	Description
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

10.49	English Translation of Working Capital Loan Agreement, dated June 10, 2011, between Milkgoat (China) Goat Dairy Co., Ltd. and Tianjin Rural Commercial Bank, High-Tech Branch.*

14.1	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 28, 2011]

21	Subsidiaries of the registrant*

23.1	Consent of Morison Cogen LLP, Independent Registered Public Accounting Firm.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with the Original Filing.

**Represents management contract or compensatory plan or arrangement.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss)	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Yayi International Inc.

We have audited the accompanying consolidated balance sheets of Yayi International Inc.  (“the Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations and  comprehensive income (loss), stockholders' equity and cash flows for the year ended March 31, 2011, five months ended March 31, 2010 and for the year ended October 31, 2009. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the year ended March 31, 2011, the five months ended March 31, 2010 and for the year ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2011 financial statements have been restated in relation to the accounting for accretion of the redemption value of the redeemable preferred stock during the year ended March 31, 2011.

/s/Morison Cogen LLP

Bala Cynwyd, Pennsylvania
June 29, 2011, except for Note 2,
to which the date is November 10, 2011

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31 2011	March 31 2010

ASSETS
Current assets:
Cash and cash equivalents	$13,360,392	$4,727,677
Restricted cash	1,412,404	28,314
Accounts receivable, net of allowances of $72,036 and $53,771	4,776,780	3,530,937
Other receivable, net of allowances of $43,230 and $22,833	574,383	598,170
Inventories, net of allowances of $0 and $0	3,885,481	2,561,265
Prepaid expenses	309,894	121,523
Land use rights - current portion	19,611	18,847
Advances	900,033	1,560,743
Deferred tax asset – current portion	374,124	-
Deferred financing cost - current portion	159,496	-
Total current assets	25,772,598	13,147,476

Property, plant and equipment, net	8,063,507	6,505,130
Livestock, net	563,402	659,584
Goodwill	289,643	278,372
Land use rights	942,939	923,525
Advances on property, plant and equipment	19,063,439	17,816,135
Deferred tax asset	31,225	472,889
Deferred financing cost	867,552	-

Total assets	$55,594,305	$39,803,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$10,654,328	$6,704,406
Accounts payable	884,407	662,120
Other payable and accrued expenses	3,172,782	1,257,185
Advance from customers	90,232	141,136
Income and other tax payable	1,214,494	1,338,194
Accrued sales return	-	45,503
Long term loans - current portion	17,697	40,823
Total current liabilities	16,033,940	10,189,367

Long-term liabilities:
Due to shareholders	5,450,233	5,312,801
Derivative liabilities	1,776,400	-
Convertible notes, net of discount of $3,858,839 and $0	5,061,161	-
Accrued expenses – non-current portion	473,283	-
Long-term loans	-	17,009
Total non-current liabilities	12,761,077	5,329,810

Total liabilities	28,795,017	15,519,177

Commitments and contingencies (Note 18)	-	-

PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	15,745,165	14,264,871

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 26,454,558 and 26,387,728 shares issued and outstanding, respectively	26,454	26,387
Additional paid-in capital	5,840,290	4,721,337
Statutory surplus reserve fund	1,142,397	1,142,397
Retained earning	2,529,601	3,821,100
Accumulated other comprehensive income	1,515,381	307,842

Total stockholders’ equity	11,054,123	10,019,063

Total liabilities and stockholders' equity	$55,594,305	$39,803,111

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended March 31,	Five months ended March 31,		Year ended October 31,
	2011	2010	2009	2009
	(Restated)		(unaudited)
Net sales	$26,909,879	$6,085,193	$9,283,420	$24,845,685

Cost of goods sold	(10,075,452)	(2,369,642)	(2,892,709)	(8,025,009)

Gross profit	16,834,427	3,715,551	6,390,711	16,820,676

Operating expenses:
Sales and marketing expenses	(12,353,238)	(3,908,573)	(1,973,212)	(5,760,446)
General and administrative expenses	(4,304,356)	(1,318,077)	(685,843)	(1,972,190)

Total operating expenses	(16,657,594)	(5,226,650)	(2,659,055)	(7,732,636)

Income (loss) from operations	176,833	(1,511,099)	3,731,656	9,088,040

Other income (expenses):
Interest income	19,909	8,250	2,902	11,993
Interest expenses	(714,925)	(221,549)	(359,014)	(706,750)
Amortization of deferred debt issuance cost	-	(91,227)	(333,160)	-
Amortization of deferred financing costs and debt discount	(957,865)	-	-	(572,747)
Change in fair value of derivative liabilities	2,771,080	-	-	-
Warrant modification expense	-	(88,500)	-	-
Liquidated damages	-	-	-	(140,000)
Expense on make good provision	(205,683)	-	-	-
Registration penalties	(267,600)	-	-	-
Other (expenses) income	(164,868)	12,237	2,394	(83,523)

Income (loss) before income tax	656,881	(1,891,888)	3,044,778	7,597,013

Income tax benefit (expenses)	(468,086)	289,093	(869,614)	(2,201,032)

Net income (loss)	188,795	(1,602,795)	2,175,164	5,395,981
Accretion of preferred stock	(1,480,294)	-	-	-
Net income (loss) attributable to common stockholders	(1,291,499)	(1,602,795)	2,175,164	5,395,981

Other comprehensive income
Foreign currency translation adjustment	1,207,539	6,039	(44,791)	(50,928)

Comprehensive income (loss) attributable to common stockholders	$(83,960)	$(1,596,756)	$2,130,373	$5,345,053

Earnings (Loss) per share of common stock
- Basic	$(0.05)	$(0.06)	$0.09	$0.22
- Diluted	$(0.05)	$(0.06)	$0.09	$0.22
Weighted average shares of common stock outstanding
- Basic	26,438,125	26,017,835	25,000,000	25,000,000
- Diluted	26,438,125	26,017,835	25,000,000	25,000,000

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Statutory		Accumulated
	Common stock		Additional	Surplus		Other	Total
	Number of		paid-in	Reserve	Retained	Comprehensive	Stockholders’
	shares	Amount	capital	Fund	Earnings	Income	Equity

Balance at October 31, 2009	25,000,000	$25,000	$3,234,224	$1,142,397	$5,423,895	$301,803	$10,127,319

Conversion of convertible notes and accrued interest into 1,296,274 shares of common stock	1,296,274	1,296	1,398,704	-	-	-	1,400,000

Warrant modification expense	-	-	88,500	-	-	-	88,500

Cashless exercise of 110,000 Series D Warrants into 78,432 shares of common stock	78,432	78	(78)	-	-	-	-

Cashless exercise of 17,363 Series A warrants into 13,022 shares of common stock	13,022	13	(13)	-	-	-	-

Net loss for the five months ended March 31, 2010	-	-	-	-	(1,602,795)	-	(1,602,795)

Foreign currency translation	-	-	-	-	-	6,039	6,039

Balance at March 31, 2010	26,387,728	26,387	4,721,337	1,142,397	3,821,100	307,842	$10,019,063

Cashless exercise of 9,169 Series D warrants into 5,840 shares of common stock	5,840	6	(6)	-	-	-	-

Cashless exercise of 171,185 Series C warrants into 46,794 shares of common stock	46,794	47	(47)	-	-	-	-

Cashless exercise of 34,725 Series A warrants into 14,196 shares of common stock	14,196	14	(14)	-	-	-	-

Employee stock-based compensation	-	-	1,119,020	-	-	-	1,119,020

Net income for the year ended March 31, 2011	-	-	-	-	188,795	-	188,795

Accretion of preferred stock	-	-	-	-	(1,480,294)	-	(1,480,294)

Foreign currency translation	-	-	-	-	-	1,207,539	1,207,539

Balance at March 31, 2011 - Restated	26,454,558	$26,454	$5,840,290	$1,142,397	$2,529,601	$1,515,381	$11,054,123

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,	Five months ended March 31,		Year Ended October 31
	2011	2010	2009	2009
	(Restated)		(unaudited)

Cash flow from operating activities
Net (loss) income	$188,795	$(1,602,795)	$2,175,164	$5,395,981
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net foreign currency transaction loss	-	337	-	15,743
Depreciation of property, plant and equipment	646,028	195,151	143,189	348,561
Depreciation of livestock	86,105	11,600	1,449	6,126
Amortization of land use rights	17,612	-	-	-
Amortization of deferred financing costs	93,061	18,686	-	184,846
Disposal of property, plant and equipment	-	6,144	-	-
Allowance of bad debts-Accounts receivable	14,728	7,498	-	5,263
Allowance of bad debts-Other receivable	19,217	13,684	-	(20,078)
Employee stock-based compensation	1,119,020	-	-	-
Sales return allowance	(45,520)	(121,025)	107,544	(77,770)
Warrant modification expense	-	88,500	-	-
Change in fair value of derivative liabilities	(2,771,080)	-	-	-
Make good provision	205,683	-	-	-
Registration penalties	267,600	-	-	-
Accretion of debt discount	864,804	72,541	-	387,901

(Increase) decrease in operating assets:
Restricted cash	(1,379,798)	(28,314)	-	396
Accounts receivable	(1,032,329)	(499,891)	(632,746)	(443,691)
Other receivable	32,811	110,629	(332,944)	(646,217)
Inventories	(1,167,287)	(54,224)	554,803	816,331
Prepaid expenses	(183,774)	(37,588)	(3,394)	(44,199)
Advances	739,946	(875,434)	387,347	(669,021)
Other Assets	-	-	-	(4,078)
Deferred tax asset and current assets	100,104	(475,320)	176,258	15,888

Increase (decrease) in operating liability:
Accounts payable	231,265	(606,517)	(288,104)	(194,617)
Advance from customers	(54,288)	84,769	(3,576)	52,713
Income and other tax payable	(177,240)	(231,178)	230,797	324,290
Other payable and accrued expenses	1,003,200	25,889	770,114	1,080,475
Net cash (used in) provided by operating activities	(1,181,337)	(3,896,858)	3,285,901	6,534,843

Cash flows from investing activities
Purchase of property, plant and equipment	(1,200,949)	(411,613)	(175,169)	(3,586,072)
Advance for construction of factory and warehouse	-	-	(3,795,704)	(6,462,478)
Advance for acquisition of land use rights	-	-	(145,989)	(145,940)
Deposit for purchase of machinery and equipment	(597,987)	(208,980)	-	(2,091,053)
Proceeds from sale of livestock	93,461	-	-	-
Purchase and breeding of livestock	(60,392)	(563,723)	(75,487)	(114,939)
Acquisition of land use right	-	(796,106)	-	-
Net cash used in investing activities	(1,765,867)	(1,980,422)	(4,192,349)	(12,400,482)

Cash flows from financing activities
Proceeds from short term loans	13,391,277	2,925,705	2,232,020	6,681,198
Repayment of short term loans	(9,608,176)	(2,691,648)	(729,943)	(5,433,460)
Proceeds from long term loans	-	61,235	167,579	-
Repayment of long term loans	(41,553)	(3,402)	(14,473)	(33,999)
Repayment of convertible debt and accrued interest	-	(56,000)	-	-
Net proceeds from issuance of Series A preferred stock	-	-	-	14,264,871
Capital contribution from shareholders	-	-	-	5,979
Net proceeds received from issuance of convertible notes	7,623,729	-	-	-
Dividend paid to previous stockholders of Milkgoat China	-	-	-	(2,550,504)
Due (from) to shareholders	(6,027)	(23)	(6,336)	2,426,005
Net cash provided by financing activities	11,359,250	235,867	1,648,847	15,360,090

Effect of exchange rate changes in cash	220,669	877	(2,110)	(17,516)

Net increase in cash and cash equivalents	8,632,715	(5,640,536)	740,289	9,476,935

Cash and cash equivalents, beginning of period	4,727,677	10,368,213	891,278	891,278

Cash and cash equivalents, end of period	$13,360,392	$4,727,677	$1,631,567	$10,368,213

Supplemental disclosure of cash flow information
Cash paid during the period

Interest paid	$672,686	$242,458	$316,883	$604,633
Income tax paid	$634,096	$372,528	$421,461	$2,050,646

Supplemental disclosure of non-cash financing and investing activities;
Accrued payment for purchase of property, plant and equipment	$707,846	$-	$-	$-

Repayment of short-term loan from Tianjin Mengyang offset against advances	$-	$-	$-	$877,508
Settlement of dividend payable	$-	$-	$-	$1,916,669
Non-cash exercise of 127,363 warrants into common stock	$-	$91	$-	$-
Conversion of convertible note plus accrued interest into common stock	$-	$1,400,000	$-	$-
Non-cash exercise of 215,079 warrants into common stock	$67	$-	$-	$-
Placement agent warrants in deferred cost financing	$231,929	$-	$-	$-
Advances transferred to property, plant and equipment	$83,567	$269,124	$-	$-
Advance transferred to land use rights	$-	$146,285	$-	$-
Accretion of preferred stock	$1,480,294	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Yayi International, Inc (Yayi International”), formerly known as Ardmore Holding Corporation or Ardmore”, was originally organized under the laws of the state of Delaware in 1986 under the name of a predecessor corporation which engaged in a software development and consulting service business. During 2007 and 2006, Ardmore sold 875,000 post-stock split adjusted shares to Tryant, LLC, a then unrelated party, which represented over 85% of Ardmore’s outstanding shares. Subsequently, Ardmore's management decided to wind up all business operations related to the former products sold by the predecessor corporation. On April 16, 2007, the name of the predecessor corporation was changed to Ardmore Holding Corporation. From April 16, 2007 until June 6, 2008 when the Company completed a reverse acquisition transaction with Charleston Industrial Limited (Charleston”), the Company was a blank check company and did not engage in active business operations other than its search for, and evaluation of, potential business opportunities for acquisition or participation. The Company changed its fiscal year from December 31 to October 31. The Company amended its articles of incorporation on September 12, 2008 and changed its name to Yayi International Inc.

On June 6, 2008, Ardmore, its wholly owned subsidiary, Ardmore Acquisition Corp. (Ardmore Acquisition”), Charleston Industrial Ltd., (Charleston”) and Tryant LLC, a Delaware limited liability company and at such time the holder of a majority of Ardmore’s outstanding shares of common stock, consummated a merger pursuant to which Ardmore Acquisition was merged into Charleston and Charleston became Ardmore’s wholly owned subsidiary. Charleston is the owner of Tianjin Yayi Industrial Co., Ltd. (Tianjin Yayi”), an entity organized under the laws of the People’s Republic of China and as a result of this merger, Ardmore became the owner of Tianjin Yayi. Pursuant to the merger, all 50,000 shares of Charleston’s stock were exchanged for 22,325,000 shares newly issued common stock of Ardmore. Accordingly, all references to shares of Charleston’s common stock and per share amounts have been retroactively restated to reflect the equivalent numbers of Ardmore shares. Charleston thereby became the Company’s wholly owned subsidiary and the former stockholders of Charleston became the Company’s controlling stockholders.

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

On August 18, 2010, one of the Company’s subsidiaries, Charleston Industrial Limited changed its name to Milkgoat Industrial Co., Ltd. (Milkgoat Industrial”), under the BVI Business Companies Act, 2004.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 17, 2010, one of the Company’s subsidiaries, Tianjin Yayi Industrial Co., Ltd. changed its name to Milkgoat (China) Goat Dairy Co., Ltd. (Milkgoat China”), as approved by Tianjin City Administration for Industry & Commerce.

In March 2010, Yayi International Inc. changed its fiscal year end from October 31 to March 31.

The principal business activities of the Company consist of manufacturing and selling of goat milk powder. All business activities of the Company are conducted principally by its subsidiaries Milkgoat China, Weinan Milkgoat Production Co., Ltd. (Weinan Milkgoat”), Fuping Milkgoat Dairy Co., Ltd (Fuping Milkgoat”) and Shaanxi Milkgoat Dairy Co., Ltd (Shaanxi Milkgoat”) operating in the PRC whereas Milkgoat Industrial is a BVI investment holding company.

2. Restatement of Previously Issued Financial Statements

On November 3, 2011, the Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report management’s determination that the Company’s financial statements for the year ended March 31, 2011, included in its Annual Report on Form 10-K filed with the SEC on June 29, 2011 (the “2011 Form 10-K”), should no longer be relied upon. The error in such financial statements is primarily due to the incorrect application of generally accepted accounting principles related to the classification of the periodic accretions to redemption value of the redeemable preferred stock incurred in 2011 as interest expense instead of as a charge against retained earnings. The Company had previously believed that the classification of the accretion amount follows Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 480-10 and treated it as an expense.  Upon further study, since the Company has previously determined that the preferred stock is redeemable and falls outside the scope of ASC 480-10, it should not apply the guidance under ASC 480-10 toward the accretion of redemption value. The Company determined that ASC 480-10-S99 should be applied and the accretion be treated as a charge against retained earnings, similar to a dividend to preferred stockholders.  Therefore, the Company determined that the historical financial statements for the year ended March 31, 2011 included in the Company’s 2011 Form 10-K require restatement to properly record accretion of redemption value of the redeemable preferred stock as a charge to retained earnings.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Current Report on Form 8-K which the Company filed with the SEC on November 3, 2011 also reported management’s determination that the Company’s financial statements for the fiscal quarter ended June 30, 2011, included in its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, filed with the SEC on August 15, 2011 (the “June 2011 Form 10-Q”), should no longer be relied upon due to an error in such financial statements with respect to the classification for the accretion of redeemable preferred stock’s redemption value.

The restatement has no effect on the consolidated balance sheet as of March 31, 2011 and the earnings per share for the year ended March 31, 2011. The effect of the restatements on the financial statements for the year ended March 31, 2011 is set forth below:

Consolidated Statements of Operations and Comprehensive Income (Loss):	For the Year Ended March 31, 2011
	As reported	Adjustment	As restated
Interest expense	$(2,195,219)	$1,480,294	$(714,925)
Income (loss) before tax	(823,413)	1,480,294	656,881
Net income (loss)	(1,291,499)	1,480,294	188,795
Accretion of preferred stock	-	(1,480,294)	(1,480,294)
Net loss attributable to common stockholder	(1,291,499)	-	(1,291,499)

Loss per share - Basic	$(0.05)	$-	$(0.05)
Loss per share - Diluted	$(0.05)	$-	$(0.05)

Consolidated Statements of Cash Flows:	For the Year Ended March 31, 2011
	As reported	Adjustment	As restated
Net income (loss)	$(1,291,499)	$1,480,294	$188,795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of preferred stock	1,480,294	(1,480,294)	-
Net cash used in operating activities	$(1,181,337)	-	$(1,181,337)

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Stockholders’ Equity:	For the Year Ended March 31, 2011
	As reported	Adjustment	As restated
Net(loss) income for the year ended March 31, 2011	$(1,291,499)	$1,480,294	$188,795
Accretion of preferred stock	-	(1,480,294)	(1,480,294)
Retained Earnings Balance at March 31, 2011	$2,529,601	-	$2,529,601

3. Summary of Significant Accounting Policies

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

3. Summary of Significant Accounting Policies – Continued

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies – Continued

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

Revenue recognition - The Company recognizes revenue on product sales when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Net sales of products represent the invoiced value of goods, net of value added taxes (VAT”), sales returns, trade discounts and allowances. The Company is subject to VAT which is levied on majority of the Company’s products at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales. Input VAT paid is recoverable from output VAT charged to customers.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies - Continued

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

3. Summary of Significant Accounting Policies – Continued

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

Foreign currency translation and transactions - The accompanying consolidated financial statements are presented in United States Dollars (US$”). The Company’s functional currency is the US$, while the Charleston’s functional currency is its local currency and the wholly-owned Chinese subsidiaries’ functional currency is the Renminbi (RMB”). The functional currencies of the Company’s foreign operations are translated into US$ for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the weighted-average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of stockholders’ equity, captioned accumulated other comprehensive income (loss).

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

3. Summary of Significant Accounting Policies – Continued

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

3. Summary of Significant Accounting Policies - Continued

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

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-05, Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies – Continued

This standard is not currently applicable to the Company.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Other Receivable

	March 31,	March 31,
	2011	2010

Advance to staff	$37,892	$28,542
Security deposit	470,313	592,461
Sundry	109,408	-
	617,613	621,003
Less: allowance for bad debts	(43,230)	(22,833)
	$574,383	$598,170

6. Inventories, net

Inventories, net consist of:

	March 31,	March 31,
	2011	2010

Raw materials	$2,709,596	$1,678,207
Packaging	497,341	289,188
Finished goods	678,544	593,870
	$3,885,481	$2,561,265

As of March 31, 2011 and 2010, there was no allowance made for obsolete or slow moving inventory.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The construction in progress relates to the construction and installation of central system pipelines. The estimated completion date of installation is postponed to the fourth calendar quarter of 2013 (Note 19).

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

9. Land use rights

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

10. Short Term Loans

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

10. Short Term Loans – Continued

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

11. Due to Shareholders

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Long-Term Loans

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Tax – Continued

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

The following is a reconciliation of the tax derived by applying the PRC statutory rate to the earnings before income taxes, and comparing that to the recorded income tax provision (benefit):

	Year ended	Five months ended		Year ended
	March 31,	March 31,		October 31,
	2011	2010	2009	2009
			(unaudited)

Tax provision (benefit) at PRC statutory rate	25.0%	(25.0%)	25.0%	25.0%
(Over) under accrual in prior years	(13.2%)	0.0%	0.1%	1.7%
Unrecognized tax benefit of current period tax losses	21.1%	0.6%	0.0%	0.0%
Parent company's expenses not subject to PRC tax	38.4%	9.1%	3.5%	2.3%
Effective tax rate	71.3%	(15.3%)	28.6%	29.0%

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Tax – Continued

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

14. Income Tax – Continued

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
15. Warrants

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

15. Warrants – Continued

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Issuance of Convertible Notes and Series of Warrants - Continued

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
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Issuance of Convertible Note and Series of Warrants – Continued

The following table summarizes all of the Company’s warrants outstanding as of March 31, 2011.

	Shares outstanding	Fair Value
Warrants outstanding in respect of the merger:
Series A Warrants	549,812	$432,097
Series B Warrants	2,148,148	1,144,743
Series C Warrants	14,000	6,530
Series D Warrants	25,279	19,867
	2,737,239	$1,603,237

Warrants outstanding for extension of maturity date of loan from Allied Merit:
Series E Warrants	250,000	$233,547

			Exercise Price
			per Common
	Warrant Shares	Vested Shares	Stock Range

Balance, October 31, 2009	3,329,681	3,329,681	$1.08-1.35

Granted or vested during the 5 months ended March 31, 2010	-	-	-
Exercised during the 5 months ended March 31, 2010	(127,363)	(127,363)	$0.98
Expired during the 5 months ended March 31, 2010	-	-	-
Balance, March 31, 2010	3,202,318	3,202,318	$0.98-1.35

Granted or vested during the year ended March 31, 2011	1,427,200	1,427,200	$2.50
Exercised during the year ended March 31, 2011	(215,079)	(215,079)	$0.98-1.35
Expired during the year ended March 31, 2011	-	-	-
Balance, March 31, 2011	4,414,439	4,414,439	$0.98-1.35

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Issuance of Convertible Note and Series of Warrants - Continued

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding

	Number Outstanding Currently	Weighted Average Remaining	Weighted Average Exercise Price of Warrants
Range of Exercise Prices	Exercisable at March 31, 2011	Contractual Life (Years)	Currently Exercisable

$0.98-1.35	2,987,239	0.19	$1.06
$2.50	1,427,200	2.50	$2.50

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Fair Value Measurements

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Fair Value Measurements (continued)

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

18. Employee Stock Ownership Plan

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Employee Stock Ownership Plan - Continued

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

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding options as of March 31, 2011:

	Options Outstanding
		Number Outstanding	Weighted Average	Weighted Average Exercise
Range of Exercise Prices	Number Outstanding at March 31, 2011	Currently Exercisable at March 31, 2011	Remaining Contractual Life (Years)	Price Options at March 31, 2011

$0.98-2.25	1,521,092	707,992	9.19	$1.66

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Employee Stock Ownership Plan - Continued

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Commitments and Contingencies

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Commitments and Contingencies - Continued

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Commitments and Contingencies – Continued

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Commitments and Contingencies – Continued

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Commitments and Contingencies - Continued

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

20. Concentrations, Risks, and Uncertainties

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Series A Redeemable Convertible Preferred Stock

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Series A Redeemable Convertible Preferred Stock – Continued

In accordance with ASC 480-10-S99, the initial amount of such redeemable preferred stock should be its fair value at date of issue. If such convertible preferred stock is not currently redeemable and it is not probable that such convertible preferred stock will become redeemable, subsequent adjustment to its redemption amount is not necessary until it is probable that such convertible preferred stock will become redeemable. The Series A Redeemable Convertible Preferred Stock is not redeemable currently. Management assesses the probability of the above two qualified events not occurring on a quarterly basis. The Company is currently working on complying with the NASDAQ listing requirements however based on management’s future projection of earnings per share and considering P/E ratio of similar companies in the dairy industry, management believes it is not probable that the Company will be able to maintain a closing market price of no less than $4.25 per share of common stock for 30 consecutive trading days. Therefore, the Company accreted the change in the redemption value using the effective interest method starting from January 2011. The fair value of the Series A Redeemable Convertible Preferred Stock of $15,000,000 is accreted to equal the redemption value of $26,383,562 over the 18 months period from January 1, 2011 to June 30, 2012 at an effective interest rate of 45.7%. In accordance with ASC 480-10-S99, the accretion to redemption value of redeemable preferred stock is charged against retained earnings. Accretion to redemption value totaled $1,480,294 for the year ended March 31, 2011.

In accordance with ASC 480-10-S99, the Series A Redeemable Convertible Preferred Stock is classified outside of permanent equity because the occurrence of the qualified events are not solely within the control of the Company. The issuance costs of $735,129 are netted against the Private Placement of the Series A Redeemable Convertible Preferred Stock.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for the convertible notes and preferred stock and the treasury stock method for warrants and options. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended	Five months ended		Year ended
	March 31,	March 31,		October 31,
	2011	2010	2009	2009
			(unaudited)

Net income (loss)	$188,795	$(1,602,795)	$2,175,164	$5,395,981
Accretion of preferred stock	(1,480,294)	-	-	-
Net income (loss) attributable to/ income available for common shareholders - basic	$(1,291,499)	$(1,602,795)	$2,175,164	$5,395,981
Less: write-off of total debt discount on convertible debt since unamortized debt discount is written-off upon conversion	-	-	(167,578)	-
Less: write-off of total deferred financing costs on convertible debt since unamortized financing costs are written-off upon conversion	-	-	(43,167)	-
Add: Accretion of interest expense to redemption value of Series A Preferred Stock	-	-	-	-
Add: Accretion of debt discount on convertible debt	-	-	-	-
Add: Interest expense on convertible note	-	-	-	-
Add: Amortization of deferred financing fees	-	-	43,025	-
Net income (loss) attributable to/income available for common shareholders - diluted	(1,291,499)	(1,602,795)	2,007,444	5,395,981

Weighted average outstanding shares of common stock	26,438,125	26,017,835	25,000,000	25,000,000
Dilutive effect of warrants	-	-	-	-
Dilutive effect of options	-	-	-	-
Dilutive effect of Series A convertible preferred stock	-	-	-	-
Dilutive effect of convertible promissory notes	-	-	-	-
Diluted weighted average outstanding shares	26,438,125	26,017,835	25,000,000	25,000,000

Earnings (loss) per share:
Basic	$(0.05)	$(0.06)	$0.09	$0.22

Diluted	$(0.05)	$(0.06)	$0.09	$0.22

For the year ended March 31, 2011, no convertible preferred stock, convertible notes and warrants were included in the calculation of the Company’s diluted loss per share because the Company reported net loss attributable to common shareholders.
For the five months ended March 31, 2010, no convertible preferred stock, convertible notes and warrants were included in the calculation of the Company’s diluted loss per share because the Company reported net loss.

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

23. Subsequent Event

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