Form 10-Q/A
period 2011-06-30
Yayi International Inc
filed 2011-11-10
CIK 789860

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes __  No  X

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,454,558

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this "Amendment") hereby amends our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, previously filed with the Securities and Exchange Commission (the "Commission’) on August 15, 2011 (the "Original Filing"), as amended by Amendment No.1 on Form 10-Q/A filed with the Commission on August 22, 2011.  This Amendment is being filed mainly to reclassify $1,626,379 for the three months ended June 30, 2011 from interest expense to accretion of preferred stock in the consolidated statement of operations and comprehensive income.  In addition, the disclosure under the heading “Results of Operations” of Part II of this Amendment has been hereby revised and restated in its entirety.  There is no impact on the balance sheets or earnings per common share.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets (Unaudited)	1
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	2
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)	3
Condensed Consolidated Statements of Cash Flows (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5

i

 YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	March 31
	2011	2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,310,028	$13,360,392
Restricted cash	919,009	1,412,404
Accounts receivable, net of allowances of $96,261 and $72,036	6,744,936	4,776,780
Other receivable, net of allowances of $72,710 and $43,230	479,769	574,383
Inventories	4,120,022	3,885,481
Prepaid expenses	105,051	309,894
Land use rights - current portion	19,932	19,611
Advances	606,950	900,033
Deferred tax asset	157,885	374,124
Deferred financing cost	204,712	159,496
Total current assets	27,668,294	25,772,598

Property, plant and equipment, net	9,202,432	8,063,507
Livestock, net	570,416	563,402
Goodwill	294,397	289,643
Land use rights	953,433	942,939
Deposits on property, plant and equipment	19,431,895	19,063,439
Deferred tax asset	58,684	31,225
Deferred financing cost	795,953	867,552
Total assets	$58,975,504	$55,594,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$10,856,358	$10,654,328
Accounts payable	2,084,958	884,407
Other payable, bills payable and accrued expenses	3,633,758	3,172,782
Advance from customers	122,784	90,232
Income and other tax payable	1,349,364	1,214,494
Long term loans – current portion	7,194	17,697
Total current liabilities	18,054,416	16,033,940

Long-term liabilities:
Due to shareholders	5,508,208	5,450,233
Derivative liabilities	1,361,369	1,776,400
Convertible notes, net of discount of $3,606,709 and $3,858,839	5,313,291	5,061,161
Registration penalties and make good provision payable	606,756	473,283
	12,789,624	12,761,077

Total liabilities	30,844,040	28,795,017

Commitments and contingencies (Note 17)	-	-
PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus 25% interest from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	17,371,544	15,745,165

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 100,000,000 shares authorized, 26,454,558 and 26,454,558 shares issued and outstanding, respectively	26,454	26,454
Additional paid-in capital	5,873,178	5,840,290
Statutory surplus reserve fund	1,142,397	1,142,397
Retained earning	1,631,304	2,529,601
Accumulated other comprehensive income	2,086,587	1,515,381
Total stockholders’ equity	10,759,920	11,054,123
Total liabilities and stockholders' equity	$58,975,504	$55,594,305

See accompanying notes to these condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended
	June 30,
	2011	2010
	(Restated)
Net sales	$8,343,694	$6,219,693
Cost of goods sold	3,124,247	2,680,237

Gross profit	5,219,447	3,539,456

Operating expenses:
Sales and marketing expenses	2,778,562	3,559,166
General and administrative expenses	816,598	1,031,526

Total operating expenses	3,595,160	4,590,692

Income (loss) from operations	1,624,287	(1,051,236)

Other income (expenses):
Interest income	18,071	2,923
Interest expenses	(233,444)	(146,996)
Amortization of deferred financing costs and debt discount	(479,213)	-
Change in fair value of derivative liabilities	415,031	-
Expense on make good provision	(12,621)	-
Registration penalties	(120,852)	-
Other (expenses) income	(23,695)	(26,189)

Income (loss) before income tax	1,187,564	(1,221,498)

Income tax (expense)/benefits	(459,482)	211,466

Net income (loss)	728,082	(1,010,032)
Accretion of preferred stock	(1,626,379)	-
Net loss attributable to common stockholders	(898,297)	(1,010,032)
Foreign currency translation adjustment	571,206	109,257

Comprehensive loss attributable to common stockholders	$(327,091)	$(900,775)

Loss per share of common stock
- Basic	$(0.03)	$(0.04)
- Diluted	$(0.03)	$(0.04)

Weighted average shares of common stock outstanding
- Basic	26,454,558	26,409,719
- Diluted	26,454,558	26,409,719

See accompanying notes are to these condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock		Additional	Statutory Surplus		Accumulated Other	Total
	Number of shares	Amount	paid-in capital	Reserve Fund	Retained Earnings	Comprehensive Income	Stockholders’ Equity

Balance at March 31, 2011	26,454,558	26,454	5,840,290	1,142,397	2,529,601	1,515,381	11,054,123

Employee stock-based compensation	-	-	32,888	-	-	-	32,888

Net income for the period ended June 30, 2011	-	-	-	-	728,082	-	728,082

Accretion of preferred stock	-	-	-	-	(1,626,379)		(1,626,379)

Foreign currency translation	-	-	-	-	-	571,206	571,206

Balance at June 30, 2011- Restated	$26,454,558	$26,454	$5,873,178	$1,142,397	$1,631,304	$2,086,587	$10,759,920

See accompanying notes to these condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2011	2010
	(Restated)
Cash flow from operating activities
Net income (loss)	$728,082	$(1,010,032)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of livestock	260,254	151,041
Amortization of land use rights	4,950	3,142
Amortization of deferred financing costs	26,383	-
Allowance of bad debts	51,469	85,681
Employee stock-based compensation	32,888	144,417
Sales return allowance	-	(45,520)
Change in fair value of derivative liabilities	(415,031)
Accretion of debt discount	252,130	-

(Increase) decrease in operating assets:

Accounts receivable	(1,898,163)	(2,307,007)
Other receivable	72,729	(117,805)
Inventories	(171,163)	(848,743)
Prepaid expenses	208,080	45,901
Advances	305,802	131,983
Deferred tax asset and current assets	194,130	(472,485)

Increase (decrease) in operating liability:
Accounts payable	1,173,867	588,112
Advance from customers	30,863	(89,896)
Income and other tax payable	113,896	227,681
Other payable, bills payable and accrued expenses	(208,125)	310,870
Registration penalties and make good provision payable	133,473	-
Net cash provided by (used in) operating activities	896,514	(3,202,660)

Cash flows from investing activities
Purchase of property, plant and equipment	(620,775)	(177,351)
Deposit for construction of factory and warehouse	(34,050)	-
Deposit for purchase of machinery and equipment	-	(453,008)
Proceeds from sale of livestock	-	62,973
Purchase and breeding of livestock	(19,915)	-
Net cash used in investing activities	(674,740)	(567,386)

Cash flows from financing activities

Proceeds from short term loans	4,637,105	7,390,150
Repayment of short term loans	(4,620,857)	(3,668,673)
Change in restricted cash	506,479	(42,551)
Due (from) to shareholders	-	(5,609)
Net cash provided by financing activities	522,727	3,673,317
Effect of exchange rate changes in cash	205,135	16,852

Net increase (decrease) in cash and cash equivalents	949,636	(79,877)

Cash and cash equivalents, beginning of period	13,360,392	4,727,677

Cash and cash equivalents, end of period	$14,310,028	$4,647,800

Supplemental disclosure of cash flow information
Cash paid during the period
Interest paid	$231,214	$97,995
Income tax paid	$140,046	$4,139

Supplemental disclosure of non-cash financing and investing activities;
Acquisition of property, plant and equipment in other payable	$683,395	$-
Non-cash exercise of 117,504 warrants into common stock	$-	$45
Deposits transferred to property, plant and equipment	$2,320	$-
Accrued interest on convertible notes	$200,700	$-
Accretion of preferred stock	$1,626,379	$-

See accompanying notes to these condensed consolidated financial statements

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

2.  Restatement of Previously Issued Financial Statements

On November 3, 2011, the Company filed with the Securities and Exchange Commission (“SEC”) a Current Report on Form 8-K, to report management’s determination that the Company’s financial statements for the quarter ended June 30, 2011, included in its Annual Report on Form 10-Q filed with the SEC on August 15, 2011 (the “Form 10-Q”), should no longer be relied upon. The error in such financial statements is primarily due to the incorrect application of generally accepted accounting principles related to the classification of the periodic accretions to redemption value of the redeemable preferred stock incurred during the three months ended June 30, 2011 as interest expense instead of as a charge against retained earnings. The Company had previously believed that the classification of the accretion amount follows Financial Accounting Standards Board Accounting Standards Codification

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Restatement of Previously Issued Financial Statements (continued)

(“ASC”) 480-10 and treated it as an expense.  Upon further study, since the Company has previously determined that the preferred stock is redeemable and falls outside the scope of ASC 480-10, it should not apply the guidance under ASC 480-10 toward the accretion of redemption value. The Company determined that ASC 480-10-S99 should be applied and the accretion be treated as a charge against retained earnings, similar to a dividend to preferred stockholders.  Therefore, the Company determined that the historical financial statements for the three months ended June 30, 2011 included in the Company’s Form 10-Q require restatement to properly record accretion of redemption value of the redeemable preferred stock as a charge to retained earnings.

The restatement has no effect on the consolidated balance sheet as of June 30, 2011 and the earnings per share for the three months ended June 30, 2011. The effect of the restatements on the financial statements for the quarter ended June 30, 2011 is set forth below:

Consolidated Statements of Operations and Comprehensive Income (Loss):	For the Three Months Ended June 30, 2011
	As reported	Adjustment	As restated
Interest expense	$(1,859,823)	$1,626,379	$(233,444)
Income (loss) before tax	(438,815)	1,626,379	1,187,564
Net income (loss)	(898,297)	1,626,379	728,082
Accretion of preferred stock	-	(1,626,379)	(1,626,379)
Net loss attributable to common stockholders	(898,297)	-	(898,297)

Loss per share – Basic and diluted	$(0.03)	$-	$(0.03)

Consolidated Statements of Cash Flows:	For the Three Months Ended June 30, 2011
	As reported	Adjustment	As restated
Net income (loss)	$(898,297)	$1,626,379	$728,082
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of preferred stock	1,626,379	(1,626,379)	-
Net cash provided by operating activities	$896,514	-	$896,514

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Restatement of Previously Issued Financial Statements (continued)

Consolidated Statements of Stockholders’ Equity:	For the Three Months Ended June 30, 2011
	As reported	Adjustment	As restated
Net (loss) income for the three months ended June 30, 2011	$(898,297)	$1,626,379	$728,082
Accretion of preferred stock	-	(1,626,379)	(1,626,379)
Retained Earnings Balance at June 30, 2011	$1,631,304	-	$1,631,304

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

Capitalized Interest - Interest is capitalized as part of the historical cost during the construction period for qualified assets. Interest is capitalized until the asset is ready for service. Capitalized interest is determined based upon the Company’s weighted-average borrowing cost on debt for the average amount of qualifying costs incurred.  Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment, along with other capitalized costs related to that asset.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Restricted Cash

	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Bank deposits held as collateral for bills payable	$510,919	$1,004,314
Bank deposits held in escrow (Note 14)	408,090	408,090
	$919,009	$1,412,404

Cash of $408,090 from the private placement was held in escrow for the Company as of June 30, 2011 (Note 13).

5.  Other Receivable

	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Advance to staff	$27,454	$37,892
Security deposit	488,892	470,313
Sundry	36,133	109,408
	552,479	617,613
Less: allowance for bad debts	(72,710)	(43,230)
	$479,769	$574,383

6.  Inventories

Inventories consist of:

	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Raw materials	$2,371,866	$2,709,596
Packaging	493,950	497,341
Finished goods	1,254,206	678,544
	$4,120,022	$3,885,481

As of June 30, 2011 and March 31, 2010, there was no allowance made for obsolete or slow moving inventory.

As of June 30, 2011, the Company had approximately $1,702,367 of inventory that is pledged as collateral for loan.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Deposits on Property, Plant and Equipment

Deposits on property, plant and equipment consist of:

	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Advances to Tianjin Mengyang Biological Development Co., Ltd ("Tianjin
Menyang"), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 17)	$4,419,864	$4,348,488
- purchase of factory and warehouse (Note 17)	11,677,676	11,489,095
- advances for renovation of office building (Note 17)	362,005	356,159
Deposits for construction in progress (Note 17)	581,761	572,366
Advanced payment for purchasing machinery and equipment	2,390,589	2,297,331
	$19,431,895	$19,063,439

The main body construction of office building had been completed as of September 2010. The construction project is under inspection and the completion date is subject to the inspection report to be issued. Based on the Company’s estimate, the completion date is expected to be postponed to the fourth calendar quarter of 2011 (Note 17). The Company expects that the building will be operational during the fourth calendar quarter of 2012.

The main body construction of factory and warehouse had been completed as of September 2010. The construction project is under inspection and the completion date is subject to the inspection report to be issued. Based on the Company’s estimate, the completion date is expected to be postponed to the fourth calendar quarter of 2011 (Note 17). The Company expects that the facility will start operating during the fourth calendar quarter of 2012.

The construction in progress relates to the construction and installation of central system pipelines. The estimated completion date of installation is postponed to the fourth calendar quarter of 2013 (Note 17).

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

As of June 30, 2011, the Company is in the process of negotiating the total consideration of the agreement for construction of a dormitory project.  The construction of the dormitory started on February 15, 2011 and the estimated completion date is June 30, 2012.  As the total consideration was not confirmed yet when the construction started, the contractor, China Tenth Metallurgy Group Limited Corporation signed a memorandum of understanding with the Company on January 24, 2011 agreeing to prepay the estimated construction fee of RMB4,500,000 (approximately $696,163) on behalf of the Company because of their long-term business relationship and this is recorded in other payable, bills payable and accrued expenses on the balance sheet as of June 30, 2011.  As of June 30, 2011, the main body of the dormitory was completed but it needs renovation and installation of furniture and equipment before it can be used and hence RMB4,500,000 (approximately $696,163) was recorded in construction in progress until the renovation and installation is completed.  On August 10, 2011, the Company obtained the signed construction agreement and the contract value is confirmed to be RMB4,519,617 (approximately $699,198) (Note 21).

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Short Term Loans

On June 3, 2010, the Company entered into three loan agreements with Tianjin Rural Commercial Bank for RMB8,000,000 (approximately $1,237,624) each and a loan agreement for RMB6,000,000 (approximately $928,218). The annual interest rate is 5.8% and the loans were renewed on June 10, 2011. We have renewed the loan agreements with Tianjin Rural Commercial Bank for RMB30,000,000 (approximately $4,641,089), and the annual interest rate is 7.572%. The new due date of the loans is June 9, 2012. These loans are guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. with the guarantee fee of RMB600,000 (approximately $92,822).

On June 8, 2011, the Company entered into a loan agreement with Citibank for RMB175,500 (approximately $27,150). The annual interest rate is 8.593% and the loan is due on September 5, 2011. The loan is guaranteed by Tianjin Mengyang with the guarantee fee of RMB70,200 (approximately $10,860).  This loan was extended under a revolving credit facility of RMB8,000,000 (approximately $1,237,623) entered into with Citibank on November 6, 2010.  The unused amount as of June 30, 2011 was RMB7,824,500 (approximately $1,210,473) (Note 21).

10. Due to Shareholders

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Convertible notes, net

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

The following is a reconciliation of the tax derived by applying the PRC statutory rate to the earnings before income taxes, and comparing that to the recorded income tax (expense) benefits:

	Three months ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)

Tax (expense) benefits at PRC statutory rate	25.0%	25.0%
Over (under) accrual in prior years	0.2%	5.1%
Unrecognized tax benefit of current period tax losses	3.6%	(3.0%)
Parent company's expenses not subject to PRC tax	9.9%	(9.8%)
Effective tax rate	38.7%	17.3%

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

13. Issuance of Convertible Notes and Series of Warrants – Continued

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

13. Issuance of Convertible Notes and Series of Warrants – Continued

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

The value of the embedded conversion option and the warrants are re-measured at June 30, 2011 using the CRR binomial model with the same assumptions as stated above except for a risk free interest rate of 0.54% and volatility of 120%. The decrease in fair value of these derivative liabilities for the three months ended June 30, 2011 totaled $415,031, respectively (Note 15).

The initial carrying value of the convertible notes will be accreted to their redemption value of $8,920,000 over the three years term of the convertible notes at an effective interest rate of 34.77%. Effective interest expense recorded for the three months ended June 30, 2011 is $452,830.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Warrants

Series A, B, C and D Warrants expired on June 6, 2011.

	Shares outstanding	Fair Value
Series E Warrants issued for extension of maturity date of loan from Allied Merit	250,000	$233,547
Series F Warrants issued to Investor (Note 13)	1,115,000	230,805
Series F Warrants issued to Placement agent (Note 13)	312,200	64,624
	1,677,200	$528,976

			Exercise Price
	Warrant	Vested	per Common
	Shares	Shares	Stock Range

Balance, March 31, 2011	4,414,439	4,414,439	$1.08-2.50

Granted or vested during the three months ended June 30, 2011	-	-	-
Exercised during the three months ended June 30, 2011	-	-	-
Expired during the three months ended June 30, 2011	(2,737,239)	(2,737,239)	$1.08-1.35
Balance, June 30, 2011	1,677,200	1,677,200	$1.08-2.50

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding
	Number Outstanding and		Weighted Average Exercise
Range of Exercise Prices	Currently Exercisable at June 30, 2011	Weighted Average Remaining Contractual Life (Years)	Price of Warrants outstanding and Currently Exercisable

$1.08	250,000	0.04	$1.08
$2.50	1,427,200	2.25	$2.5

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Fair Value Measurements

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

The fair value of the derivative liabilities was determined using the CRR binominal model (Note 16), the following table sets forth the components of derivative liabilities:

	June 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Derivative liabilities – warrants to investors and placement agent	$295,429	$394,802
Derivative liabilities – conversion option on convertible notes	1,065,940	1,381,598
Balance of derivative liabilities	$1,361,369	$1,776,400

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Fair Value Measurements (continuted)

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

16. Employee Stock Ownership Plan

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Employee Stock Ownership Plan (continued)

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

16. Employee Stock Ownership Plan - Continued

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

The weighted average remaining contractual life of the currently exercisable options is 8.94 years.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Commitments and Contingencies

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

17. Commitments and Contingencies - Continued

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Commitments and Contingencies - Continued

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

17. Commitments and Contingencies – Continued

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Commitments and Contingencies - Continued

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

19. Series A Redeemable Convertible Preferred Stock

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19. Series A Redeemable Convertible Preferred Stock (continued)

In accordance with ASC 480-10-S99, the initial amount of such redeemable preferred stock should be its fair value at date of issue. If such convertible preferred stock is not currently redeemable and it is not probable that such convertible preferred stock will become redeemable, subsequent adjustment to its redemption amount is not necessary until it is probable that such convertible preferred stock will become redeemable. The Series A Redeemable Convertible Preferred Stock is not redeemable currently. Management assesses the probability of the above two qualified events not occurring on a quarterly basis. The Company is currently working on complying with the NASDAQ listing requirements however based on management’s future projection of earnings per share and considering P/E ratio of similar companies in the dairy industry, management believes it is not probable that the Company will be able to maintain a closing market price of no less than $4.25 per share of common stock for 30 consecutive trading days. Therefore, the Company accreted the change in the redemption value using the effective interest method starting from January 2011. The fair value of the Series A Redeemable Convertible Preferred Stock of $15,000,000 is accreted to equal the redemption value of $26,383,562 over the 18 months period from January 1, 2011 to June 30, 2012 at an effective interest rate of 45.7%. In accordance with ASC 480-10-S99, the accretion to redemption value of redeemable preferred stock is charged against retained earnings. Accretion to redemption value totaled $1,626,379 for the three months ended June 30, 2011.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20. Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for the convertible notes and preferred stock and the treasury stock method for warrants and options. The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended
	June 30,
	2011	2010
	(unaudited)	(unaudited)

Net income (loss)	728,082	(1,010,032)
Accretion of preferred stock	(1,626,379)	-
Net loss attributable to common shareholders - basic	$(898,297)	$(1,010,032)
Net loss attributable to common shareholders - diluted	$(898,297)	$(1,010,032)

Weighted average outstanding shares of common stock	26,454,558	26,409,719
Diluted weighted average outstanding shares	26,454,558	26,409,719

Loss per share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20. Earnings Per Share – Continued

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

For the three months ended June 30, 2011 and 2010, no convertible preferred stock, convertible notes and warrants were included in the calculation of the Company's diluted loss per share because the Company reported net loss attributable to common shareholders.

21. Subsequent Events

Subsequent to June 30, 2011, the Company entered into 5 loan agreements with Citibank totaling of RMB1,017,363 (approximately $157,389). The annual interest rate is 8.8% and the loan is due between September 30, 2011 and October 20, 2011.  The loan is extended under the RMB8,000,000 (approximately $1,237,623) revolving facility entered into on November 8, 2010 with Citibank (Note 9) and is guaranteed by Tianjin Mengyang with the guarantee fee totaling of RMB406,955 (approximately $62,957).

On August 1, 2011, the Company renewed the loan agreements with Shanghai PuDong Development Bank for RMB10,000,000 (approximately $1,547,030).  The annual interest rate is 7.872% and the new due date of the loans is August 1, 2012. These loans are guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.

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

The following shows financial highlights for the fiscal quarter ended June 30, 2011:

●	Net Sales: Net sales for the three months ended June 30, 2011 were more than $8.3 million, an increase of 34.1% from the three months ended June 30, 2010.
●	Gross Margin: Gross margin was 62.6% for the three months ended June 30, 2011, as compared to 56.9% for the three months ended June 30, 2010.
●	Operating Profit: Operating profit was approximately $1.6 million for the three months ended June 30, 2011, which is an increase of $2.7 million as compared to the three months ended June 30, 2010.
●	Net Income: Net Income was approximately $0.7 million for the three months ended June 30, 2011, which is an increase of $1.7 million as compared to the three months ended June 30, 2010.
●	Loss per Share: Fully diluted loss per share was $0.03 for the three months ended June 30, 2011.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the same period in the prior year.

	Three Months Ended June 30,
	2011	2010
			change	variance

Net Sales	$8,343,694	$6,219,693	$2,124,001	34.1%
Cost of goods sold	(3,124,247)	(2,680,237)	(444,010)	16.6%
Gross profit	5,219,447	3,539,456	1,679,991	47.5%
Operating expenses:
Sales and marketing expenses	(2,778,562)	(3,559,166)	780,604	-21.9%
General and administrative expenses	(816,598)	(1,031,526)	214,928	-20.8%
Income (loss) from continuing operations	1,624,287	(1,051,236)	2,675,523	-254.5%
Other (expenses) income, net	(436,723)	(170,262)	(266,461)	156.5%
Income tax (expense) benefit	(459,482)	211,466	(670,948)	-317.3%
Net income (loss) .	$728,082	$(1,010,032)	$1,738,114	172.1%
Accretion of preferred stock	(1,626,379)	-	(1,626,379)	100.0%
Net loss attributable to common stockholders	(898,297)	(1,010,032)	111,735	-11.1%

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

Other expenses. Our other expenses consist primarily of interests, finance cost, change in fair value of derivative liabilities, expenses on make good provision and registration penalties related to $8.92 million convertible notes.  Other expenses increased by approximately 156.5% to $0.4 million for the three months ended June 30, 2011 from $0.2 million for the three months ended June 30, 2010, primarily due to an increase of $0.5 million in amortization of deferred debt issuance cost for the Convertible Notes and an increase of $0.2 million in interest expenses, offset by an increase income of $0.4 in change in fair value of derivative liabilities.

Income Tax (expenses) benefits. Our income tax expenses for the three months ended June 30, 2011 increased to $0.5 million, compared with a benefit of approximately $0.2 million for the three months ended June 30, 2010. The increase was primarily attributable to the increase in income before tax for PRC subsidiaries for the three months ended June 30, 2011.

Net Income (loss). As a result of the factors described above, net income was $0.7 million for the three months ended June 30, 2011, compared with $1.0 million net loss for the prior year period.

Net loss attributable to stockholders. Our net loss attributable to stockholders for the three months ended June 30, 2011 decreased to $0.9 million, compared with $1.0 million net loss attributable to stockholders for the three months ended June 30, 2010, due to the factors described above and $1.6 million in accretion of Series A Preferred Stock (see Note 19 to the Condensed Consolidated Financial Statements)

LIQUIDITY AND CAPITAL RESOURCES

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

Operating Activities

Net cash provided by operating activities for the three months ended June 30, 2011 was approximately $0.9 million that was mainly attributable to net income of $0.7 million, non-cash items not affecting cash flows of $0.2 million, reduced by a $0.04 million increase in net operating assets, as compared to net cash used in operating activities of $3.2 million for the three months ended June 30, 2010.  The changes in net operating assets and liabilities for the three months ended June 30, 2011 was primarily related to a $1.9 million increase in accounts receivables due to our extended term for new products promotion,  offset by a $1.2 million increase in accounts payable due to the peak season for collecting raw goat milk and preparing for the upcoming sales demand,  a $0.2 million decrease in prepaid expenses mainly due to amortizing on advertising expenses prepaid in March 2011, a $0.3 million decrease in advances mainly due to we received raw goat milk that was prepaid in last quarter, a $0.2 million decrease in deferred tax asset and current assets due to reversing of deferred tax asset related to slotting fees adjustment. Net cash used in operating activities for the three months ended June 30, 2010 was mainly attributable to net loss of $1.0 million, non-cash items not affecting cash flows of $0.3 million and a $2.5 million increase in net operating assets and liabilities. We are enhancing our production planning and accounts receivables collection to improve our operating cash flow performance.

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

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS.

EXHIBITS.

10.1*	Construction Agreement, by and between Shaanxi Milkgoat and China Metallurgical, dated August 10, 2011.
10.2	Working Capital Loan Agreement, by and between Milkgoat China and Shanghai Pudong Development Bank, dated August 1, 2011.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
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

DATED:  November 10, 2011

YAYI INTERNATIONAL INC.

By: /s/ Li Liu
Li Liu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jing Chen
Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Construction Agreement, by and between Shaanxi Milkgoat and China Metallurgical, dated August 10, 2011.
10.2	Working Capital Loan Agreement, by and between Milkgoat China and Shanghai Pudong Development Bank, dated August 1, 2011.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
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

* Previously filed with the Original Filing