Form 10-Q
period 2011-09-30
Yayi International Inc
filed 2011-11-14
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,454,558

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets (Unaudited)	3
Condensed Consolidated Statements of Operations and Comprehensive Loss(Unaudited)	4
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	March 31
	2011	2011
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$16,070,756	$13,360,392
Restricted cash	408,090	1,412,404
Accounts receivable, net of allowances of $92,354 and $72,036	6,655,828	4,776,780
Other receivable, net of allowances of $40,512 and $43,230	785,404	574,383
Inventories	3,541,122	3,885,481
Prepaid expenses	171,801	309,894
Land use rights - current portion	20,147	19,611
Advances	899,960	900,033
Deferred tax asset	-	374,124
Deferred financing cost	467,461	159,496
Total current assets	29,020,569	25,772,598

Property, plant and equipment, net	9,083,419	8,063,507
Livestock, net	514,238	563,402
Goodwill	297,564	289,643
Land use rights	948,580	942,939
Depositson property, plant and equipment	19,675,801	19,063,439
Deferred tax asset	47,527	31,225
Deferred financing cost	499,340	867,552

Total assets	$60,087,038	$55,594,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$12,790,680	$10,654,328
Accounts payable	1,884,906	884,407
Other payable, bills payable and accrued expenses	2,732,333	3,172,782
Advance from customers	65,634	90,232
Income and other tax payable	1,253,464	1,214,494
Registration penalties and make good provision– current portion	575,613	-
Long term loans - current portion	-	17,697

Total current liabilities	19,302,630	16,033,940

Long-term liabilities:
Due to shareholders	5,546,828	5,450,233
Derivative liabilities	539,659	1,776,400
Convertible notes, net of discount of $3,325,695 and $3,858,839	5,594,305	5,061,161
Registration penalties and make good provision	-	473,283

	11,680,792	12,761,077

Total liabilities	30,983,422	28,795,017

Commitments and contingencies (Note 18)	-	-

PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus internal rate of return of 25% from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	19,158,424	15,745,165

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 26,454,558 shares issued and outstanding, respectively	26,454	26,454
Additional paid-in capital	5,919,219	5,840,290
Statutory surplus reserve fund	1,142,397	1,142,397
Retained earning	381,509	2,529,601
Accumulated other comprehensive income	2,475,613	1,515,381

Total stockholders’ equity	9,945,192	11,054,123

Total liabilities and stockholders' equity	$60,087,038	$55,594,305

See accompanying notes to these condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$8,569,544	$8,067,376	$16,913,238	$14,287,070

Cost of goods sold	3,134,304	2,874,931	6,258,551	5,555,168

Gross profit	5,435,240	5,192,445	10,654,687	8,731,902

Operating expenses:
Sales and marketing expenses	3,935,749	4,186,627	6,714,311	7,745,793
General and administrative expenses	789,623	1,206,659	1,606,221	2,238,185

Total operating expenses	4,725,372	5,393,286	8,320,532	9,983,978

Income (loss) from operations	709,868	(200,841)	2,334,155	(1,252,076)

Other income (expenses):
Interest income	17,547	2,588	35,618	5,511
Interest expenses	(288,924)	(216,674)	(522,368)	(363,670)
Amortization of deferred debt issuance cost	-	(69,833)	-	(69,833)
Amortization of deferred financing costs and debt discount	(515,578)	-	(994,791)	-
Change in fair value of derivative liabilities	821,710	(136,887)	1,236,741	(136,887)
Expense on make good provision	31,143	-	18,522	-
Registration penalties	-	-	(120,852)	-
Other (expenses) income	(2,208)	1,388	(25,903)	(24,801)

Income (loss) before income tax	773,558	(620,259)	1,961,122	(1,841,756)

Income tax (expense)/benefits	(236,473)	(92,105)	(695,955)	119,361

Net income (loss)	537,085	(712,364)	1,265,167	(1,722,395)

Accretion of preferred stock	(1,786,880)	-	(3,413,259)	-

Net loss attributable to common stockholders	(1,249,795)	(712,364)	(2,148,092)	(1,722,395)

Other comprehensive income
Foreign currency translation adjustment	389,026	479,146	960,232	588,402

Comprehensive loss attributable to common stockholders	$(860,769)	$(233,218)	$(1,187,860)	$(1,133,993)

Loss per share of common stock
- Basic	$(0.05)	$(0.03)	$(0.08)	$(0.07)
- Diluted	$(0.05)	$(0.03)	$(0.08)	$(0.07)

Weighted average shares of common stock outstanding
- Basic	26,454,558	26,436,881	26,454,558	26,423,362
- Diluted	26,454,558	26,436,881	26,454,558	26,423,362

See accompanying notes to these condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock		Additional	Statuory Surplus		Accumulated Other	Total
	Number of shares	Amount	paid-in capital	Reserve Fund	Retained Earnings	Comprehensive Income	Stockholders' Equity

Balance at March 31, 2011	26,454,558	$26,454	$5,840,290	$1,142,397	$2,529,601	$1,515,381	$11,054,123

Employee stock-based compensation	-	-	78,929	-	-	-	78,929

Net income for the period ended September 30, 2011	-	-	-	-	1,265,167	-	1,265,167

Accretion of preferred stock	-	-	-	-	(3,413,259)	-	(3,413,259)

Foreign currency translation	-	-	-	-	-	960,232	960,232

Balance at September 30, 2011	26,454,558	$26,454	$5,919,219	$1,142,397	$381,509	$2,475,613	$9,945,192

See accompanying notes to these condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	September 30,
	2011	2010

Cash flow from operating activities
Net income (loss)	$1,265,167	$(1,722,395)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of livestock	526,307	317,040
Amortization of land use rights	20,018	7,893
Amortization of deferred financing costs	60,247	56,491
Allowance of bad debts	13,652	45,137
Employee stock-based compensation	78,929	696,478
Sales return allowance	-	(45,520)
Change in fair value of derivative liabilities	(1,236,741)	136,887
Accretion of debt discount	533,144	13,342

(Increase) decrease in operating assets:
Restricted cash	-	(17,336)
Accounts receivable	(1,732,017)	(3,275,779)
Other receivable	(194,429)	(142,864)
Inventories	450,311	(1,314,873)
Prepaid expenses	142,424	7,020
Advances	20,126	950,192
Deferred tax asset and current assets	365,021	(380,380)

Increase (decrease) in operating liability:
Accounts payable	949,892	1,071,662
Advance from customers	(27,443)	(16,118)
Income and other tax payable	3,789	7,636
Other payable, bills payable and accrued expenses	(1,023,771)	227,790
Registration penalties and make good provision payable	102,330	-
Net cash provided by (used in) operating activities	316,956	(3,377,697)

Cash flows from investing activities
Purchase of property, plant and equipment	(754,159)	(242,986)
Deposit for construction of factory and warehouse	(59,973)	-
Deposit for purchase of machinery and equipment	(10,782)	(530,026)
Proceeds from sale of livestock	18,433	53,363

Net cash used in investing activities	(806,481)	(719,649)

Cash flows from financing activities
Proceeds from short term loans	8,066,994	8,865,013
Repayment of short term loans	(6,245,570)	(9,608,176)
Repayment of long term loans	-	(20,500)
Net proceeds from issuance of Series A preferred stock	-	8,031,819
Change in restricted cash	1,021,445	(408,090)
Due (from) to shareholders	-	(5,609)
Net cash provided by financing activities	2,842,869	6,854,457

Effect of exchange rate changes in cash	357,020	68,762

Net increase (decrease) in cash and cash equivalents	2,710,364	2,825,873

Cash and cash equivalents, beginning of period	13,360,392	4,727,677

Cash and cash equivalents, end of period	$16,070,756	$7,553,550

Supplemental disclosure of cash flow information

Cash paid during the period

Interest paid	$923,768	$321,433

Income tax paid	$424,892	$221,187

Supplemental disclosure of non-cash financing and investing activities:

Accretion of preferred stock	$3,413,259	$-

Acquisition of property, plant and equipment in other payable	$572,686	$-

Non-cash exercise of warrants into common stock	$-	$63

Deposits transferred to property, plant and equipment	$4,267	$-

Fair value of placement agent warrants in deferred cost financing	$-	$231,929

See accompanying notes to these condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Business

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by Yayi International Inc, a Delaware corporation and its subsidiaries (collectively, the “Company”) , without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statement of operations for the three and six months ended September 30, 2011 is not necessarily indicative of the results that may be expected for the entire year ending March 31, 2012. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and related notes thereto included in the Company’s amended Annual Report on Form 10-K for the year ended March 31, 2011. The Company follows the same accounting policies in the preparation of interim reports.

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

2.  Summary of Significant Accounting Policies

Basis of Consolidation - The consolidated financial statements include the accounts of Yayi International Inc. and its wholly-owned subsidiary, Milkgoat Industrial together with its wholly-owned subsidiaries, Milkgoat China, WeinanMilkgoat, FupingMilkgoat and Shaanxi Milkgoat. All material intercompany transactions have been eliminated in consolidation.

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

Research and development - Research and development costs are expensed as incurred. Research and development expenses amounted to $27,311 and $21,517 for the three months ended September 30, 2011 and September 30, 2010, respectively. Research and development expenses amounted to $44,552 and $41,221 for the six months ended September 30, 2011 and September 30, 2010, respectively.

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of September 30, 2011, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $3,121,298 and $2,864,523 for the three months ended September 30, 2011 and September 30, 2010, respectively. Advertising and promotion costs amounted to $5,132,639 and $5,297,971 for the six months ended September 30, 2011 and September 30, 2010, respectively.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies – Continued

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in sales and marketing expenses. During the three months ended September 30, 2011 and September 30, 2010, shipping and handling costs were $89,803 and $138,437, respectively. During the six months ended September 30, 2011 and September 30, 2010, shipping and handling costs were $182,425 and $259,549, respectively.

Slotting fees - The Company accounts for slotting fees in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)605-50. ASC 605-50 requires that cash considerations, including sales incentives, given by a vendor to a customer is presumed to be a reduction of the selling price, and therefore, should be characterized as a reduction to gross sales. This presumption is overcome and the consideration would be characterized as an expense incurred if the vendor receives an identifiable benefit in exchange for the consideration and the fair value of that identifiable benefit can be reasonably estimated. Furthermore, if the consideration recorded is in excess of gross sale of any retailer, the amount in excess will be recorded as selling expense.

The Company treats one-time slotting fees paid to retails shops who are direct customers of the Company’s distributors and the fees pays to distributors upon signing of contract as a reduction in gross sales.

Slotting fees of $153,395and $1,376,754 were recorded as a reduction of sales revenue for the three months ended September 30, 2011 and September 30, 2010, respectively. Slotting fees of $358,225 and $3,314,645 were recorded as a reduction of sales revenue for the six months ended September 30, 2011 and September 30, 2010, respectively.

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

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that provide disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company adopted the disclosure requirements effective April 1, 2011.  The adoption of this update did not have a material impact to the Company’s financial position.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company will adopt the disclosure requirements for any business combinations in 2011.  The adoption of this amendment did not have a material impact to the Company’s financial position.

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

Recently Issued Accounting Pronouncements Not yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments include the following:

●	Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.

●	Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company intends to adopt the amendments in this Update effective April 1, 2012.

3.  Restricted Cash

	September 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Bank deposits held as collateral for bills payable	$-	$1,004,314
Bank deposits held in escrow (Note 13)	408,090	408,090
	$408,090	$1,412,404

Cash of $408,090 from the private placement was held in escrow for the Company as of September 30, 2011 (Note 12).

4.  Other Receivable

	September 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Advance to staff	$23,893	$37,892
Security deposit	763,576	470,313
Sundry	38,447	109,408
	825,916	617,613
Less: allowance for bad debts	(40,512)	(43,230)
	$785,404	$574,383

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Inventories

Inventories consist of:

	September 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Raw materials	$2,295,531	$2,709,596
Packaging	465,397	497,341
Finished goods	780,194	678,544
	$3,541,122	$3,885,481

As of September 30, 2011 and March 31, 2011, there was no allowance made for obsolete or slow moving inventory.

As of September 30, 2011, the Company had approximately $1,720,040 of inventory that is pledged as collateral for loan.

6.  Deposits on Property, Plant and Equipment

Deposits on property, plant and equipment consist of:

	September 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Advances to Tianjin Mengyang Biological Development Co., Ltd ("Tianjin
Menyang"), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 16)	$4,467,413	$4,348,488
- purchase of factory and warehouse (Note 16)	11,803,306	11,489,095
- advances for renovation of office building (Note 16)	365,899	356,159
Deposits for construction in progress (Note 16)	593,805	572,366
Advanced payment for purchasing machinery and equipment	2,445,378	2,297,331
	$19,675,801	$19,063,439

The main body construction of office building had been completed as of September 2010. The construction project is under inspection and the completion date is subject to the inspection report to be issued. Based on the Company’s estimate, the completion date is expected to be postponed to the third calendar quarter of 2012(Note 16). The Company expects that the building will be operational during the fourth calendar quarter of 2012.

The main body construction of factory and warehouse had been completed as of September 2010. The construction project is under inspection and the completion date is subject to the inspection report to be issued. Based on the Company’s estimate, the completion date is expected to be postponed to the third calendar quarter of 2012 (Note 16). The Company expects that the facility will start operating during the fourth calendar quarter of 2012.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	September 30,	March 31,
	2011	2011
	(unaudited)	(audited)
At cost:
Leasehold improvement	$73,675	$71,714
Plant and buildings	4,459,180	4,338,544
Machinery	4,015,594	3,895,981
Furniture, fixtures and equipment	246,480	239,364
Motor vehicles	355,790	338,091
	9,150,719	8,883,694
Less: accumulated depreciation and amortization	(2,333,717)	(1,799,269)
	6,817,002	7,084,425
Construction in progress	2,266,417	979,082
	$9,083,419	$8,063,507

During the three and six months ended September 30, 2011, depreciation expenses amounted to $242,261 and $480,381, respectively. Among which $192,472 and $406,636 was recorded as cost of sales, and $49,789 and $73,745 was recorded as other selling, general and administrative expense for the three and six months ended September 30, 2011, respectively.

During the three and six months ended September 30, 2010, depreciation expenses amounted to $141,744 and $268,341, respectively. Among which $117,884 and $220,701 was recorded as cost of sales, and $23,860 and $47,640 was recorded as other selling, general and administrative expense for the three and six months ended September 30, 2010, respectively.

As of September 30, 2011, the main body of the dormitory was completed by the contractor, China Tenth Metallurgy Group Limited Corporation for RMB4,500,000 (approximately $703,652) and was recorded in construction in progress until the renovation and installation of machineries and equipment are completed.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.  Short Term Loans

On June 3, 2010, the Company entered into three loan agreements with Tianjin Rural Commercial Bank for RMB8,000,000 (approximately $1,250,938) each and a loan agreement for RMB6,000,000 (approximately $938,204). The annual interest rate is 5.8% and the loans were renewed on June 10, 2011. The Company has renewed the loan agreements with Tianjin Rural Commercial Bank for RMB30,000,000(approximately $4,691,018), and the annual interest rate is 7.572%. The new due date of the loans is June 9, 2012. These loans are guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. with the guarantee fee of RMB600,000 (approximately $93,820).

As of September 30, 2011, the Company entered into 14 loan agreements with Citibank for total of RMB1,996,567 (approximately $312,198). The annual interest rate range from 8.8% to 9.66% and the due date of the loans range from October 9, 2011 to December 22, 2011. One of these loans for RMB197,608 (approximately $30,899) was repaid on September 30, 2011 and six of these loans for total of RMB927,836 (approximately $145,083) have been repaid subsequent to September 30, 2011. These loans are guaranteed by Tianjin Mengyang with the total guarantee fee of RMB798,645 (approximately $124,882).  This loan was extended under a revolving credit facility of RMB8,000,000 (approximately $1,250,938) entered into with Citibank on November 6, 2010.  The unused amount as of September 30, 2011 was RMB6,201,041 (approximately $969,640) (Note 20).

On August 1, 2011, the Company renewed the loan agreements with Shanghai PuDong Development Bank for RMB10,000,000 (approximately $1,563,673).  The annual interest rate is 7.872% and the new due date of the loans is August 1, 2012. These loans are guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. with the guarantee fee of RMB1,490,000 (approximately $232,587).

On August 18, 2011, the Company entered into a loan agreement with Bank of Beijing for RMB10,000,000 (approximately $1,563,673). The annual interest rate is 7.872% and the due date of the loan is August 17, 2012. The loan is guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. with the guarantee fee of RMB1,000,000 (approximately $156,367).

9.  Due to Shareholders

	September 30,	March 31,
	2011	2011
	(unaudited)	(audited)

Li Liu, a director of the Company, officer and principal shareholder	$3,628,561	$3,531,966
Other shareholders	1,918,267	1,918,267
	$5,546,828	$5,450,233

On June 12, 2009, the persons who were shareholders of Milkgoat China before Milkgoat Industrial acquired their interests in Milkgoat China on January 15, 2008 (the “Original Shareholders”) entered into a restructuring agreement whereby the Original Shareholders, upon receipt of RMB30,500,000 (approximately $4,769,202) of dividend payable from Milkgoat Industrial agreed to provide an interest-free loan of the same amount to Milkgoat China. The entire amount of dividend was paid to the Original Shareholders and was lent to Milkgoat China by the Original Shareholders.

The amounts due to director, Li Liu and the other shareholders are unsecured with no stated interest and are not expected to be repaid within the next one year and they are reflected as long-term liabilities on the balance sheet.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Convertible notes, net

The convertible notes payable, net of debt discount consists of the following as of September 30, 2011 and 2010:

	September 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Convertible notes payable	$4,604,447	$4,604,447
Accretion of debt discount - warrants and beneficial conversion feature	989,858	456,714
Convertible notes payable, net	$5,594,305	$5,061,161

Accrued interest on the convertible notes payable as of September 30, 2011 was nil. Interest expense on the convertible notes for the three and six months ended September 30, 2011 was $202,930 and $405,860.  Interest expense on the convertible notes for the three and six months ended September 30, 2010 was nil.

11. Income Tax

The enterprise income tax is reported on a separate entity basis.

United States -The Company was incorporated in Delaware and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the three and six months ended September 30, 2011. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulted from the net operating loss.

BVI -Milkgoat Industrial was organized in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC -Milkgoat China, WeinanMilkgoat, FupingMilkgoat and Shaanxi Milkgoat are subject to PRC income tax. Income tax expense for the three months ended September 30, 2011 and 2010 were $236,473 and $92,105, respectively. Income tax expense (benefits) for the six months ended September 30, 2011 and 2010 were $695,955 and ($119,361), respectively.

Effective January 1, 2008, the statutory PRC tax rate is 25%. Therefore, the statutory PRC rate for the period ended September 30, 2011 and year ended March 31, 2011 was 25%.

The following is a reconciliation of the tax derived by applying the PRC statutory rate to the earnings before income taxes, and comparing that to the recorded income tax expense (benefits):

	For The Three Months Ended		For The Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Tax provision (benefits) at PRC statutory rate	25.0%	-25.0%	25.0%	-25.0%
Under (over) accrual in prior years	0.0%	-6.2%	0.1%	-5.8%
Unrecognized tax benefit of current period tax losses	8.1%	0.4%	5.4%	2.4%
Parent company's net loss (gain) not subject to PRC tax	-2.6%	45.7%	5.0%	21.9%

Effective tax rate	30.5%	14.9%	35.5%	-6.5%

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the three and six months ended September 30, 2011 and 2010. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

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

Make Good Escrow Agreement

On September 27, 2010, the Company, a major shareholder of the Company, Global Rock, Euro Pacific Capital, Inc. and Escrow, LLC entered into a make good escrow agreement (the “Make Good Escrow Agreement”). Pursuant to the Make Good Escrow Agreement, Global Rock agreed to place a total of 669,000 shares of common stock held by it, which is equal to 15% of the amount of shares of common stock issuable upon conversion of the 9% Convertible Notes (the “Make Good Shares”), into escrow to secure certain make good obligations of the Company. In the event that the combined net sales of the Company of both of the fiscal years ending March 31, 2011 and 2012 is less than $125 million, Global Rock will transfer the Make Good Shares to the investors, on a pro rata basis to the extent of shortfall of the actual net sales achieved compare to the guaranteed net sales of $125 million for no additional consideration. As of September 30, 2011, it is probable that the guaranteed net sales of $125 million for fiscal years ending March 31, 2011 & 2012 may not be achieved. The estimated fair value as of September 30, 2011 of the 311,936 shares expected to be delivered is $187,161 and is reflected as Registration penalties and make good provision payable on the balance sheet as of September 30, 2011. The fair value of Make Good Escrow Agreement will be analyzed every period end using a probability weighted assessment method and adjusted if necessary.

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

Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement on Form S-1 (the “Registration Statement”), within 30 days after the closing of the private placement, or the Closing, and cause the Registration Statement to be declared effective by the Securities and Exchange Commission with 180 days after the Closing. The Company may be subject to liquidated damages in an amount up to 8% ($713,600) of the aggregate investment amount paid by the investors in the private placement if it is unable to file, obtain and maintain effectiveness of the Registration Statement as required by the Registration Rights Agreement by March 27, 2011. The Company filed the Registration Statement on October 27, 2010 and it is effective on August 8, 2011. As of September 30 and June 30, 2011, the Company has accrued a registration penalty of $388,452 and is reflected as Registration penalties and make good provision payable on the balance sheet as of September 30, 2011.

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

The value of the embedded conversion option and the warrants are re-measured at September 30, 2011 using the CRR binomial model with the same assumptions as stated above except for a risk free interest rate of 0.25% and volatility of 85%. The decrease in fair value of these derivative liabilities for the three and six months ended September 30, 2011 totaled $821,710 and $1,236,741 (Note 14), respectively.  The increase in fair value of these derivative liabilities for the three months ended September 30, 2010 totaled $136,888.

The initial carrying value of the convertible notes will be accreted to their redemption value of $8,920,000 over the three years term of the convertible notes at an effective interest rate of 34.77%. Effective interest expense recorded for the three and six months ended September 30, 2011 is $481,714 and $934,544, respectively. Effective interest expense recorded for the three months ended September 30, 2010 is $13,342.

13. Warrants

Series A, B, C and D Warrants expired on June 6, 2011 and Series E expired on July 15, 2011.

	Shares outstanding	Fair Value
Series F Warrants issued to Investor (Note 12)	1,115,000	83,625
Series F Warrants issued to Placement agent (Note 12)	312,200	23,415
	1,427,200	$107,040

			Exercise Price
	Warrant	Vested	per Common
	Shares	Shares	Stock Range

Balance, March 31, 2011	4,414,439	4,414,439	$1.08-2.50

Granted or vested during the six months ended September 30, 2011	-	-	-
Exercised during the six months ended September 30, 2011	-	-	-
Expired during the six months ended September 30, 2011	(2,987,239)	(2,987,239)	$1.08-1.35
Balance, September 30, 2011	1,427,200	1,427,200	$2.50

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Warrants – Continued

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding
	Number Outstanding and		Weighted Average Exercise
Range of Exercise Prices	Currently Exercisable at September 30, 2011	Weighted Average Remaining Contractual Life (Years)	Price of Warrants outstanding and Currently Exercisable

$2.50	1,427,200	1.99	$2.50

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

The following table sets forth a summary of changes in fair value of Level 3 liabilities for the three months ended September 30, 2011:

Liabilities:
Balance of derivative liabilities as of March 31, 2011	$1,776,400
Initial fair value of derivative liabilities	-
Change in fair value of derivative liabilities	(1,236,741)
Balance of derivative liabilities as of September 30, 2011	$539,659

The fair value of the derivative liabilities was determined using the CRR binominal model (Note 12), the following table sets forth the components of derivative liabilities:

	September 30,	March 31,
	2011	2011
	(unaudited)	(audited)
Derivative liabilities – warrants to investors and placement agent	$107,039	$394,802
Derivative liabilities – conversion option on convertible notes	432,620	1,381,598
Balance of derivative liabilities	$539,659	$1,776,400

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Fair Value Measurements – Continued

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

The Company also entered into separate Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan Award Agreements (the “Option Agreements”), with each of Ms. Jing Chen, the Company's Chief Financial Officer and Mr. Fung Shek, the Company's Vice President and Director. Under the terms of the Option Agreements, the Company agreed to grant stock options, at an exercise price at $2.25 per share, to each of Ms. Chen and Mr. Shek for the purchase of 250,000 shares of common stock and 106,000 shares of common stock, respectively. According to the Option Agreements, 25% of the option granted to each of Ms. Chen and Mr. Shek will vest on the first anniversary of the grant date, and the balance will vest in equal quarterly installments over the next three years on the last day of each quarter, subject to Ms. Chen's and Mr. Shek's continuing employment with the Company through these dates. 78,125 and 33,125 options to Ms. Chen and Mr. Shek are vested as of September 30, 2011, respectively.

On May 31, 2010, the company also entered into separate Option Agreements under the Plan with certain non-executive employees, pursuant to which the Company granted to these employees options to purchase an aggregate of 842,400 shares of common stock, at an exercise price of $2.25 per share. 25% of these options vests on the first anniversary of the grant date, then the balance will vest in equal quarterly installments over the next three years on the last day of each quarter subject to such employees’ continuing employment with the Company through these dates and meeting the performance goals established by the department manager and/or the Company’s CEO as the case may be subject to the understanding that the Company’s CEO’s assessment shall be final.

These options have been valued at $1,184,979 on grant date. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 54%, risks free interest rate of 2.75% and expected option life of seven years. The options expire ten years from the date of issuance.

The compensation expenses accrued for the Plan which is subject to employees’ continuing employment and meeting the performance goals established by the department manager and/or the Company’s CEO. During the year ended March 31, 2011, a total of 385,300 options, originally valued at $380,985, failed to vest and have been cancelled due to employee resignation and employees not meeting performance target. During the three and six months ended September 30, 2011, a total of 32,250 options and 92,700 options, originally valued at $31,889 and $91,662, failed to vest and have been cancelled due to employee resignation and employees not meeting perform target. 232,481 options are vested as of September 30, 2011.

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

These options have been valued at $951,315, the Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 55%, risk free interest rate of 2.03%, expected term of 5.25 years. All of the options shall vest in one time after six months from the grant date. The options expire ten years from the date of issuance. These options are fully vested as of March 31, 2011.

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding options as of September 30, 2011:

Options Outstanding
Range of Exercise Prices	Number of options Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life (Years)

$0.98-2.25	1,428,392	8.69

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. Total compensation expense related to the stock options for the three and six months ended September 30, 2011 was $46,041 and $78,929. For the three months ended September 30, 2011, $42,045 and $3,996 were recorded as general and administrative expense and selling expense respectively.  For the six months ended September 30, 2011, $70,986 and $7,943 were recorded as general and administrative expense and selling expense respectively. As of September 30, 2011, there was $482,054 of unrecognized compensation costs related to unvested share-based compensation arrangements granted under the Plan that is expected to be recognized through May 31, 2014.

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

A summary of the Company’s stock option activity as of September 30, 2011, and changes during the six months ended September 30, 2011 is presented in the following table:

		Weighted-Average
	Options	Exercise Price

Outstanding at March 31, 2011	1,521,092	$1.66
Granted	-	-
Exercised	-	-
Cancelled	(92,700)	2.25
Outstanding at September 30, 2011	1,428,392	$1.62

Exercisable at September 30, 2011	940,473	$1.29

The weighted average remaining contractual life of the currently exercisable options is 8.69 years.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies

Purchase of Office Building with a total consideration of $4,634,725

On January 15, 2007, the Company signed a sales and purchase agreement with Tianjin Mengyang to buy a four-story office building of an approximate construction area of 7,800 square meters located at Jinghai Industrial Park, or Jinghai Project, for a total consideration of RMB29,640,000 (approximately $4,634,725). The main body construction of office building was completed in September 2010. The construction project is under inspection and the completion date is subject to the issuance of inspection report. Based on the Company’s estimate, the completion date of inspection would be the third calendar quarter of 2012 and the Company would receive the certificate of right to use in the fourth calendar quarter of 2012.  As of September 30, 2011, RMB28,570,000 (approximately $4,467,413) was paid and recorded as advances on property, plant and equipment. The remaining RMB1,070,000 (approximately $167,312) would be paid in 2 installments of RMB535,000 (approximately $83,656) each upon receiving the certificate of right to use.

Renovation of Office Building with a total consideration of $731,800

As of September 30, 2011, the first payment of RMB2,340,000 (approximately $365,900) was paid to Tianjin Mengyang for interior renovation of the building and was recorded as advances and deposits on property, plant and equipment. The remaining RMB936,000(approximately $146,360), RMB936,000(approximately $146,360) and RMB468,000 (approximately $73,180) are to be paid in July, September and November 2012, respectively, upon the inspection of the completed renovation project . Based on the Company’s estimate, the completion date would be third calendar quarter of 2012.  If the remaining balance is not paid upon completion of the project, the balances will bear interest at the PRC prime interbank rate of 6.03% per annum for a three months loan from Tianjin Mengyang.

Purchase of Factory & Warehouse with a total consideration of $14,150,456

On September 26, 2008, the Company signed a factory transfer agreement with Tianjin Mengyang to purchase three warehouses and a factory of an approximate construction area of 30,165 square meters situated at Jinghai Industrial Park for a total consideration of RMB90,495,000 (approximately $14,150,456). The Company paid a total of RMB44,404,000 (approximately $6,943,332) in 2008.

On January 20, 2009, the Company signed a supplemental agreement with Tianjin Mengyang to postpone the construction completion date to December 31, 2009. Under the first supplement agreement, the parties agreed that the RMB33,000,000 (approximately $5,160,120) is to be paid by 11 monthly installments of RMB3,000,000 (approximately $469,101) each from January 2009 to November 2009. The company paid RMB9,000,000 (approximately $1,407,305) in cash and settled the other RMB6,000,000 (approximately $938,204) by offsetting a short term loan due from Tianjin Mengyang up to May, 2009.

On June 12, 2009, the Company signed a second supplemental agreement with Tianjin Mengyang under which the parties agreed that the remaining balance for factory and warehouse of RMB31,091,000 (approximately $4,861,614), will be paid by 3 installments. The first installment of RMB16,080,500 (approximately $2,514,464) was paid on the completion of the main framework of the construction in Oct, 2009. The second installment of RMB7,505,250 (approximately $1,173,575) is due upon satisfactory inspection of the construction. The final installment of RMB7,505,250 (approximately $1,173,575) is due upon receiving the certificate of right to use.

The construction of the main office buildings, factory and warehouse was completed in September 2010. Tianjin Construction Commission requires the Company to provide the inspection report before the renovation projects could begin. On September 16, 2010, the Chinese State Council issued a “Circular on Further Strengthening the Quality and Safety of Dairy Products No. (2010) 42”, which requires newly established dairy product manufacturing companies to comply with “Rules for Implementation of Regulations on Issuing Infant Formula Milk Powder Production License” which was issued by the Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) in November 2010. The rules tighten the examination criteria of production license and inspection standard of milk product. Therefore, Jinghai Project is subject to more stringent inspection before the inspection report could be issued. Based on the Company’s estimate, the completion date of Jinghai Project is postponed to the third calendar quarter of 2012.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies – Continued

As of September 30, 2011, total payments of RMB75,484,500 (approximately $11,803,306) were made and recorded as advances and deposits on property, plant and equipment. The remaining RMB15,010,500 (approximately $2,347,150) are to be paid by 2 installments of RMB7,505,250 (approximately $1,173,575) each. The first installment is due upon satisfactory inspection of the construction. The second installment is due upon receiving the certificate of ownership.

Purchase of Machinery & Equipment of a total consideration of $8,130,579

During the fiscal year ended March 31, 2010, the Company signed a contract to purchase machinery and equipment to expand its liquid goat milk production line, totaling RMB25,627,000 (approximately $4,007,224) and has been paid to the supplier as of September 30, 2011. RMB1,703,000 (approximately $266,293) of it was recorded in construction in progress and RMB5,266,600 (approximately $823,524) of it was recorded in advances on property, plant and equipment for those machinery and equipment not delivered yet. After March 31, 2010, the Company adopted a new marketing strategy and signed a memorandum with the supplier for switching the purchase contract of machinery and equipment RMB 5,266,600 (approximately $823,524) from Milkgoat China, our subsidiary company to Shaanxi Milkgoat, our another subsidiary. The remaining of RMB18,657,400 (approximately $2,917,407) is expected to be paid in the fourth quarter calendar year 2013.

On May 25, 2010, the Company entered into a construction agreement with Tianjin Jinghai Power Co., Ltd., for the installation of a 10KV-1250KVA substation with a total amount of RMB5,000,000 (approximately $781,836). As of September 30, 2011, the first payment of RMB1,000,000 (approximately $156,367) were paid and recorded in advances and deposits on property, plant and equipment. The remaining RMB2,500,000 (approximately $390,918) and RMB1,500,000 (approximately $234,551) are to be paid in July and September 2012, respectively, when the construction is completed. Based on the Company’s estimate, the completion date would be in the fourth calendar quarter of 2012.

On May 26, 2010, the Company signed a contract with Tianjin Jinquan Co., Ltd. for the GMP Cleaning Workshop Installation with the total amount of RMB3,000,000 (approximately $469,102). As of September 30, 2011, the first payment of RMB1,500,000 (approximately $234,551) were paid and recorded in advances and deposits on property, plant and equipment. The remaining RMB1,500,000 (approximately $234,551) are to be paid by 2 installments. The first installment of RMB1,050,000 (approximately $164,186) will be paid in August 2012 when the main construction materials are delivered. The final installment of RMB450,000 (approximately $70,365) will be paid in September 2012 when the construction is completed.  Based on the Company’s estimate, the completion date would be in the fourth calendar quarter of 2012.

During the fiscal year ended March 31, 2011, the Company signed a contract with Shantou Xinyi for milk production equipment, totaling RMB670,000 (approximately $104,766). As of September 30, 2011, the Company paid RMB201,000 (approximately $31,430) and was recorded in advances on property, plant and equipment. The Company expects the equipment will be delivered in the third calendar quarter of 2012. The remaining  RMB335,000 (approximately $52,383) and RMB100,500 (approximately $15,715) will be paid in July and August 2012, respectively, when the machinery and equipment is delivered and inspected. The final payment of RMB33,500 (approximately $5,238) is to be paid in November 2012 after the approval of final inspection of equipment.

There is a contract signed with ShangHaiDahe for purchasing goat milk powder production lines, totaling RMB16,379,500 (approximately $2,561,218). As of September 30, 2011, the Company paid RMB5,732,700 (approximately $896,407) and recorded in advances on property, plant and equipment. The remaining RMB10,646,800 (approximately $1,664,811) will be paid progressively, RMB7,339,550 ($1,147,665), RMB2,456,925 ($384,183) and RMB850,325 ($132,963) will be paid in July, September 2012 and March 2013, respectively when the construction of factory and warehouse pass the inspection and upon receiving the certificate of ownership.

The Company signed some small contracts for purchasing machinery and equipment with a total amount of RMB1,320,180 (approximately $206,433) and recorded in advances and deposits on property, plant and equipment as of September 30, 2011.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies – Continued

Installation of central system pipelines with a total consideration of $1,960,064

On October 28, 2009, Shaanxi Milkgoat entered into a Project Installation Agreement (the “Installation Agreement”), with Heilongjiang Tianhong Food Equipment Co., Ltd. (“Heilongjiang Tianhong”), which provided for, among others, and install all the process pipelines and the central system pipelines at Shaanxi Milkgoat’s new joint production facility. Pursuant to the Installation Agreement, Shaanxi Milkgoat agreed to pay Heilongjiang Tianhong an aggregate of RMB12,535,000 (approximately $1,960,064) in five installments for the service that Heilongjiang Tianhong will provide.

As of September 30, 2011, the first payment of RMB3,760,500 (approximately $588,019) representing 30% of the consideration, was paid and recorded in advances and deposits on property, plant and equipment. The remaining balance of RMB8,774,500 (approximately $1,372,045) includes RMB3,760,500 (approximately $588,019) is expected to be paid within seven days after the beginning of installation, RMB1,253,500 (approximately $196,006) is expected to be paid within ten days after the completion of installation, RMB3,133,750 (approximately $490,016) is expected to be paid within ten days after the inspection of installation and RMB626,750 (approximately $98,004) is expected to be paid one year after the inspection of installation. Heilongjiang Tianhong agreed to complete the installation within 90 days after Shaanxi Milkgoat provides to Heilongjiang Tianhong an appropriate construction site for the installation according to the Installation Agreement. The estimated completion date of installation is postponed to fourth calendar quarter of 2013.

Construction of a research and development building with a total consideration of $1,668,989

On June 16, 2011, the Company signed a construction agreement with China Tenth Metallurgy Group Limited Corporation for the construction of a research and development building in Weinan, PRC, for a total consideration of RMB10,673,523 (approximately $1,668,989).  As of September 30, 2011, total payment of RMB7,000,000 (approximately $1,094,571) was paid to the contractor.  The estimated completion date of the construction is in fourth calendar quarter of 2011 and the balance will be paid progressively during the construction.  The Company expected to pay RMB1,000,000 (approximately $156,367) in December 2011, RMB2,139,847 (approximately $334,602) in January 2012 and RMB533,676 (approximately $83,449) in March 2012.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Concentrations, Risks, and Uncertainties

The Company did not have any customer constituting 10% or greater of net sales for the three and six months ended September 30, 2011 and 2010.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

The Company has the following concentrations of business with suppliers constituting 10% or greater of the Company’s purchased value for the three months ended September 30, 2011 and 2010:

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Tianjin Hua Ai Co., Ltd.	*	*	10.7%	*

* Constitute less than 10% of the Company's purchased value.

As of September 30, 2011, amount due to Tianjin Hua Ai Co., Ltd. was $106,092.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Series A Redeemable Convertible Preferred Stock – Continued

In accordance with ASC 480-10-S99, the initial amount of such redeemable preferred stock should be its fair value at date of issue. If such convertible preferred stock is not currently redeemable and it is not probable that such convertible preferred stock will become redeemable, subsequent adjustment to its redemption amount is not necessary until it is probable that such convertible preferred stock will become redeemable. The Series A Redeemable Convertible Preferred Stock is not redeemable currently. Management assesses the probability of the above two qualified events not occurring on a quarterly basis. The Company is currently working on complying with the NASDAQ listing requirements however based on management’s future projection of earnings per share and considering P/E ratio of similar companies in the dairy industry, management believes it is not probable that the Company will be able to maintain a closing market price of no less than $4.25 per share of common stock for 30 consecutive trading days. Therefore, the Company accreted the change in the redemption value using the effective interest method starting from January 2011. The fair value of the Series A Redeemable Convertible Preferred Stock of $15,000,000 is accreted to equal the redemption value of $26,383,562 over the 18 months period from January 1, 2011 to June 30, 2012 at an effective interest rate of 45.7%. In accordance with ASC 480-10-S99, the accretion to redemption value of redeemable preferred stock is charged against retained earnings. Accretion to redemption value totaled $1,786,880 and $3,413,259 for the three and six months ended September 30, 2011.

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

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income (loss)	$537,085	$(712,364)	$1,265,167	$(1,722,395)
Accretion of preferred stock	(1,786,880)	-	(3,413,259)	-
Net loss attributable to common shareholders - basic	$(1,249,795)	$(712,364)	$(2,148,092)	$(1,722,395)
Net loss attributable to common shareholders - diluted	$(1,249,795)	$(712,364)	$(2,148,092)	$(1,722,395)

Weighted average outstanding shares of common stock	26,454,558	26,436,881	26,454,558	26,423,362
Diluted weighted average outstanding shares of common stock	26,454,558	26,436,881	26,454,558	26,423,362

Loss per share:
Basic	$(0.05)	$(0.03)	$(0.08)	$(0.07)

Diluted	$(0.05)	$(0.03)	$(0.08)	$(0.07)

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19. Earnings Per Share – Continued

The computation of diluted loss per share as of September 30, 2011 and 2010 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	September 30,
	2011	2010
	(unaudited)	(unaudited)
Warrants outstanding	1,427,200	4,426,014
Options outstanding	1,428,392	1,906,392
Series A convertible preferred stock outstanding	15,306,120	15,306,120
Convertible promissory notes outstanding	4,460,000	4,460,000
	22,621,712	26,098,526

For the three and six months ended September 30, 2011, no convertible preferred stock, convertible notes and warrants were included in the calculation of the Company's diluted loss per share because the Company reported net loss attributable to common stockholders.

For the three and six months ended September 30, 2010, no convertible preferred stock, convertible notes and warrants were included in the calculation of the Company's diluted loss per share because the Company reported net loss attributable to common stockholders.

20. Subsequent Events

On October 8, 2011, the Company entered into a loan agreement with Citibank for RMB184,050 (approximately $28,780).  The annual interest rate is 9.63% and the due date of the loan is January 6, 2012. These loans are guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd with the guarantee fee of RMB73,620 (approximately $11,512).

On November 10, 2011, Milkgoat China renewed its working capital loan agreement with Tianjin Bank, Shaoxing Dao Branch ("Tianjin Bank"), pursuant to which, Tianjin Bank loaned to Milkgoat China RMB20,000,000 (approximately $3,127,346) to purchase raw materials. The loan has a term of 12 months and expires on November 9, 2012. The fixed annual interest rate of the loan is 8.528%. The loan is guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. with the guarantee fee of RMB1,000,000 (approximately $156,367).

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

Certain Terms

In this report, unless indicated otherwise:

●	“BVI” refers to the British Virgin Islands;
●	“China,” “Chinese” and “PRC,” refer to the People’s Republic of China;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended
●	“Fuping Milkgoat” refers to Fuping Milkgoat Dairy Co., Ltd., a company organized under the laws of the PRC;
●	“Milkgoat China” refers to Milkgoat (China) Goat Dairy Co., Ltd., a company organized under the laws of the PRC;
●	“Renminbi” and “RMB” refer to the legal currency of PRC;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;
●	“Shaanxi Milkgoat” refers to Shaanxi Milkgoat Dairy Co., Ltd, a company organized under the laws of the PRC;
●	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;
●	“we,” “us,” “our company,” “our” and “Yayi” refer to the combined business of Yayi International Inc. and/or its consolidated subsidiaries, as the case may be; and
●	“Weinan Milkgoat” refers to Weinan Milkgoat Production Co., Limited, a company organized under the laws of the PRC.

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

Second Quarter Financial Performance Highlights

With an efficient slotting fee control and an increasing demand for our raw goat milk powder, we continued to experience a growth in our revenues during the second fiscal quarter ended September 30, 2011.

The following shows financial highlights for the second fiscal quarter:

●	Net Sales: Net sales for the three months ended September 30, 2011 were more than $8.6 million, an increase of 6.2% from the three months ended September 30, 2010.

●	Gross Margin: Gross margin was 63.4% for the three months ended September 30, 2011, as compared to 64.4% for the three months ended September 30, 2010.

●
Operating Profit: Operating profit was approximately $0.7 million for the three months ended September 30, 2011, which is an increase of $0.9 million as compared to the three months ended September 30, 2010.

●
Net Income: Net income was approximately $0.5 million for the three months ended September 30, 2011, as compared to net loss of approximately $0.7 million for the three months ended September 30, 2010.

●	Loss per Share: Fully basic and diluted loss per share was $0.05 for the three months ended September 30, 2011.

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

The EIT Law and the Implementing Rules also imposes a unified EIT of 25% on both foreign invested enterprises and domestic enterprises, effective January 1, 2008. As a result, each of our PRC subsidiaries, Milkgoat China, Weinan Milkgoat, Fuping Milkgoat, and Shaanxi Milkgoat have been subject to a 25% income tax rate in each of calendar years 2008, 2009, 2010 and 2011.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Three Months Ended September 30,
	2011	2010
			change	variance

Net Sales	$8,569,544	$8,067,376	$502,168	6.2%
Cost of goods sold	(3,134,304)	(2,874,931)	(259,373)	9.0%
Gross profit	5,435,240	5,192,445	242,795	4.7%
Operating expenses:
Sales and marketing expenses	(3,935,749)	(4,186,627)	250,878	-6.0%
General and administrative expenses	(789,623)	(1,206,659)	417,036	-34.6%
Income (loss) from continuing operations	709,868	(200,841)	910,709	453.5%
Other income (expenses), net	63,690	(419,418)	483,108	115.2%
Income tax (expense) benefit	(236,473)	(92,105)	(144,368)	156.7%
Net income(loss)	537,085	(712,364)	1,249,449	175.4%
Accretion of preferred stock	(1,786,880)	-	(1,786,880)	100.0%
Net income(loss) attributable to common stockholders	(1,249,795)	(712,364)	(537,431)	75.4%

Net Sales.  Our net sales are generated from sales of premium goat milk formula products and raw milk powder.  Net sales for the three months ended September 30, 2011 were approximately $8.6 million, an increase of approximately 0.5 million, or 6.2% from the three months ended September 30, 2010.  This increase was primarily due to a decrease of $1.3 million in slotting fees as compared to the prior year period, which are offset to revenue as they are incurred. In the past, we paid a substantial amount of slotting fees when we developed new supermarket distribution channels. Since the first quarter of fiscal 2012, we have changed our marketing strategy and focused on increasing sales volume on the existing supermarkets and slowed down the pace of opening new stores. The decrease in slotting fees resulted in an increase in the unit sales price of our formula product to $29,882 per ton from $24,749 per ton for the prior year period.

As the number of Chinese raw milk powder producers decreased due to the government-mandated manufacturing license renewals, the market demand for our raw milk powder increased.  As a result, we sold approximately $0.3 million raw milk powder to external customers through our subsidiary Fuping Milkgoat during the second quarter ended September 30, 2011, compared to $0 sold in the same period in prior year.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

		Three Months ended	Three Months ended
Product Name		September 30, 2011	September 30, 2010
Goat Milk Powder	Quantity (ton)	277	326
Products	Unit price ($)	$29,882	24,749
Raw Milk Powder	Quantity (ton)	65	-
	Unit price ($)	$4,595	-

Cost of goods sold.  Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead.  Cost of goods sold for the three months ended September 30, 2011 was approximately $3.1 million, an increase of 9.0% from the three months ended September 30, 2010. The unit cost of powdered formula products increased by 12.7% from $9,167 per ton to $10,330 per ton, which is mainly due to an increase in the costs of raw milk and added nutrients.

Gross Profit.  Our gross profit is equal to the difference between our net sales and our cost of goods sold.  Gross profit for the three months ended September 30, 2011 was approximately $5.4 million, an increase of 4.7% from the three months ended September 30, 2010.  Our gross margin for the three months ended September 30, 2011 decreased to 63.4% from 64.4% for the three months ended September 30, 2010, which is mainly attributable to the increase in costs of raw materials, which outpaced the increase of our net sales.

Operating expenses. Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses.  Our total operating expenses decreased by approximately $0.7 million to $4.7 million or 12.4% from the three months ended September 30, 2011.  The following is a discussion of the reasons for this decrease broken down by category of operating expenses:

Sales and marketing expenses. For the three months ended September 30, 2011, sales and marketing expenses decreased approximately 6.0% to $3.9 million from $4.2 million for the three months ended September 30, 2010.  The decrease was primarily attributable to the reduction in advertising expenses, salaries and benefits of sales and marketing staff and other miscellaneous expenses, partially offset by an increase in promotion expenses.

Advertising expenses were approximately $0.04 million for the three months ended September 30, 2011, a decrease of 83.1% compared with $0.2 million for the three months ended September 30, 2010, benefiting from our decisions to focus on targeted consumer groups of the advertising channels.  Promotional expenses were approximately $3.1 million for the three months ended September 30, 2011, an increase of 13.5% compared with $2.7 million for the three months ended September 30, 2010 as a result of our expanded promotion efforts on the sales outlets.

For the three months ended September 30, 2011, the salaries and benefits of sales and marketing department decreased approximately 32.9% to $0.6 million from $0.9 million for the three months ended September 30, 2010 due to the number of staff reduced by 39.6% compared to the same period of last fiscal year. The productivity for the department increased significantly. Per Capita sales contribution increased by 76.0% from $7,108 per sales and marketing staff for the three months ended September 30, 2010 to $12,510 per sales and marketing staff for the three months ended September 30, 2011.

Other miscellaneous expenses such as freight, travel expenses, administrative expenses decreased approximately 47.5% to $0.1 million from $0.3 million.

During the three months ended September 30, 2011, we improved the effectiveness of sales and marketing efforts at existing sales points, rather than focusing on the expansion of our distribution network. We believe that our investments in sales and marketing for building our brand “Milkgoat” as well as further strengthening our distribution capability will bring substantial, tangible benefits in terms of increase in our net sales going forward.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2011 decreased by 34.6% to $0.8 million from $1.2 million for the three months ended September 30, 2010.  It was mainly due to $0.5 million decrease in stock compensation.

Other income (expenses). Our other expenses consist primarily of interest, finance cost, change in fair value of derivative liabilities and expenses on make good provision related to $8.92 million convertible notes.  Other income increased by approximately $0.5 million, or 115.2% for the three months ended September 30, 2011 from $0.4 million expenses for the three months ended September 30, 2010, primarily due to a $1.0 million increase in change in fair value of derivative liabilities, partially offset by an increase in amortization of $0.4 million deferred financing costs and debt discount  for our outstanding convertible notes as compared to the prior year period.

Income Tax. Our income tax in the three months ended September 30, 2011 increased by 156.7%, from approximately $0.1 million in the three months ended September 30, 2010 to approximately $0.2 million in the three months ended September 30, 2011.  The increase was primarily attributable to the increase in income before tax for PRC subsidiaries for the three months ended September 30, 2011.

Net Income. As a result of the factors described above, net income increased by 175.4% to $0.5 million in the three months ended September 30, 2011 as compared to the net loss of $0.7 million for the three months ended September 30, 2010.

Net loss attributable to stockholders. Our net loss attributable to stockholders for the three months ended September 30, 2011 increased to $1.2 million, compared with approximately $0.7 million for the three months ended September 30, 2010, primarily due to the factors described above and an increase of $1.8 million in accretion of Series A Preferred Stock (see Note 18 to the Condensed Consolidated Financial Statements)

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Six Months Ended September 30,
	2011	2010
			change	variance

Net Sales	$16,913,238	$14,287,070	$2,626,168	18.4%
Cost of goods sold	(6,258,551)	(5,555,168)	(703,383)	12.7%
Gross profit	10,654,687	8,731,902	1,922,785	22.0%
Operating expenses:
Sales and marketing expenses	(6,714,311)	(7,745,793)	1,031,482	-13.3%
General and administrative expenses	(1,606,221)	(2,238,185)	631,964	-28.2%
Income (loss) from continuing operations	2,334,155	(1,252,076)	3,586,231	-286.4%
Other (expenses) income, net	(373,033)	(589,680)	216,647	-36.7%
Income tax (expense) benefit	(695,955)	119,361	(815,316)	683.1%
Net income(loss)	1,265,167	(1,722,395)	2,987,562	173.5%
Accretion of preferred stock	(3,413,259)		(3,413,259)	100.0%
Net loss attributable to common stockholders	(2,148,092)	(1,722,395)	(425,697)	24.7%

Net Sales.  Net sales for the six months ended September 30, 2011 were approximately $16.9 million, an increase of approximately $2.6 million, or 18.4% from the six months ended September 30, 2010.  This increase was primarily due to a decrease of $3.4 million in the slotting fees as compared to the prior year period, which are offset to revenue as they are incurred, as we have changed our marketing strategy and focused on increasing sales volume on the existing supermarkets and slowed down the pace of opening new stores since the first quarter of fiscal 2012. The decrease in slotting fees resulted in an increase in the unit sales price of our formula product to $29,710 per ton from $23,327 per ton for the prior year period.

As the number of Chinese raw milk powder producers decreased due to the government-mandated manufacturing license renewals, the market demand for our raw milk powder increased.  As a result, we sold approximately $0.7 million raw milk powder to external customers through our subsidiary Fuping Milkgoat during the six months ended September 30, 2011, compared to $0 sold in the same period in prior year.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

		Six Months ended	Six Months ended
Product Name		September 30, 2011	September 30, 2010
Goat Milk Powder	Quantity (ton)	547	612
Products	Unit price ($)	$29,710	23,327
Raw Milk Powder	Quantity (ton)	147	-
	Unit price ($)	$4,606	-

Cost of goods sold.  Cost of goods sold for the six months ended September 30, 2011 was approximately $6.3 million, an increase of 12.7% from the six months ended September 30, 2010.The unit cost of powdered formula products increased by 9.6% from $9,255 per ton to $10,146 per ton, which is mainly due to general increases in the costs of raw milk and added nutrients.

Gross Profit.  Gross profit for the six months ended September 30, 2011 was approximately $10.7 million, an increase of 22.0% from the six months ended September 30, 2010.  Our gross margin for the six months ended September 30, 2011 increased to 63.0% from 61.1% for the six months ended September 30, 2010, which is mainly attributable to the decrease in slotting fees paid and the giveaway cost, partially offset by the increase in the costs of raw materials.

Operating expenses.  Our total operating expenses decreased by approximately $1.7 million to $8.3 million or 16.7% from the six months ended September 30, 2011.  The following is a discussion of the reasons for this decrease broken down by category of operating expense:

Sales and marketing expenses. For the six months ended September 30, 2011, sales and marketing expenses decreased approximately 13.3% to $6.7 million from $7.7 million for the six months ended September 30, 2010.  The decrease was primarily attributable to the decrease in advertising expenses, salaries and benefits of sales and marketing staff and other miscellaneous expenses, partially offset by the increase in promotion expenses.

Advertising expenses were approximately $0.2 million for the six months ended September 30, 2011, a decrease of 88.1% compared with $1.9 million for the six months ended September 30, 2010, benefiting from our decisions to focus on targeted consumer groups of the advertising channels.  Promotional expenses were approximately $4.9 million for the six months ended September 30, 2011, an increase of 41.1% compared with $3.5 million for the six months ended September 30, 2010 as a result of our expanded promotion efforts on the sales outlets.

For the six months ended September 30, 2011, the salaries and benefits of sales and marketing department decreased approximately 26.5% to $1.2 million from $1.6 million for the six months ended September 30, 2010 due to the number of staff reduced by 20.0% compared to the same period of last fiscal year. The productivity for the department increased significantly. Per Capita sales contribution increased by 47.9% from $15,346 per sales and marketing staff for the six months ended September 30, 2010 to $22,702 per sales and marketing staff for the six months ended September 30, 2011.

Other miscellaneous expenses such as freight, travel expenses, administrative expenses decreased approximately 52.5% to $0.3 million from $0.5 million. During the six months ended September 30, 2011, we improved the effectiveness of sales and marketing efforts at existing sales points, rather than focusing on the expansion of our distribution network during this period. We believe that our investments in sales and marketing for building our brand “Milkgoat” as well as further strengthening our distribution capability will bring substantial, tangible benefits in terms of increase in our net sales going forward.

General and administrative expenses. General and administrative expenses for the six months ended September 30, 2011 decreased by 28.2% to $1.6 million from $2.2 million for the six months ended September 30, 2010.  It was attributable to the $0.6 million decrease in stock compensation.

Other expenses. Other expenses decreased by approximately $0.2 million, or 36.7% for the six months ended September 30, 2011 from 0.6 million for the prior year period, primarily attributable to a $1.4 million increase in change in fair value of derivative liabilities, which was offset in part by an increase of $0.9 million in amortization of deferred financing costs and debt  discount  for the convertible notes, an increase of $0.2 million in bank loan interest expenses, an increase of $0.1 million of penalties due to the delay of effectiveness of our registration statement as compared to the prior year period.

Income Tax. Our income tax in the six months ended September 30, 2011 increased by 683.1%, from a benefit of approximately $0.1 million in the six months ended September 30, 2010 to an expense of approximately $0.7 million in the six months ended September 30, 2011.  The increase was primarily attributable to the increase in income before tax for PRC subsidiaries for the six months ended September 30, 2011.

Net Income. As a result of the factors described above, net income increased by 173.5% to $1.3 million in the six months ended September 30, 2011 as compared to the net loss of $1.7 million for the six months ended September 30, 2010.

Net loss attributable to stockholders. Our net loss attributable to stockholders for the six months ended September 30, 2011 increased to $2.1 million, compared with approximately $1.7 million for the six months ended September 30, 2010, primarily due to the factors described above and an increase of $3.4 million in accretion of Series A Preferred Stock (see Note 18 to the Condensed Consolidated Financial Statements)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had cash and cash equivalents of approximately $16.1 million and working capital of approximately $10.3 million.

We intend to, and are in the process of, expanding our administrative and production facilities to meet our current needs and anticipated increased demand for our products. In connection therewith, we plan to spend approximately $9.7 million during the 18 months ending March 31, 2013 ($2.0 million during the fiscal year ending March 31, 2012 and $7.7 million during the fiscal year ending March 31, 2013). The $9.7 million in capital expenditure is expected to be mainly used for the following items:

●	$2.5 million for the purchase of machineries and equipment for the new powder processing plant in Weinan, Shaanxi and Fuping, Shaanxi ;
●	$0.6 million for the purchase of livestock, construction of goat farms and goat milk collection stations;
●
$6.0 million for the purchase of packing equipment, factory and warehouse, renovation of the office facility and staff apartment building in Jinghai, Tianjin and $0.6 million for the purchase of information technology equipment and systems.

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

On November 4, 2010, Milkgoat China entered into a working capital loan agreement with Tianjin Bank, Shaoxing Dao Branch, or Tianjin Bank, pursuant to which, Tianjin Bank loaned to Milkgoat China RMB20,000,000 (approximately $3,127,346) to purchase raw materials. The loan has a term of 12 months and expires on November 3, 2011. The fixed annual interest rate of the loan is 6.672%.  Under the terms of the loan agreement, Milkgoat China is subject to customary affirmative and negative covenants. The loan may be accelerated and Tianjin Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments timely, a failure to comply with other covenants and certain events of bankruptcy. On November 5, 2010, RMB15,000,000 (approximately $2,345,509) was disbursed to Milkgoat China, and the remaining RMB5,000,000 (approximately $781,836) was disbursed to Milkgoat China on January 6, 2011. On November 10, 2011, Milkgoat China renewed this loan agreement and extended the term of loan to November 9, 2012. The fixed annual interest rate of the loan was changed to 8.528%.

On November 8, 2010, Milkgoat China entered into a non-committed short term revolving facility agreement with CITI Bank (China) Co., Ltd, Tianjin Branch, or Citi Bank, pursuant to which, Citi Bank agreed to make available to Milkgoat China a RMB8 million (approximately $1,250,938) revolving credit facility to purchase raw materials and for working capital purposes. A separate agreement will be entered into each time as advance is made under the credit facility. The term of each advance is up to three months. The interest rate on each advance will be memorialized in the separate agreement. Tianjin Mengyang Biotechnology Co., Ltd., Fung Shek and Li Liu acted as guarantors under this agreement. As of September 30, 2011, we have totally borrowed RMB2,172,067 (approximately $339,640) under this agreement and we have repaid RMB373,108 (approximately $58,342) in  this quarter.

On January 6, 2011, Milkgoat China entered into a working capital loan agreement with Bank of Beijing. Pursuant to the short-term loan agreement, Bank of Beijing agreed to loan to Milkgoat China an aggregate RMB10,000,000 (approximately $1,563,673) for working capital, guaranteed by Beijing Huaxia Jingu Guarantee Co., Ltd. The loan has an annual interest rate of 6.1005%, and the interests must be paid on a quarterly basis on the 20th of the last month of each quarter. The loan expires on January 5, 2012 but can be renewed upon the written consent by Bank of Beijing. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and Bank of Beijing may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy.

On August 18, 2011, Milkgoat China entered into a working capital loan agreement with Bank of Beijing. Pursuant to the short-term loan agreement, Bank of Beijing agreed to loan to Milkgoat China an aggregate RMB10,000,000 (approximately $1,563,673) for working capital, guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd. The loan has an annual interest rate of 7.872% and the interests must be paid on a quarterly basis on the 20th of the last month of each quarter. The loan expires on August 16, 2012 but can be renewed upon the written consent by Bank of Beijing. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and Bank of Beijing may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy.

On June 10, 2011, Milkgoat China renewed a loan agreement with Tianjin Rural Commercial Bank for RMB30,000,000 (approximately $4,691,018). The annual interest rate is 7.572% and the loan is due on June 9, 2012. The loan is guaranteed by Tianjin Haitai Investment Guarantee Co., Ltd.

On August 1, 2011, Milkgoat China renewed a loan of RMB10,000,000 (approximately $1,563,672) from Shanghai Pudong Development Bank, Tianjin Branch, or Pudong Bank, for use as working capital. The loan has an annual interest rate of 7.872% and the interest must be paid on a quarterly basis on the 20th of the last month of each quarter. Under the terms of the loan agreement, Milkgoat China is subject to customary affirmative and negative covenants. The loan may be accelerated and Pudong Bank may demand immediate payment of the principal and accrued interest upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy.

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

Cash Flow

	Six Months Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$316,956	$(3,377,697)
Net cash used in investing activities	(806,482)	(719,649)
Net cash provided by financing activities	2,842,869	6,854,457
Net increase in cash and cash equivalent	2,710,365	2,825,873

Operating Activities

Net cash provided by operating activities for the six months ended September 30, 2011 was approximately $0.3 million compared to net cash used in operating activities of $3.4 million for the six months ended September 30, 2010.  Such increase in net cash provided by operating activities was mainly attributable to the net income of $1.3 million, reduced by non-cash items not affecting cash flows of $0.1 million and a $1.0 million increase in net operating assets .  The changes in net operating assets for the six months ended September 30, 2011 were primarily related to a $1.7 million increase in accounts receivables due to our extended term for new products promotion, partially offset by a $0.9 million increase in accounts payable due to the peak season for collecting raw goat milk and preparing for the upcoming sales demand, a $0.4 million decrease in accrued interest on convertible notes as we paid $0.4 million interests at the end of September 2011, a $0.6 million decrease in other payable and accrued expenses mainly due to $0.6 million of bills payable had been paid for the six months ended September 30,2011 . Net cash used in operating activities for the six months ended September 30, 2010 was mainly attributable to a net loss of $1.7 million, non-cash items not affecting cash flows of $1.2 million and a $2.9 million increase in net operating assets and liabilities. We are enhancing our production planning and accounts receivables collection to improve our operating cash flow performance.

Investing Activities

Net cash used in investing activities for the six months ended September 30, 2011 was approximately $0.8 million, an increase of approximately $0.1 million from approximately $0.7 million of the corresponding period in the prior year.  The change was mainly caused by the fact that we paid $0.7 million for the new processing plant in Weinan, Shaanxi for the six months ended September 30, 2011, whereas we prepaid $0.4 million  for equipment purchase in Jinghai, Tianjin and $0.2 million for equipment upgrade of Fuping Milkgoat and Tianjin Yayi during the prior year period.

Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2011 was approximately $2.8 million compared to approximately $6.8 million of net cash provided by these activities during the corresponding period in the prior year.  The change is primarily attributable to the $8.92 million gross proceeds from the private placement transaction closed on September 27, 2010, while we did not make similar financing activities during the six months ended September 30, 2011. The decrease in the net cash provided by financing activities was partially offset by $2.6 million bank loans increase during the six months ended September 30, 2011 as compared to the corresponding period in the prior year. We had $1.0 million bank’s acceptable bills matured during this period of time, which resulted in a $1.0 million decrease in restricted cash. A $0.4 million interest expense pledged as restrict cash related to the $8.92 million convertible notes in September 2010, which caused $0.4 million increase in change in restrict cash.

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

Recently Issued Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that provide disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company adopted the disclosure requirements effective April 1, 2011.  The adoption of this update did not have a material impact to the Company’s financial position.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company will adopt the disclosure requirements for any business combinations in 2011.  The adoption of this amendment did not have a material impact to the Company’s financial position.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Li Liu and Ms. Jing Chen, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Li Liu and Ms. Jing Chen concluded that as of September 30, 2011, our disclosure controls and procedures were not effective due to the significant deficiencies in our internal control over financial reporting for the period as disclosed below.

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

In order to correct the foregoing significant deficiencies, during the fiscal quarter ended September 30, 2011, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

In connection with the above remediation measures, we agreed to pay the third party professional consultant a service fee of approximately RMB 0.7 million (approximately $0.11 million) for their assistance in improving our internal control over financial reporting. In addition, we hired five more staff to work in our Sarbanes-Oxley Act compliance department with an aggregate monthly salary of RMB17, 980 (approximately $2,700).

Our management is committed to improving our internal controls. We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to put effective controls in place.

Our management does not believe that these significant deficiencies in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the three months ended September 30, 2011 to contain a material misstatement.

Except as described above, during the second quarter of fiscal year 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended September 30, 2011 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

EXHIBITS.

10.1	English Translation of Working Capital Loan Agreement, dated November 10, 2011, by and between Milkgoat (China) Goat Dairy Co., Ltd. and Tianjin Bank, Shaoxing Dao Branch.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from The Yayi International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets at September 30, 2011 and March 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010, and (v)  Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  November 14, 2011

YAYI INTERNATIONAL INC.

By: /s/ Li Liu
Li Liu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jing Chen
Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	English Translation of Working Capital Loan Agreement, dated November 10, 2011, by and between Milkgoat (China) Goat Dairy Co., Ltd. and Tianjin Bank, Shaoxing Dao Branch.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from The Yayi International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets at September 30, 2011 and March 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010, and (v)  Notes to Condensed Consolidated Financial Statements.