Form 10-Q
period 2011-12-31
Yayi International Inc
filed 2012-02-14
CIK 789860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-23806

YAYI INTERNATIONAL INC.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0046720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes__   No  X

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 10, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,454,558

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets (Unaudited)	3-4
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	5-6
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)	7
Condensed Consolidated Statements of Cash Flows (Unaudited)	8-9
Notes to Condensed Consolidated Financial Statements (Unaudited)	10

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31	March 31
	2011	2011
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$16,894,253	$13,360,392
Restricted cash	408,090	1,412,404
Accounts receivable, net of allowances of $91,699 and $72,036	5,993,752	4,776,780
Other receivable, net of allowances of $59,428 and $43,230	862,149	574,383
Inventories	3,872,826	3,885,481
Prepaid expenses	155,304	309,894
Land use rights - current portion	20,263	19,611
Advances	861,918	900,033
Deferred tax asset	-	374,124
Deferred financing cost	337,237	159,496
Total current assets	29,405,792	25,772,598

Property, plant and equipment, net	6,619,985	8,063,507
Livestock, net	287,168	563,402
Assets held for sale	1,871,623	-
Goodwill	299,281	289,643
Land use rights	950,678	942,939
Deposits on property, plant and equipment	19,865,064	19,063,439
Deferred tax asset	46,122	31,225
Deferred financing cost	655,162	867,552

Total assets	$60,000,875	$55,594,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term loans	$13,120,881	$10,654,328
Accounts payable	2,196,524	884,407
Other payable, bills payable and accrued expenses	2,939,263	3,172,782
Advance from customers	133,215	90,232
Income and other tax payable	1,039,405	1,214,494
Make good provision	169,875	-
Long term loans - current portion	-	17,697

Total current liabilities	19,599,163	16,033,940

Long-term liabilities:
Due to stockholders	5,567,772	5,450,233
Derivative liabilities	730,191	1,776,400
Convertible notes, net of discount of $3,025,865 and $3,858,839	5,894,135	5,061,161
Registration penalties and make good provision	-	473,283

	12,192,098	12,761,077

Total liabilities	31,791,261	28,795,017

Commitments and contingencies (Note 18)	-	-

PREFERRED STOCK, par value $0.001, 10,000,000 shares authorized, Series A 10% non-cumulative redeemable convertible preferred stock, redemption $9.80 per share plus internal rate of return of 25% from date of issuance to date of redemption, 1,530,612 shares issued and outstanding	21,121,644	15,745,165

STOCKHOLDERS' EQUITY

Common stock, par value $0.001, 100,000,000 shares authorized, 26,454,558 shares issued and outstanding, respectively	26,454	26,454
Additional paid-in capital	2,931,498	5,840,290
Statutory surplus reserve fund	1,442,434	1,142,397
Retained Earnings	-	2,529,601
Accumulated other comprehensive income	2,687,584	1,515,381

Total stockholders’ equity	7,087,970	11,054,123

Total liabilities and stockholders' equity	$60,000,875	$55,594,305

See accompanying notes to these condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net sales	$8,005,888	$6,429,936	$24,919,126	$20,717,005

Cost of goods sold	2,698,622	2,467,795	8,957,173	8,022,963

Gross profit	5,307,266	3,962,141	15,961,953	12,694,042

Operating expenses:
Sales and marketing expenses	4,215,861	3,089,641	10,930,172	10,835,434
General and administrative expenses	874,888	1,127,672	2,481,109	3,365,857

Total operating expenses	5,090,749	4,217,313	13,411,281	14,201,291

Income (loss) from operations	216,517	(255,172)	2,550,672	(1,507,249)

Other income (expenses):
Interest income	15,853	5,782	51,471	11,293
Interest expenses	(309,365)	(142,583)	(831,733)	(506,253)
Amortization of deferred financing costs, debt discount and convertible notes’ interest	(558,711)	(429,176)	(1,553,502)	(499,009)
Change in fair value of derivative liabilities	201,948	979,923	1,438,689	843,037
Loss on write down of assets held for sale	(623,305)	-	(623,305)	-
Expense on make good provision	17,286	(293,029)	35,808	(293,029)
Reversal of registration penalties	388,452	-	267,600	-
Settlement of registration penalties	(392,480)	-	(392,480)	-
Other (expenses) income	699	(1,555)	(25,204)	(26,356)

(Loss) income before income tax	(1,043,106)	(135,810)	918,016	(1,977,566)

Income tax (expense)/benefits	(111,581)	(98,530)	(807,536)	20,831

Net (loss) income	(1,154,687)	(234,340)	110,480	(1,956,735)

Accretion of preferred stock	(1,963,220)	-	(5,376,479)	-

Net loss attributable to common stockholders	(3,117,907)	(234,340)	(5,265,999)	(1,956,735)

Other comprehensive income
Foreign currency translation adjustment	211,971	405,959	1,172,203	994,361

Comprehensive (loss) income attributable to common stockholders	$(2,905,936)	$171,619	$(4,093,796)	$(962,374)

Loss per share of common stock
- Basic	$(0. 12)	$(0.01)	$(0.20)	$(0.07)
- Diluted	$(0.12)	$(0.01)	$(0.20)	$(0.07)

Weighted average shares of common stock outstanding
- Basic	26,454,558	26,454,394	26,454,558	26,433,743
- Diluted	26,454,558	26,454,394	26,454,558	26,433,743

See accompanying notes to these condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common stock			Statutory	(Accumulated	Accumulated	Total
	Number of shares	Amount	Additional paid-in capital	Surplus Reserve Fund	Deficit) / Retained Earnings	Other Comprehensive Income	Stockholders’ Equity

Balance at March 31, 2011	26,454,558	$26,454	$5,840,290	$1,142,397	$2,529,601	$1,515,381	$11,054,123

Employee stock-based compensation	-	-	127,643	-	-	-	127,643

Transfer to statutory surplus reserve fund	-	-	-	300,037	(300,037)	-	-

Net income for the period ended December 31, 2011	-	-	-	-	110,480	-	110,480

Accretion of preferred stock	-	-	(3,036,435)	-	(2,340,044)	-	(5,376,479)

Foreign currency translation	-	-	-	-	-	1,172,203	1,172,203

Balance at December 31, 2011	26,454,558	$26,454	$2,931,498	$1,442,434	$-	$2,687,584	$7, 087,970

See accompanying notes to these condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31,
	2011	2010
Cash flow from operating activities
Net (loss) income	$110,480	$(1,956,735)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of livestock	791,130	503,235
Amortization of land use rights	23,392	12,724
Amortization of deferred financing costs	118,428	72,506
Allowance of bad debts	31,128	3,620
Employee stock-based compensation	127,643	1,133,854
Sales return allowance	-	(45,520)
Change in fair value of derivative liabilities	(1,438,689)	(843,037)
Loss on write down of assets held for sale	623,305	-
Accretion of debt discount	832,974	426,503
Settlement of registration penalties	124,880	-

(Increase) decrease in operating assets:
Restricted cash	-	29,665
Accounts receivable	(1,031,086)	(716,068)
Other receivable	(288,048)	210,722
Inventories	139,378	(1,714,974)
Prepaid expenses	159,786	939
Advances	63,316	422,022
Deferred tax asset and current assets	366,698	(281,850)

Increase (decrease) in operating liability:
Accounts payable	1,234,068	866,248
Advance from customers	39,687	(98,496)
Income and other tax payable	(217,268)	(176,197)
Other payable, bills payable and accrued expenses	(823,076)	142,288
Make good provision payable	(35,808)	293,029
Net cash provided by (used in) operating activities	952,318	(1,715,522)

Cash flows from investing activities
Purchase of property, plant and equipment	(851,808)	(578,270)
Advance for construction of factory and warehouse	(78,759)	-
Deposit for purchase of machinery and equipment	(73,112)	(723,842)
Proceeds from sale of livestock	56,639	62,973
Purchase and breeding of livestock	(19,915)	(60,392)

Net cash used in investing activities	(966,955)	(1,299,531)

Cash flows from financing activities
Proceeds from short term loans	11,747,751	11,114,894
Repayment of short term loans	(9,670,225)	(9,608,176)
Repayment of long term loans	-	(30,965)
Net proceeds from issuance of Series A preferred stock	-	8,031,819
Change in restricted cash	1,021,445	(408,090)
Due (from) to stockholders	-	(6,026)
Net cash provided by financing activities	3,098,971	9,093,456

Effect of exchange rate changes in cash	449,527	153,780

Net increase in cash and cash equivalents	3,533,861	6,232,183

Cash and cash equivalents, beginning of period	13,360,392	4,727,677

Cash and cash equivalents, end of period	$16,894,253	$10,959,860

Supplemental disclosure of cash flow information
Cash paid during the period

Interest paid	$1,230,903	$464,016

Income tax paid	$803,202	$327,710

Supplemental disclosure of non-cash financing and investing activities:

Accretion of preferred stock	$5,376,479	$-

Acquisition of property, plant and equipment in other payable	$700,291	$-

Non-cash exercise of warrants into common stock	$-	$67

Deposits transferred to construction in progress	$-	$65,828

Deposits transferred to property, plant and equipment	$9,765	$-

Transfer of property, plant and equipment and livestock to assets held for sale	$1,871,623	$-

Accrued interest on convertible notes	$200,700	$-

Fair value of placement agent warrants in deferred cost financing	$-	$231,929

See accompanying notes to these condensed consolidated financial statements

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Business

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by Yayi International Inc, a Delaware corporation and its subsidiaries (collectively, the “Company”) , without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. The condensed consolidated statement of operations for the three and nine months ended December 31, 2011 is not necessarily indicative of the results that may be expected for the entire year ending March 31, 2012. It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and related notes thereto included in the Company’s amended Annual Report on Form 10-K for the year ended March 31, 2011. The Company follows the same accounting policies in the preparation of interim reports.

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

The principal business activities of the Company consist of manufacturing and selling of goat milk powder. All business activities of the Company are conducted principally by its subsidiaries Milkgoat China, Weinan Milkgoat Production Co., Ltd. (“Weinan Milkgoat”), Fuping Milkgoat Dairy Co., Ltd. (“Fuping Milkgoat”) and Shaanxi Milkgoat Dairy Co., Ltd. (“Shaanxi Milkgoat”) operating in the PRC whereas Milkgoat Industrial is a BVI investment holding company.

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

Research and development - Research and development costs are expensed as incurred. Research and development expenses amounted to $39,508 and $19,791 for the three months ended December 31, 2011 and December 31, 2010, respectively. Research and development expenses amounted to $84,060 and $61,012 for the nine months ended December 31, 2011 and December 31, 2010, respectively.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies – Continued

Advertising and promotion costs - Costs incurred in direct-response advertising are capitalized and amortized on a straight-line basis over the duration of the advertising campaign. As of December 31, 2011, there was no capitalized direct-response advertising. All other advertising costs are expensed as incurred. Advertising and promotion costs amounted to $3,267,577 and $2,137,896 for the three months ended December 31, 2011 and December 31, 2010, respectively. Advertising and promotion costs amounted to $8,400,216 and $7,435,867 for the nine months ended December 31, 2011 and December 31, 2010, respectively.

Impairment of long-lived assets – Financial Accounting Standards Board Accounting Standards Codifications  requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized.

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets subject to amortization, when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset.  Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

A long-lived asset is classified as held for sale in the period it meets all of these criteria:

●	Management with the authority to approve the action commits to a plan to sell.
●	The asset is available for immediate sale in its present condition, subject only to terms that are usual and customary when selling such assets.
●	The company has initiated an active program to locate a buyer.
●
The sale is probable and the asset transfer is expected to qualify as a completed sale within one year (there are some circumstances beyond the entity’s control that may extend the time for completion beyond one year).

●	The company is actively marketing the asset at a reasonable price in relation to its current fair value.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies – Continued

A long-lived asset held for sale is not depreciated or amortized but is measured at the lower of its carrying amount or fair value less cost to sell, which is the incremental direct costs that would not have incurred if not for the decision to sell.

Shipping and handling cost - Shipping and handling costs related to delivery of finished goods are included in sales and marketing expenses. During the three months ended December 31, 2011 and December 31, 2010, shipping and handling costs were $85,700 and $107,898, respectively. During the nine months ended December 31, 2011 and December 31, 2010, shipping and handling costs were $268,125 and $367,447, respectively.

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

Slotting fees of $119,790 and $1,238,574 were recorded as a reduction of sales revenue for the three months ended December 31, 2011 and December 31, 2010, respectively. Slotting fees of $478,015 and $4,553,219 were recorded as a reduction of sales revenue for the nine months ended December 31, 2011 and December 31, 2010, respectively.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment . The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company intends to adopt the amendments in this Update effective April 1, 2012.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures that will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect of potential effect of rights of setoff associated with certain financial instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Going Concern

At any time after June 30, 2012, the holders of not less than a majority of the then outstanding Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) have the right to request the Company to redeem all of the then outstanding shares of Series A Redeemable Convertible Preferred Stock in cash, amounted to $26,383,562, if certain qualified events have not occurred (Note 20).  These conditions raise substantial doubt about the Company’s ability to continue as a going concern, as the cash redemption requirement could pose a significant impact on the Company’s cash flow.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty as of December 31, 2011.

4.  Restricted Cash

	December 31,	March 31,
	2011	2011
	(unaudited)	(audited)
Bank deposits held as collateral for bills payable	$-	$1,004,314
Bank deposits held in escrow (Note 12)	408,090	408,090
	$408,090	$1,412,404

Cash of $408,090 from the private placement was held in escrow for the Company as of December 31, 2011 (Note 12).

5.  Other Receivable

	December 31,	March 31,
	2011	2011
	(unaudited)	(audited)
Advance to staff	$24,551	$37,892
Security deposit	858,945	470,313
Sundry	38,081	109,408
	921,577	617,613
Less: allowance for bad debts	(59,428)	(43,230)
	$862,149	$574,383

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.  Inventories

Inventories consist of:

	December 31,	March 31,
	2011	2011
	(unaudited)	(audited)
Raw materials	$2,792,577	$2,709,596
Packaging	457,874	497,341
Finished goods	622,375	678,544
	$3,872,826	$3,885,481

As of December 31, 2011 and March 31, 2011, there was no allowance made for obsolete or slow moving inventory.

As of December 31, 2011, the Company had approximately $1,729,968 of inventory that is pledged as collateral for a loan (Note 10).

7.  Deposits on Property, Plant and Equipment

Deposits on property, plant and equipment consist of:

	December 31,	March 31,
	2011	2011
	(unaudited)	(audited)
Advances to Tianjin Mengyang Biological Development Co., Ltd. ("Tianjin Mengyang"), formerly Tianjin Milkgoat Dairy Co., Ltd.
- purchase of office building (Note 18)	$4,493,198	$4,348,488
- purchase of factory and warehouse (Note 18)	11,871,432	11,489,095
- advances for renovation of office building (Note 18)	368,011	356,159
Deposits for construction in progress (Note 18)	597,232	572,366
Advanced payment for purchasing machinery and equipment (Note 18)	2,535,191	2,297,331
	$19,865,064	$19,063,439

The main body construction of office building had been completed as of September 2010. The construction project is under inspection and the completion date is subject to the inspection report to be issued. The inspection is still in progress and the management is uncertain for the date of receiving the inspection report (Note 18). The Company expects that the building will be operational during the fourth calendar quarter of 2012.

The main body construction of factory and warehouse had been completed as of September 2010. The construction project is under inspection and the completion date is subject to the inspection report to be issued. The inspection is still in progress and the management is uncertain for the date of receiving the inspection report (Note 18). The Company expects that the facility will start operating during the fourth calendar quarter of 2012.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Deposits on Property, Plant and Equipment-Continued

The construction in progress relates to the construction and installation of central system pipelines. The estimated completion date of installation is postponed to the fourth calendar quarter of 2013 (Note 18).

The advanced payment for purchasing machinery and equipment relates to the purchases of machinery and equipment from several suppliers. They are expected to be delivered to the Company between July 2012 and March 2013 after the approval of final inspection (Note 18).

8.  Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following:

	December 31,	March 31,
	2011	2011
	(unaudited)	(audited)
At cost:
Leasehold improvement	$74,101	$71,714
Plant and buildings	2,052,474	4,338,544
Machinery	3,750,346	3,895,981
Furniture, fixtures and equipment	253,114	239,364
Motor vehicles	357,844	338,091
	6,487,879	8,883,694
Less: accumulated depreciation and amortization	(2,116,222)	(1,799,269)
	4,371,657	7,084,425
Construction in progress	2,248,328	979,082
	$6,619,985	$8,063,507

During the three and nine months ended December 31, 2011, depreciation expenses amounted to $243,981 and $724,362, respectively. Among which $157,100 and $563,736 was recorded as cost of sales, and $86,881 and $160,626 was recorded as other selling, general and administrative expense for the three and nine months ended December 31, 2011, respectively.

During the three and nine months ended December 31, 2010, depreciation expenses amounted to $161,814 and $430,155, respectively. Among which $138,006 and $358,707 was recorded as cost of sales, and $23,808 and $71,448 was recorded as other selling, general and administrative expense for the three and nine months ended December 31, 2010, respectively.

As of December 31, 2011, the main body of the dormitory was completed by the contractor, China Tenth Metallurgy Group Limited Corporation for RMB1,250,000 (approximately $196,587) and was recorded in construction in progress until the renovation and installation of machineries and equipment are completed.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Assets Held for Sale

Assets held for sale represents fair value of plant and buildings machinery and livestock of eight of the Company’s goat farms located in Weinan, Shanxi Province. In December, 2011, the Company commenced process of negotiating with various third parties to lease these farms to them by the end of March 2012 for a period of 10 years and to transfer the ownership of the assets on the farms to the lessees by the end of the lease term. The lease will be non-cancellable and all risks including but not limited to loss, destruction, damage, deterioration and depreciation of these assets will be assumed by the lessees. A one-year security deposit which is refundable without interest accrued at the expiration of the lease term will be required to be paid upon commencement of the lease. Delay of lease payment will result in certain interest penalties and in the event of default, the Company shall be entitled to sell these assets, the goat milk and breeding goats at these farms to other parties to recover the lease payments. These conditions meet the criteria described in FASB ASC 840-10 and this lease arrangement qualifies as a capital lease. As such, the plant and buildings, machinery and livestock on these farms were presented as assets held for sale as of December 31, 2011. Assets held for sale are measured at the lower of cost or fair value less cost to sell. As of December 31, 2011, assets held for sale was written down to fair value less cost to sell of $1,871,623. A loss of $623,305 was recognized for the write-down to fair value for the three and nine months ended December 31, 2011.

10.  Short Term Loans

As of December 31, 2011, the Company has 8 loan agreements with Citibank for total of RMB3,429,121 (approximately $539,297). The annual interest rates range from 9.3% to 9.6% and the due dates of the loans range from January 6, 2012 to March 14, 2012. Five of these loans for a total of RMB1,195,874 (approximately $188,075) have been repaid subsequent to December 31, 2011. These loans are guaranteed by Tianjin Mengyang and an amount of RMB1,371,649 (approximately $215,719) was held by the bank as a security deposit. This amount will be refunded upon the settlement of the loan.  This loan was extended under a revolving credit facility of RMB8,000,000 (approximately $1,258,158) entered into with Citibank on November 6, 2010. The unused amount as of December 31, 2011 was RMB4,570,879 (approximately $718,861).

On November 8, 2011, the Company renewed the loan agreements with Bank of Tianjin for RMB20,000,000 (approximately $3,145,395).  The annual interest rate is 8.53% and the new due date of the loans is November 9, 2012. These loans are guaranteed by BoHai Investment Guarantee Co., Ltd. with the guarantee fee of RMB400,000 (approximately $62,907) and 50% of the loan is secured against inventory(Note 6).

11.  Due to Stockholders

	December 31,	March 31,
	2011	2011
	(unaudited)	(audited)

Li Liu, a director of the Company, officer and principal stockholder	$3,649,505	$3,531,966
Other stockholders	1,918,267	1,918,267
	$5,567,772	$5,450,233

On June 12, 2009, the persons who were stockholders of Milkgoat China before Milkgoat Industrial acquired their interests in Milkgoat China on January 15, 2008 (the “Original Stockholders”) entered into a restructuring agreement whereby the Original Stockholders, upon receipt of RMB30,500,000 (approximately $4,769,729) of dividend payable from Milkgoat Industrial agreed to provide an interest-free loan of the same amount to Milkgoat China. The entire amount of dividend was paid to the Original Stockholders and was lent to Milkgoat China by the Original Stockholders.

The amounts due to director, Li Liu and the other stockholders are unsecured with no stated interest and are not expected to be repaid within the next one year and they are reflected as long-term liabilities on the balance sheet.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Convertible notes, net

The convertible notes payable, net of debt discount consists of the following as of December 31, 2011 and 2010:

	December 31,	March 31,
	2011	2011
	(unaudited)	(audited)
Convertible notes payable	$4,604,447	$4,604,447
Accretion of debt discount - warrants and beneficial conversion feature	1,289,688	456,714
Convertible notes payable, net	$5,894,135	$5,061,161

Accrued interest on the convertible notes payable as of December 31, 2011 was $200,700 and is included in the other payable, bills payable and accrued expenses. Interest expense included in the amortization of debt discount on the convertible notes for the three and nine months ended December 31, 2011 was $202,930 and $608,790.  Interest expense on the convertible notes for the three and nine months ended December 31, 2010 was nil.

13. Income Tax

The enterprise income tax is reported on a separate entity basis.

United States -The Company was incorporated in Delaware and is subject to United States of America tax law. No provisions for income taxes have been made as the Company has a taxable loss for the three and nine months ended December 31, 2011. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulted from the net operating loss.

BVI -Milkgoat Industrial was organized in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC -Milkgoat China, WeinanMilkgoat, FupingMilkgoat and Shaanxi Milkgoat are subject to PRC income tax. Income tax expense for the three months ended December 31, 2011 and 2010 were $111,581 and $98,530, respectively. Income tax expense (benefits) for the nine months ended December 31, 2011 and 2010 were $807,536 and ($20,831), respectively.

Effective January 1, 2008, the statutory PRC tax rate is 25%. Therefore, the statutory PRC rate for the period ended December 31, 2011 and year ended March 31, 2011 was 25%.

The following is a reconciliation of the tax derived by applying the PRC statutory rate to the earnings before income taxes, and comparing that to the recorded income tax expense (benefits):

	For The Three Months Ended		For The Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Tax provision (benefits) at PRC statutory rate	-25.0%	-25.0%	25.0%	-25.0%
Under (over) accrual in prior years	-	7.5%	0.2%	-4.8%
Unrecognized tax benefit of current period tax losses	20.3%	16.7%	34.7%	3.3%
Parent company's net loss not subject to PRC tax	15.4%	73.3%	28.0%	25.4%

Effective tax rate	10.7%	72.5%	87.9%	-1.1%

The Company did not recognize any interest or penalties related to unrecognized tax benefits in the three and nine months ended December 31, 2011 and 2010. The Company had no uncertain positions that would necessitate recording of tax related liability. The Company is subject to examination by the respective tax authorities.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Issuance of Convertible Notes and Series of Warrants

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

On December 31, 2011, the Company entered into an Amendment and Agreement (the “Amendment”) with Euro Pacific Capital, Inc., as investor representative (the “Investor Representative”), pursuant to which the Company and the Investor Representative agreed to reduce the initial exercise price per share of outstanding Series F warrants from $2.50 to $0.24.

Placement Agent Fee

The Company paid a cash commission of $713,600, which is equal to 8% of the gross proceeds of the financing to the placement agent. In addition, the Company issued Series F Warrants to the designees of the placement agent to purchase an aggregate of 312,200 shares of common stock of the Company at an initial exercise price of $2.50 per share, as partial compensation for services provided by them in connection with the private placement. The exercise price of these warrants was subsequently reduced to $0.24 on December 31, 2011.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Issuance of Convertible Notes and Series of Warrants-Continued

Make Good Escrow Agreement

On September 27, 2010, the Company, a major stockholder of the Company, Global Rock, Euro Pacific Capital, Inc. and Escrow, LLC entered into a make good escrow agreement (the “Make Good Escrow Agreement”). Pursuant to the Make Good Escrow Agreement, Global Rock agreed to place a total of 669,000 shares of common stock held by it, which is equal to 15% of the amount of shares of common stock issuable upon conversion of the 9% Convertible Notes (the “Make Good Shares”), into escrow to secure certain make good obligations of the Company. In the event that the combined net sales of the Company of both of the fiscal years ending March 31, 2011 and 2012 is less than $125 million, Global Rock will transfer the Make Good Shares to the investors, on a pro rata basis to the extent of shortfall of the actual net sales achieved compare to the guaranteed net sales of $125 million for no additional consideration. As of December 31, 2011, it is probable that the guaranteed net sales of $125 million for fiscal years ending March 31, 2011 & 2012 may not be achieved. The estimated fair value as of December 31, 2011 of the 339,750 shares expected to be delivered is $169,875 and make good provision payable on the balance sheet as of December 31, 2011. The fair value of Make Good Escrow Agreement will be analyzed every period end using a probability weighted assessment method and adjusted if necessary.

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

Pursuant to the Registration Rights Agreement, the Company is required to file a registration statement on Form S-1 (the “Registration Statement”), within 30 days after the closing of the private placement, or the Closing, and cause the Registration Statement to be declared effective by the Securities and Exchange Commission with 180 days after the Closing. The Company may be subject to liquidated damages in an amount up to 8% ($713,600) of the aggregate investment amount paid by the investors in the private placement if it is unable to file, obtain and maintain effectiveness of the Registration Statement as required by the Registration Rights Agreement by March 27, 2011. The Company filed the Registration Statement on October 27, 2010 and it is effective on August 8, 2011. As of March 31, 2011, the Company has accrued a registration penalty of $267,600 and is reflected as registration penalties and make good provision payable on the balance sheet as of March 31, 2011.  Upon the execution of the Amendment entered into on December 31, 2011, pursuant to which the Company and the Investor Representative agreed to reduce the initial exercise price per share of outstanding Series F warrants from $2.50 to $0.24, the Company has no obligation or liability to pay the liquidated damages pursuant to the Registration Rights Agreement due to the Company’s failure to cause the Registration Statement to be declared effective by the Commission on or before the Effective Date. As a result, there was no registration penalties payable as of December 31, 2011.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Issuance of Convertible Notes and Series of Warrants – Continued

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

Accounting for Convertible Notes and Series F Common Stock Warrants

The 9% Convertible Notes and Series F Warrants (issued to both investors and the placement agent) contain ratchet provision, which will reduce the conversion and exercise price, based on a formula, if the Company sells or issues securities at a price lower than the conversion or exercise price. The embedded conversion option of the 9% Convertible Notes and the warrants do not meet the test of being indexed only to the Company’s common stock as defined in ASC 815-40-15 because the formula is not based on the market price. Accordingly, the embedded conversion option and warrants are accounted for as derivative liabilities and are required to be re-measured at the end of every reporting period with the change in fair value in the statement of operations.

The 8% placement agent fee and other offering costs totaling $888,180 and the fair value of the Series F warrants issued to the placement agent of $231,929 are accounted for as deferred financing fees. The gross proceeds of $8,920,000 are allocated to the fair value of the Series F warrants issued to the investors of $828,319, fair value of the embedded conversion option of $3,487,233, and the carrying value of the convertible notes of $4,604,447. The fair value of the embedded conversion option is calculated using a Cox-Ross-Rubinstein (“CRR”) binomial model with the following assumptions: conversion price of $2.00, risk free interest rate of 0.66%, expected term of 3 years, and a volatility of 130%. The initial fair value of the warrants is calculated using the CRR binomial model with the following assumptions: exercise price of $2.50 per share, risk free interest rate of 0.66%, expected term of 3 years, and a volatility of 130%. The expected volatility is based on average volatility of five comparable companies in the same industry and the Company’s historical volatility.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Issuance of Convertible Notes and Series of Warrants – Continued

The value of the embedded conversion option and the warrants are re-measured at December 31, 2011 using the CRR binomial model with the same assumptions as stated above except for the reduced exercise price of $0.24 per share, risk free interest rate of 0.22% and volatility of 89%. The change in fair value of these derivative liabilities for the three and nine months ended December 31, 2011 was a decrease of $201,948 and $1,483,689 respectively before the December 31, 2011 modification. Included  in the fair value of the derivatives as at December 31, 2011 is an increase of $392,480  attributable to the reduction in exercise price of the Series F warrants to settle the registration penalties as of the December 31, 2011 (Note 16). The decrease in fair value of these derivative liabilities for the three and nine months ended December 31, 2010 totaled $979,923 and $843,037.

The initial carrying value of the convertible notes will be accreted to their redemption value of $8,920,000 over the three years term of the convertible notes at an effective interest rate of 34.77%. Effective interest expense recorded for the three and nine months ended December 31, 2011 is $500,531 and $1,435,075, respectively. Effective interest expense recorded for the three and nine months ended December 31, 2010 is $413,161 and $426,503, respectively.

15. Warrants

Series A, B, C and D Warrants expired on June 6, 2011 and Series E expired on July 15, 2011.

	Shares outstanding	Fair Value
Series F Warrants issued to Investor (Note 14)	1,115,000	357,915
Series F Warrants issued to Placement agent (Note 14)	312,200	100,216
	1,427,200	$458,131

			Exercise Price
	Warrant	Vested	per Common
	Shares	Shares	Stock Range

Balance, March 31, 2011	4,414,439	4,414,439	$1.08-2.50

Granted or vested during the nine months ended December 31, 2011	-	-	-
Exercised during the nine months ended December 31, 2011	-	-	-
Expired during the nine months ended December 31, 2011	(2,987,239)	(2,987,239)	$1.08-1.35
Balance, December 31, 2011	1,427,200	1,427,200	$0.24

On December 31, 2011, the Company entered into an Amendment and Agreement with Euro Pacific Capital, Inc. to reduce the initial exercise price per share of outstanding Series F common stock purchase warrants from $2.50 to $0.24.

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding warrants.

Warrants Outstanding
			Weighted Average Exercise
Range of Exercise Prices	Number Outstanding and Currently Exercisable at December 31, 2011	Weighted Average Remaining Contractual Life (Years)	Price of Warrants outstanding and Currently Exercisable

$0.24	1,427,200	1.74	$0.24

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth a summary of changes in fair value of Level 3 liabilities for the nine months ended December 31, 2011:

Liabilities:
Balance of derivative liabilities as of March 31, 2011	$1,776,400
Initial fair value of derivative liabilities		-
Change in fair value of derivative liabilities (Note 14)	(1,438,689)
Settlement of registration penalties (Note 14)	392,480
Balance of derivative liabilities as of December 31, 2011	$730,191

The fair value of the derivative liabilities was determined using the CRR binominal model (Note 14), the following table sets forth the components of derivative liabilities:

	December 31,	March 31,
	2011	2011
	(unaudited)	(audited)
Derivative liabilities – warrants to investors and placement agent	$458,131	$394,802
Derivative liabilities – conversion option on convertible notes	272,060	1,381,598
Balance of derivative liabilities	$730,191	$1,776,400

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

The Company also entered into separate Yayi International Inc. 2010 Employee Stock Option and Stock Award Plan Award Agreements (the “Option Agreements”), with each of Ms. Jing Chen, the Company's Chief Financial Officer and Mr. Fung Shek, the Company's Vice President and Director. Under the terms of the Option Agreements, the Company agreed to grant stock options, at an exercise price at $2.25 per share, to each of Ms. Chen and Mr. Shek for the purchase of 250,000 shares of common stock and 106,000 shares of common stock, respectively. According to the Option Agreements, 25% of the option granted to each of Ms. Chen and Mr. Shek will vest on the first anniversary of the grant date, and the balance will vest in equal quarterly installments over the next three years on the last day of each quarter, subject to Ms. Chen's and Mr. Shek's continuing employment with the Company through these dates. 93,750 and 39,750 options to Ms. Chen and Mr. Shek are vested as of December 31, 2011, respectively.

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

The compensation expenses accrued for the Plan which is subject to employees’ continuing employment and meeting the performance goals established by the department manager and/or the Company’s CEO. During the year ended March 31, 2011, a total of 385,300 options, originally valued at $380,985, failed to vest and have been cancelled due to employee resignation and employees not meeting performance target. During the three and nine months ended December 31, 2011, a total of 25,656 options and 118,356 options, originally valued at $25,369 and $117,030, failed to vest and have been cancelled due to employee resignation and employees not meeting perform target. 266,056 options are vested as of December 31, 2011.

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

The following table summarizes the weighted average remaining contractual life and exercise price of the Company’s outstanding options as of December 31, 2011:

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Employee Stock Ownership Plan – Continued

Options Outstanding
Range of Exercise Prices	Number of options Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life (Years)

$0.98-2.25	1,402,736	8.44

The Company accounts for share-based payments in accordance with ASC 718. Accordingly, the Company expenses the fair value of awards made under its share-based plan. Total compensation expense related to the stock options for the three and nine months ended December 31, 2011 was $48,714 and $127,643. For the three months ended December 31, 2011, $54,735 and ($6,021) were recorded as general and administrative expense and selling expense respectively.  For the nine months ended December 31, 2011, $131,380 and ($3,737) were recorded as general and administrative expense and selling expense respectively. As of December 31, 2011, there was $423,886 of unrecognized compensation costs related to unvested share-based compensation arrangements granted under the Plan that is expected to be recognized through May 31, 2014.

Total compensation expense related to the stock options for the three months and nine months ended December 31, 2010 was $437,376 and $1,133,854 respectively. For the three months ended December 31, 2010, $412,200 and $25,176 were recorded as general and administrative expense and cost of goods sold respectively. For the nine months ended December 31, 2010, $1,071,800 and $62,054 were recorded as general and administrative expense and cost of goods sold, respectively.

Expected volatilities utilized in the model are based on average volatility of three comparable companies in the same industry. The risk free interest rate is derived from the U.S. Treasury yield with a remaining term equal to the expected life of the option in effect at the time of the grant. Since the Company has limited option exercise history, it has elected to estimate the expected life of an award based upon the SEC-approved “simplified method” noted under the provisions of ASC 718-10-S99

A summary of the Company’s stock option activity as of December 31, 2011, and changes during the nine months ended December 31, 2011 is presented in the following table:

		Weighted-Average
	Options	Exercise Price

Outstanding at March 31, 2011	1,521,092	$1.66
Granted	-	-
Exercised	-	-
Cancelled	(118,356)	2.25
Outstanding at December 31, 2011	1,402,736	$1.61

Exercisable at December 31, 2011	974,048	$1.33

The weighted average remaining contractual life of the currently exercisable options is 8.44 years.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Commitments and Contingencies

Purchase of Office Building with a total consideration of $4,661,476

On January 15, 2007, the Company signed a sales and purchase agreement with Tianjin Mengyang to buy a four-story office building of an approximate construction area of 7,800 square meters located at Jinghai Industrial Park, or Jinghai Project, for a total consideration of RMB29,640,000 (approximately $4,661,476). The main body construction of office building was completed in September 2010. The construction project is under inspection and the completion date is subject to the issuance of inspection report. Based on the Company’s estimate, the completion date of inspection would be the third calendar quarter of 2012 and the Company would receive the certificate of right to use in the fourth calendar quarter of 2012.  As of December 31, 2011, RMB28,570,000 (approximately $4,493,198) was paid and recorded as advances on property, plant and equipment. The remaining RMB1,070,000 (approximately $168,278) would be paid in 2 installments of RMB535,000 (approximately $84,139) each upon receiving the certificate of right to use.

Renovation of Office Building with a total consideration of $736,024

As of September 30, 2011, the first payment of RMB2,340,000 (approximately $368,012) was paid to Tianjin Mengyang for interior renovation of the building and was recorded as advances and deposits on property, plant and equipment. The remaining RMB936,000 (approximately $147,205), RMB936,000 (approximately $147,205) and RMB468,000 (approximately $73,602) are to be paid in July, September and November 2012, respectively, upon the inspection of the completed renovation project . The inspection of the renovation project is still in progress and the management is uncertain for the date of receiving the inspection report.  If the remaining balance is not paid upon completion of the project, the balances will bear interest at the PRC prime interbank rate of 6.03% per annum for a three months loan from Tianjin Mengyang.

Purchase of Factory & Warehouse with a total consideration of $14,232,130

On September 26, 2008, the Company signed a factory transfer agreement with Tianjin Mengyang to purchase three warehouses and a factory of an approximate construction area of 30,165 square meters situated at Jinghai Industrial Park for a total consideration of RMB90,495,000 (approximately $14,232,130). The Company paid a total of RMB44,404,000 (approximately $6,983,408) in 2008.

On January 20, 2009, the Company signed a supplemental agreement with Tianjin Mengyang to postpone the construction completion date to December 31, 2009. Under the first supplement agreement, the parties agreed that the RMB33,000,000 (approximately $5,189,899) is to be paid by 11 monthly installments of RMB3,000,000 (approximately $471,809) each from January 2009 to November 2009. The company paid RMB9,000,000 (approximately $1,415,427) in cash and settled the other RMB6,000,000 (approximately $943,618) by offsetting a short term loan due from Tianjin Mengyang up to May, 2009.

On June 12, 2009, the Company signed a second supplemental agreement with Tianjin Mengyang under which the parties agreed that the remaining balance for factory and warehouse of RMB31,091,000 (approximately $4,889,675), will be paid by 3 installments. The first installment of RMB16,080,500 (approximately $2,528,977) was paid on the completion of the main framework of the construction in Oct, 2009. The second installment of RMB7,505,250 (approximately $1,180,349) is due upon satisfactory inspection of the construction. The final installment of RMB7,505,250 (approximately $1,180,349) is due upon receiving the certificate of right to use.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Commitments and Contingencies – Continued

The construction of the main office buildings, factory and warehouse was completed in September 2010. Tianjin Construction Commission requires the Company to provide the inspection report before the renovation projects could begin. On September 16, 2010, the Chinese State Council issued a “Circular on Further Strengthening the Quality and Safety of Dairy Products No. (2010) 42”, which requires newly established dairy product manufacturing companies to comply with “Rules for Implementation of Regulations on Issuing Infant Formula Milk Powder Production License” which was issued by the Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) in November 2010. The rules tighten the examination criteria of production license and inspection standard of milk product. Therefore, Jinghai Project is subject to more stringent inspection before the inspection report could be issued. The inspection of Jinghai Project is still in progress and the management is uncertain for the date of receiving the inspection report.

As of December 31, 2011, total payments of RMB75,484,500 (approximately $11,871,432) were made and recorded as advances and deposits on property, plant and equipment. The remaining RMB15,010,500 (approximately $2,360,698) are to be paid by 2 installments of RMB7,505,250 (approximately $1,180,349) each. The first installment is due upon satisfactory inspection of the construction. The second installment is due upon receiving the certificate of ownership.

Purchase of Machinery & Equipment of a total consideration of $8,177,508

During the fiscal year ended March 31, 2010, the Company signed a contract to purchase machinery and equipment to expand its liquid goat milk production line, totaling RMB25,627,000 (approximately $4,030,353) and has been paid to the supplier as of December 31, 2011. RMB1,703,000 (approximately $267,830) of it was recorded in construction in progress and RMB5,266,600 (approximately $828,277) of it was recorded in advances on property, plant and equipment for those machinery and equipment not delivered yet. After March 31, 2010, the Company adopted a new marketing strategy and signed a memorandum with the supplier for switching the purchase contract of machinery and equipment RMB 5,266,600 (approximately $828,277) from Milkgoat China, our subsidiary company to Shaanxi Milkgoat, our another subsidiary. The remaining of RMB18,657,400 (approximately $2,934,246) is expected to be paid in the fourth quarter calendar year 2013.

On May 25, 2010, the Company entered into a construction agreement with Tianjin Jinghai Power Co., Ltd., for the installation of a 10KV-1250KVA substation with a total amount of RMB5,000,000 (approximately $786,349). As of December 31, 2011, the first payment of RMB1,000,000 (approximately $157,270) were paid and recorded in advances and deposits on property, plant and equipment. The remaining RMB2,500,000 (approximately $393,174) and RMB1,500,000 (approximately $235,905) are to be paid in July and September 2012, respectively, when the construction is completed. Based on the Company’s estimate, the completion date would be in the fourth calendar quarter of 2012.

On May 26, 2010, the Company signed a contract with Tianjin Jinquan Co., Ltd. for the GMP Cleaning Workshop Installation with the total amount of RMB3,000,000 (approximately $471,810). As of December 31, 2011, the first payment of RMB1,500,000 (approximately $235,905) were paid and recorded in advances and deposits on property, plant and equipment. The remaining RMB1,500,000 (approximately $235,905) are to be paid by 2 installments. The first installment of RMB1,050,000 (approximately $165,134) will be paid in August 2012 when the main construction materials are delivered. The final installment of RMB450,000 (approximately $70,771) will be paid in September 2012 when the construction is completed.  Based on the Company’s estimate, the completion date would be in the fourth calendar quarter of 2012.

During the fiscal year ended March 31, 2011, the Company signed a contract with Shantou Xinyi for milk production equipment, totaling RMB670,000 (approximately $105,371). As of December 31, 2011, the Company paid RMB536,000 (approximately $84,296) and was recorded in advances on property, plant and equipment. The Company expects the equipment will be delivered in the third calendar quarter of 2012. The remaining   RMB100,500 (approximately $15,806) will be paid in September 2012, respectively, when the machinery and equipment is delivered and inspected. The final payment of RMB33,500 (approximately $5,269) is to be paid in November 2012 after the approval of final inspection of equipment.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18. Commitments and Contingencies – Continued

There is a contract signed with ShangHaiDahe for purchasing goat milk powder production lines, totaling RMB16,379,500 (approximately $2,576,000). As of December 31, 2011, the Company paid RMB6,067,700 (approximately $954,266) and recorded in advances on property, plant and equipment. The remaining RMB10,311,800 (approximately $1,621,734) will be paid progressively, RMB7,004,550 ($1,101,604), RMB2,456,925 ($386,400) and RMB850,325 ($133,730) will be paid in July, September 2012 and March 2013, respectively when the construction of factory and warehouse pass the inspection and upon receiving the certificate of ownership.

The Company signed some small contracts for purchasing machinery and equipment with a total amount of RMB1,320,180 (approximately $207,624) and recorded in advances and deposits on property, plant and equipment as of December 31, 2011.

Installation of central system pipelines with a total consideration of $1,971,377

On October 28, 2009, Shaanxi Milkgoat entered into a Project Installation Agreement (the “Installation Agreement”), with Heilongjiang Tianhong Food Equipment Co., Ltd. (“Heilongjiang Tianhong”), which provided for, among others, and install all the process pipelines and the central system pipelines at Shaanxi Milkgoat’s new joint production facility. Pursuant to the Installation Agreement, Shaanxi Milkgoat agreed to pay Heilongjiang Tianhong an aggregate of RMB12,535,000 (approximately $1,971,377) in five installments for the service that Heilongjiang Tianhong will provide.

As of December 31, 2011, the first payment of RMB3,760,500 (approximately $591,413) representing 30% of the consideration, was paid and recorded in advances and deposits on property, plant and equipment. The remaining balance of RMB8,774,500 (approximately $1,379,964) includes RMB3,760,500 (approximately $591,413) is expected to be paid within seven days after the beginning of installation, RMB1,253,500 (approximately $197,138) is expected to be paid within ten days after the completion of installation, RMB3,133,750 (approximately $492,844) is expected to be paid within ten days after the inspection of installation and RMB626,750 (approximately $98,569) is expected to be paid one year after the inspection of installation. Heilongjiang Tianhong agreed to complete the installation within 90 days after Shaanxi Milkgoat provides to Heilongjiang Tianhong an appropriate construction site for the installation according to the Installation Agreement. The estimated completion date of installation is postponed to fourth calendar quarter of 2013.

Construction of a research and development building with a total consideration of $1,678,623

On June 16, 2011, the Company signed a construction agreement with China Tenth Metallurgy Group Limited Corporation for the construction of a research and development building in Weinan, PRC, for a total consideration of RMB10,673,523 (approximately $1,678,623).  As of December 31, 2011, total payment of RMB7,000,000 (approximately $1,100,889) was paid to the contractor.  The estimated completion date of the construction is in fourth calendar quarter of 2011 and the balance will be paid progressively during the construction.  The Company expected to pay RMB 348,872 (approximately $54,867) per month from April to December in 2012, and the rest of RMB 533,676 (approximately $83,931) will be paid in March 2014.

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19. Concentrations, Risks, and Uncertainties

The Company did not have any customer constituting 10% or greater of net sales for the three and nine months ended December 31, 2011 and 2010.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties of its major customers.

The Company has the following concentrations of business with suppliers constituting 10% or greater of the Company’s purchased value for the three and nine months ended December 31, 2011 and 2010:

	Three months ended		Nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Tianjin Hua Ai Co., Ltd.	*	*	*	10.2%
Tianjin Galaxy Co., Ltd.	10.8%	*	*	*

* Constitute less than 10% of the Company's purchased value.

As of December 31, 2011, amount due to Tianjin Hua Ai Co., Ltd. and Tianjin Galaxy Co., Ltd. were $41,790 and $108,681, respectively.

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

Series A Redeemable Convertible Preferred Stock, is subject to stock split, stock dividend, recapitalization or other similar events as provided for in the Certificate.

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

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20. Series A Redeemable Convertible Preferred Stock- Continued

In accordance with ASC 480-10-S99, the initial amount of such redeemable preferred stock should be its fair value at date of issue. If such convertible preferred stock is not currently redeemable and it is not probable that such convertible preferred stock will become redeemable, subsequent adjustment to its redemption amount is not necessary until it is probable that such convertible preferred stock will become redeemable. The Series A Redeemable Convertible Preferred Stock is not redeemable currently. Management assesses the probability of the above two qualified events not occurring on a quarterly basis. The Company is currently working on complying with the NASDAQ listing requirements however based on management’s future projection of earnings per share and considering P/E ratio of similar companies in the dairy industry, management believes it is not probable that the Company will be able to maintain a closing market price of no less than $4.25 per share of common stock for 30 consecutive trading days. Therefore, the Company accreted the change in the redemption value using the effective interest method starting from January 2011. The fair value of the Series A Redeemable Convertible Preferred Stock of $15,000,000 is accreted to equal the redemption value of $26,383,562 over the 18 months period from January 1, 2011 to June 30, 2012 at an effective interest rate of 45.7%. In accordance with ASC 480-10-S99, the accretion to redemption value of redeemable preferred stock is charged against retained earnings. Accretion to redemption value totaled $1,963,220 and $5,376,479 for the three and nine months ended December 31, 2011.

In accordance with ASC 480-10-S99, the Series A Redeemable Convertible Preferred Stock is classified outside of permanent equity because the occurrence of the qualified events are not solely within the control of the Company. The issuance costs of $735,129 are netted against the Private Placement of the Series A Redeemable Convertible Preferred Stock.

21. Loss Per Share

Basic earnings (loss) per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method for the convertible notes and preferred stock and the treasury stock method for warrants and options. The following table sets forth the computation of basic and diluted net loss per share:

Three months ended	Nine months ended
December 31,	December 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net (loss) income	$(1,154,687)	$(234,340)	$110,480	$(1,956,735)
Accretion of preferred stock	(1,963,220)	-	(5,376,479)	-
Net loss attributable to common stockholders - basic	$(3,117,907)	$(234,340)	$(5,265,999)	$(1,956,735)
Net loss attributable to common stockholders - diluted	$(3,117,907)	$(234,340)	$(5,265,999)	$(1,956,735)

Weighted average outstanding shares of common stock	26,454,558	26,454,394	26,454,558	26,433,743
Dilutive effect of warrants	-	-	-	-
Dilutive effect of options	-	-	-	-
Diluted weighted average outstanding shares of common stock	26,454,558	26,454,394	26,454,558	26,433,743

Loss per share:
Basic	$(0.12)	$(0.01)	$(0.20)	$(0.07)

Diluted	$(0.12)	$(0.01)	$(0.20)	$(0.07)

YAYI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21. Loss Per Share-Continued

The computation of diluted loss per share for the three and nine months and December 31, 2011 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive.

	December 31,
	2011	2010
	(unaudited)	(unaudited)
Warrants outstanding	1,427,200	4,414,439
Options outstanding	1,402,736	1,906,392
Series A convertible preferred stock outstanding	15,306,120	15,306,120
Convertible promissory notes outstanding	4,460,000	4,460,000
	22,596,056	26,086,951

For the three and nine months ended December 31, 2011, no convertible preferred stock, convertible notes and warrants were included in the calculation of the Company's diluted loss per share because the company reported net loss from continuing operations attributed to common shareholders.

For the three and nine months ended December 31, 2010, no convertible preferred stock, convertible notes and warrants were included in the calculation of the Company's diluted loss per share because the Company reported net losses from continuing operations.

22. Subsequent Events

On January 10, 2012, Milkgoat China renewed its working capital loan agreement with Bank of Beijing, Tianjin Nankai Branch  (" Bank of Beijing"), pursuant to which Bank of Beijing loaned to Milkgoat China RMB10,000,000 (approximately $1,572,698) to purchase raw materials. The loan has a term of 12 months and expires on January 9, 2013. The initial annual interest rate is 20% above the benchmark interest rate on the date of withdrawal of the loan principal which is 7.87%. The loan is guaranteed by Huaxia Jingu Guarantee Co., Ltd.

On February 10, 2012, the Board of Directors of the Company adopted an amendment and restatement (the “Amendment”) of the Plan.  Pursuant to the Amendment, the Board of Directors may authorize the repricing of previously granted options by lowering the exercise price (the “Repricing”) without stockholder approval, if the Company’s shares of common stock are not listed on the New York Stock Exchange, the NYSE Amex, the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market or any other exchange that would require stockholder approval as a result of such a repricing.

According to the amended and restated Plan adopted by the Board of Directors, the Company and Mr. Kenneth Lee entered into an amendment to the Stock Option and Stock Award Plan Award Agreement (the “Option Agreement”), effective February 10, 2012, pursuant to which the parties amended the Option Agreement and reduced the option exercise price to $0.12 per share.

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

Certain Terms

In this report, unless indicated otherwise:

•	“BVI” refers to the British Virgin Islands;

•	“China,” “Chinese” and “PRC,” refer to the People’s Republic of China;

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“Fuping Milkgoat” refers to Fuping Milkgoat Dairy Co., Ltd., a company organized under the laws of the PRC;

•	“Milkgoat China” refers to Milkgoat (China) Goat Dairy Co., Ltd., a company organized under the laws of the PRC;

•	“Milkgoat Industrial” refers to Milkgoat Industrial Co., Ltd., a company organized under the laws of the British Virgin Islands;

•	“Renminbi” and “RMB” refer to the legal currency of PRC;

•	“SEC” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended;

•	“Shaanxi Milkgoat” refers to Shaanxi Milkgoat Dairy Co., Ltd., a company organized under the laws of the PRC;

•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

•	“we,” “us,” “our company,” “our” and “Yayi” refer to the combined business of Yayi International Inc. and/or its consolidated subsidiaries, as the case may be; and

•	“Weinan Milkgoat” refers to Weinan Milkgoat Production Co., Limited, a company organized under the laws of the PRC.

Overview of Our Business

According to the official website of, China Quality Inspection Association, we are the first and one of the leading producers and distributors of premium goat milk formula products for infants, toddlers, young children, and adults in China. We began selling powder products in Tianjin and Beijing in 2001, in Southern China in 2004 and Northern China in 2006. Our current formula product lines are targeted at the premium segment of the dairy market and health-conscious consumers. Headquartered in Tianjin, we sell and distribute our products through a nationwide network of retail points across China in 23 provinces and municipalities including infant-maternity chain stores, supermarkets (including multinational chains) and drug stores, as well as catalogue sales and our dedicated online store at Taobao.com. We are vertically integrated and source raw goat milk from our proprietary dairy farms as well as neighboring goat dairy farmers on a long-term contract basis in milk collection centers, which helps us maintain quality control.

Our powder products are sold throughout most of China. Since the end of 2009, we have been working with Trout & Partners to streamline our product portfolio and refine our brand image in order to position and strengthen our “Milk Goat” brand as the premium goat milk brand throughout China. Our portfolio has been streamlined to feature 14 product categories varieties under the MilkGoat brand as well as 13 additional product categories varieties targeting infant-maternity stores to better fit the diverse needs of our consumers. Most of our goat milk products are formulated through the inclusion of supplements such as vitamins, calcium, iron, selenium, chromium and omega-3 fatty acids, as needed to address the nutritional or health needs of the consumers. We sell and distribute our products through a network of approximately 3,800 retail points including infant-maternity chain stores, domestic and multinational supermarkets and drug stores, as well as catalogue sales across China. We sell most of our products to more than 200 distributors, who in turn sell our products to the retail points. The distributors are located in 23 provinces in China. In order to streamline the distribution process, we directly contract with infant-maternity store chains with more than 20 stores. This allows us to sell directly to the chains without an agent. We also hope to shift our revenue mix towards greater infant-maternity stores sales as they have lower slotting fees and higher margins.

Third Quarter Financial Performance Highlights

With an efficient slotting fee control and increasing demand for our raw goat milk powder, we experienced a significant growth in our revenues during the third fiscal quarter ended December 31, 2011.

The following shows financial highlights for the fiscal quarter ended December 31, 2011:

•	Net Sales: Net sales for the three months ended December 31, 2011 were $8.0 million, an increase of 25% from the three months ended December 31, 2010.

•	Gross Margin: Gross margin was 66.3% for the three months ended December 31, 2011, as compared to 61.6% for the three months ended December 31, 2010.

•	Operating Profit: Operating profit was $216,517 for the three months ended December 31, 2011, which is an increase of $471,689 as compared to the three months ended December 31, 2010.

•	Net Loss: Net loss was $1,154,687 for the three months ended December 31, 2011, as compared to net loss of approximately $234,340 for the three months ended December 31, 2010.

•	Loss per Share: Loss per share was $0.12 for the three months ended December 31, 2011.

Taxation

United States

Yayi International Inc. is subject to United States federal income tax at a tax rate of 41%. No provision for income taxes in the United States has been made as Yayi International Inc. had no income taxable in the United States.

British Virgin Islands

Milkgoat Industrial was incorporated in the British Virgin Islands, or BVI, and under the current laws of the BVI, is not subject to income taxes.

PRC

In 2007, the PRC government promulgated the new Enterprise Income Tax Law, or EIT Law, and the relevant implementation rules, which became effective on January 1, 2008. Under the EIT Law and its implementation rules, all domestic and foreign investment companies will be subject to a uniform enterprise income tax at the rate of 25% and dividends from PRC subsidiaries to their non-PRC shareholders will be subject to a withholding tax at a rate of 20%, which is further reduced to 10% by the implementation rules, if the non-PRC shareholder is considered to be a non-PRC tax resident enterprise without any establishment or place within China or if the dividends payable has no connection with the non-PRC shareholder’s establishment or place within China, unless any such non-PRC shareholder’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. In addition, pursuant to the EIT Law, enterprises established under the laws of non-PRC jurisdictions, but whose “de facto management body” is located in the PRC, should be treated as resident enterprises for PRC tax purposes. However, it is currently uncertain whether we may be deemed a resident enterprise, or how to interpret whether any income or gain is derived from sources within China.  Such classification will likely result in unfavorable tax consequences to our non-PRC shareholders and us.  If we, as a Delaware company with substantially all of our management located in China, were treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which would have an impact on our effective tax rate.

The EIT Law and the Implementing Rules also imposes a unified EIT of 25% on both foreign invested enterprises and domestic enterprises, effective January 1, 2008.  As a result, each of our PRC subsidiaries, Milkgoat China, Weinan Milkgoat, Fuping Milkgoat, and Shaanxi Milkgoat have been subject to a 25% income tax rate in each of calendar years 2008, 2009, 2010 and 2011.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Three Months Ended December 31,
	2011	2010
			change	variance

Net Sales	$8,005,888	$6,429,936	$1,575,952	25%
Cost of goods sold	(2,698,622)	(2,467,795)	(230,827)	9%
Gross profit	5,307,266	3,962,141	1,345,125	34%
Operating expenses:
Sales and marketing expenses	(4,215,861)	(3,089,641)	(1,126,220)	36%
General and administrative expenses	(874,888)	(1,127,672)	252,784	-22%
Income (loss) from continuing operations	216,517	(255,172)	471,689	185%
Other income (expenses), net	(1,259,623)	119,362	(1,378,985)	-1155%
Income tax (expense) benefit	(111,581)	(98,530)	(13,051)	13%
Net income(loss)	(1,154,687)	(234,340)	(920,347)	393%
Accretion of preferred stock	(1,963,220)		(1,963,220)	N/A
Net (loss) income attributable to Yayi International, Inc.	(3,117,907)	(234,340)	(2,883,567)	1231%

Net Sales.  Our net sales are generated from sales of premium goat milk formula products.  Net sales for the three months ended December 31, 2011 were approximately $8.0 million, an increase of 25% from the same period last year.  This increase was primarily due to a decrease of $1.1 million in slotting fees as compared to the prior year period, which are offset to revenue as they are incurred. In the past, we paid a substantial amount of slotting fees when we developed new supermarket distribution channels. Since the first quarter of fiscal 2012, we have changed our marketing strategy, focused on increasing sales volume on the existing supermarkets, and slowed down the pace of opening new stores. The decrease in slotting fees resulted in an increase in the unit sales price of our formula product to $31,872 per ton from $23,448 per ton for the prior year period. Excluding the impact of slotting fees, the sales in formula products increased by 3.4% from $7.9 million to $8.1 million. In order to develop infant-maturity stores as a sales channel alongside our commitment to establish our presence in supermarkets, we launched three new infant formula products specifically targeting infant-maternity stores in this quarter. We refined our brand image and positioned ourselves as a provider of premium milk powder products.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

		Three Months ended	Three Months ended
Product Name		December 31, 2011	December 31, 2010
Goat Milk Powder	Quantity (ton)	251	274
Products	Unit price	$31,872	23,448
Raw Milk Powder	Quantity (ton)	2	-
	Unit price	$8,336	-

Cost of goods sold. Our cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead.  Cost of goods sold for the three months ended December 31, 2011 was approximately $2.7 million, an increase of 9% from the three months ended December 31, 2010 which is primarily due to the increase of the unit cost of powdered formula products by 14.8% from $9,338 per ton to $10,917 per ton as a result of the increase in the cost of raw milk and added nutrients.

Gross Profit.  Our gross profit is equal to the difference between our net sales and our cost of goods sold.  Gross profit for the three months ended December 31, 2011 was approximately $5.3million, an increase of 34% from the three months ended December 31, 2010.  Our gross margin for the three months ended December 31, 2011 increased to 66.3% from 61.6% for the three months ended December 31, 2010, which is mainly attributable to the increased unit price of our powder products. In addition, we reduced the sale of raw milk powder, which has a lower margin.

Operating expenses. Our total operating and administrative expenses consist primarily of sales and marketing expenses and general and administrative expenses. Our total operating expenses increased by approximately $1 million to $5.1 million or 21% from the three months ended December 31, 2011.  Following is a discussion of the reasons for this increase broken down by category of operating expense:

Sales and marketing expenses. For the three months ended December 31, 2011, sales and marketing expenses increased approximately 36% to $4.2 million from $3.1 million for the three months ended December 31, 2010.  The increase was primarily attributable to the increase of in-store promotion activities. The promotion fee for the in-store promotion were approximately $3.2 million for the three months ended December 31, 2011, an increase of 53% compared with $2.1 million for the three months ended December 31, 2010.

For the three months ended December 31, 2011, the salaries and benefits paid to our sales and marketing staff decreased approximately by 1.5% to 0.67 million from $0.68 million due to the decrease of the number of staff  by 30.6% compared to the same period of last fiscal year. As a result, the productivity for the sales and marketing department increased significantly. Per Capita sales contribution increased by 79.5% from $6,273 per sales and marketing staff for the three months ended December 31, 2010 to $11,260 per sales and marketing staff for the three months ended December 31, 2011.Other miscellaneous expenses increased approximately 3.4% to $0.3 million from $0.29 million.

During the three months ended December 31, 2011, we improved the effectiveness of sales and marketing efforts at existing sales points, rather than focusing on the expansion of our distribution network. We believe that our investment in sales and marketing for building our brand “Milkgoat” as well as further strengthening our distribution capability will bring substantial, tangible benefits in terms of increase in our net sales going forward.

General and administrative expenses. General and administrative expenses for the three months ended December 31, 2011 decreased by 22% to $0.9 million from $1.1 million for the three months ended December 31, 2010 due to a decrease of $0.36 million of stock compensation to our officers.

Other income (expenses). Our other expenses consist primarily of interest, finance cost, change in fair value of derivative liabilities, loss on write down of assets held for sale and expenses on make good provision related to $8.92 million convertible notes.  Other expenses increase by approximately $1.4 million for the three months ended December 31, 2011, primarily due to a decrease of income of $0.78 million in change in fair value of derivative liabilities from $0.98 million to $0.2 million, an increase of interest expense of $0.2 million to $0.3 million from $0.1 million. Amortization of deferred cost increased from $0.43 million to $0.56 million. The increase of other expenses was partially offset by a decrease of expense on make good provision by approximately $0.3 million from an expense of $0.3 million for the three months ended December 31, 2011 to an income of $0.02 million. We plan to lease and sell eight goat farms that we own in Shanxi Province in March 2012 to various third parties for a rent of $0.25 million per year. The value of the building and equipment located at the goat farms are reclassified from Property, plant and equipment to Assets held for sale according to the lower of its fair value and historical cost.  We use a discount rate of 8% to calculate the present value. As a result, a shortfall of $623,305 are recognized in general and administrative expenses in the three months ended December 31, 2011 (see Note 9 to the Condensed Consolidated Financial Statements).

Income Tax. Our income tax expense in the three months ended December 31, 2011 increased by 13%, from approximately $0.1 million in the three months ended December 31, 2010 to approximately $0.11 million in the three months ended December 31, 2011.  The increase was primarily attributable to the increase in income before tax in the three months ended December 31, 2011.

Net Loss. As a result of the factors described above, net loss attributable to Yayi International Inc. increased by 393% in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Net loss attributable to stockholders. Our net loss attributable to stockholders for the three months ended December 31, 2011 increased to $3.1 million, compared with approximately $0.2 million for the three months ended December 31, 2010, primarily due to the factors described above and an increase of $2.0 million in accretion of Series A Redeemable Convertible Preferred Stock, or Series A Preferred Stock (see Note 20 to the Condensed Consolidated Financial Statements).

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and the percentage of change from the prior period.

	Nine Months Ended December 31,
	2011	2010
			change	variance

Net Sales	$24,919,126	$20,717,005	$4,202,121	20%
Cost of goods sold	(8,957,173)	(8,022,963)	(934,210)	12%
Gross profit	15,961,953	12,694,042	3,267,911	26%
Operating expenses:
Sales and marketing expenses	(10,930,172)	(10,835,434)	94,738	1%
General and administrative expenses	(2,481,109)	(3,365,857)	884,748	-26%
Income (loss) from continuing operations	2,550,672	(1,507,249)	4,057,921	269%
Other income (expenses), net	(1,632,656)	(470,317)	(1,162,339)	247%
Income tax (expense) benefit	(807,536)	20,831	(828,367)	-3977%
Net income(loss).	110.480	(1,956,735)	2,067,215	106%
Accretion of preferred stock	(5,376,479)	-	(5,376,479)	N/A
Net (loss) income attributable to Yayi International, Inc.	(5,265,999)	(1,956,735))	(3,309,264)	169%

Net Sales.  Net sales for the nine months ended December 31, 2011 were approximately $25 million, an increase of 20% from the nine months ended December 31, 2010.  This increase was primarily due to a decrease of $4.1 million in the slotting fees as compared to the prior year period, which are offset to revenue as they are incurred, as we have changed our marketing strategy and focused on increasing sales volume on the existing supermarkets and slowed down the pace of opening new stores since the first quarter of fiscal 2012. The decrease in slotting fees resulted in an increase in the unit sales price of our formula product to $30,390 per ton from $23,364 per ton for the prior year period. As the number of Chinese raw milk powder producers decreased due to the government-mandated manufacturing license renewals, the market demand for our raw milk powder increased.  As a result, we sold approximately $0.7 million raw milk powder to external customers through our subsidiary Fuping Milkgoat during the nine months ended December 31, 2011, compared to $0 sold in the same period in prior year.

The following table sets forth the information relating to the quantity and sales price of goat milk powder we sold during the periods indicated:

		Nine Months ended	Nine Months ended
Product Name		December 31, 2011	December 31, 2010
Goat Milk Powder	Quantity (ton)	797	887
Products	Unit price	$30,390	23,364
Raw Milk Powder	Quantity (ton)	149	-
	Unit price	$4,602	-

Cost of goods sold. Cost of goods sold for the nine months ended December 31, 2011 was approximately $9.0 million, an increase of 12% from the nine months ended December 31, 2010, primarily due to an increase in the cost related to raw milk powder sales. In line with the decrease in the sales volume of formula products, the unit cost of powdered formula products increased by 12% from $9,153 per ton to $10,245 per ton, which is mainly due to general increases in the costs of raw milk and added nutrients.

Gross Profit.  Gross profit for the nine months ended December 31, 2011 was approximately $16.0 million, an increase of 26% from the nine months ended December 31, 2010.  Our gross margin for the nine months ended December 31, 2011 increased to 64.1% from 61.3% for the nine months ended December 31, 2010, which is mainly attributable to the decrease in slotting fees paid and the giveaway cost, partially offset by the increase in the costs of raw materials.

Operating expenses.  Our total operating expenses decreased by approximately $0.8 million to $13.4 million or 5.6% from the nine months ended December 31, 2011.  Following is a discussion of the reasons for this increase broken down by category of operating expense:

Sales and marketing expenses. For the nine months ended December 31, 2011, sales and marketing expenses increased approximately 1% to $10.9 million from $10.8 million for the nine months ended December 31, 2010.  The increase was primarily attributable to the increase in promotion expenses, partially offset by the decrease in advertising expenses, salaries of marketing staff and other miscellaneous expenses.

Advertising and promotional expenses for the nine months ended December 31, 2011 was approximately $8.4 million, an increase of 13.4% from the nine months ended December 31, 2010.  Advertising expenses were approximately $0.25 million for the nine months ended December 31, 2011, a decrease of 86.2% from $1.8 million for the nine months ended December 31, 2010.  The primary reason for the decrease was due to our decision to realign our marketing efforts. Promotional expenses were approximately $8.2 million for the nine months ended December 31, 2011, an increase of 45.6% compared with $5.6 million for the nine months ended December 31, 2010, which is mainly due to the fact that we shifted from large investment in TV commercials to promotion activities in stores.

For the nine months ended December 31, 2011, the salaries and benefits paid to our sales and marketing staff decreased approximately 19.1% to $1.8 million from $2.3 million for the nine months ended December 31, 2010 due to the decrease of the number of staff by 22% compared to the same period of last fiscal year. As a result, the productivity for the department increased significantly. Per Capita sales contribution increased by 75.2% from $19,563 per sales and marketing staff for the nine months ended December 31, 2010 to $34,277 per sales and marketing staff for the nine months ended December 31, 2011.

Other miscellaneous expenses such as travel expenses decreased approximately 39.7% to $0.7 million from $1.2 million. During the nine months ended December 31, 2011, we improved the effectiveness of sales and marketing efforts at existing sales points, rather than focusing on the expansion of our distribution network during this period. We believe that our investments in sales and marketing for building our brand “Milkgoat” as well as further strengthening our distribution capability will bring substantial, tangible benefits in terms of increase in our net sales going forward.

General and administrative expenses. General and administrative expenses for the nine months ended December 31, 2011 decreased by 26% to $2.5 million from $3.4 million for the nine months ended December 31, 2010.  It was primarily attributable to $0.8 million decrease in stock compensation.

Other expenses. Other expenses increased by approximately $1.2 million, or 247%, primarily attributable to an increase in change in amortization of deferred financing cost and debt discount which offset the gain on fair value of derivative liabilities.  We plan to lease and sell eight goat farms that we own in Shanxi Province in March 2012 to various third parties for a rent of $0.25 million per year. The value of the building and equipment located at the goat farms are reclassified from Property, plant and equipment to Assets held for sale according to the lower of its fair value and historical cost.  We use a discount rate of 8% to calculate the present value. As a result, a shortfall of $623,305 are recognized in general and administrative expenses in the three months ended December 31, 2011 (see Note 9 to the Condensed Consolidated Financial Statements).

Income Tax. Our income tax expense in the nine months ended December 31, 2011 increased by $0.8 million, from a benefit of approximately $0.02 million in the nine months ended December 31, 2010 to an expense of approximately $0.8 million in the nine months ended December 31, 2011.  The increase was primarily attributable to the increase in income before tax for PRC subsidiaries for the nine months ended December 31, 2011.

Net Income. As a result of the factors described above, net income attributable to Yayi International Inc. increased by 106% in the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010.

Net loss attributable to stockholders. Our net loss attributable to stockholders for the nine months ended December 31, 2011 increased to $5.3 million, compared with approximately $2.0 million for the nine months ended December 31, 2010, primarily due to the factors described above and an increase of $5.4 million in accretion of Series A Preferred Stock (see Note 20 to the Condensed Consolidated Financial Statements)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had cash and cash equivalents of approximately $16.9 million and working capital of approximately $9.8 million.

We intend to, and are in the process of, expanding our administrative and production facilities to meet our current needs and anticipated increased demand for our products.  In connection therewith, we plan to spend approximately $12.6 million during the 15 months ending March 31, 2013 ($1.6 million during the fiscal year ending March 31, 2012 and $11 million during the fiscal year ending March 31, 2013).  The $12.6 million in capital expenditure is expected to be mainly used for the following items:

●	$3.8 million for the purchase of machineries and equipment for the new powder processing plant in Weinan, Shaanxi and Fuping, Shaanxi ;
●	$0.8million for the purchase of livestock, construction of goat farms and goat milk collection stations;
●
$7.4million for the purchase of packing equipment, factory and warehouse, renovation of the office facility and staff apartment building in Jinghai, Tianjin and $0.6 million for the purchase of information technology equipment and systems.

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

On November 4, 2010, Milkgoat China entered into a working capital loan agreement with Tianjin Bank, Shaoxing Dao Branch, or Tianjin Bank, pursuant to which, Tianjin Bank loaned to Milkgoat China RMB20,000,000 (approximately $3,127,346) to purchase raw materials. The loan has a term of 12 months and expires on November 3, 2011. The fixed annual interest rate of the loan is 6.672%.  Under the terms of the loan agreement, Milkgoat China is subject to customary affirmative and negative covenants. The loan may be accelerated and Tianjin Bank may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default which includes, among other things, a failure to make principal or interest payments timely, a failure to comply with other covenants and certain events of bankruptcy. On November 5, 2010, RMB15,000,000 (approximately $2,345,509) was disbursed to Milkgoat China, and the remaining RMB5,000,000 (approximately $781,836) was disbursed to Milkgoat China on January 6, 2011. On November 8, 2011, Milkgoat China renewed this loan agreement and extended the term of loan to November 9, 2012. The fixed annual interest rate of the loan was changed to 8.528%.

On November 8, 2010, Milkgoat China entered into a non-committed short term revolving facility agreement with CITI Bank (China) Co., Ltd, Tianjin Branch, or Citi Bank, pursuant to which, Citi Bank agreed to make available to Milkgoat China a RMB8 million (approximately $1,250,938) revolving credit facility to purchase raw materials and for working capital purposes. A separate agreement will be entered into each time as advance is made under the credit facility. The term of each advance is up to three months. The interest rate on each advance will be memorialized in the separate agreement. Tianjin Mengyang Biotechnology Co., Ltd., Fung Shek and Li Liu acted as guarantors under this agreement. As of December 31, 2011, we have totally borrowed RMB3,429,121 (approximately $539,297) under this agreement and we have repaid RMB1,798,959 (approximately $282,922) in the three months ended December 31, 2011. Five of these loans for a total of RMB1,195,874 (approximately $188,075) have been repaid subsequent to December 31, 2011.

On January 6, 2011, Milkgoat China entered into a working capital loan agreement with Bank of Beijing. Pursuant to the short-term loan agreement, Bank of Beijing agreed to loan to Milkgoat China an aggregate RMB10,000,000 (approximately $1,563,673) for working capital, guaranteed by Beijing Huaxia Jingu Guarantee Co., Ltd. The loan has an annual interest rate of 6.1005%, and the interests must be paid on a quarterly basis on the 20th of the last month of each quarter with the initial annual interest rate of 20% above the benchmark interest rate on the date of withdrawal of the loan principal which is 7.87%. Under the terms of the loan agreement, we are subject to customary affirmative and negative covenants. The loan may be accelerated and Bank of Beijing may demand immediate payment of the principal and accrued interests upon the occurrence of an event of default, which includes, among other things, a failure to make principal or interest payments, a failure to comply with other covenants and certain events of liquidation or bankruptcy.

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

In addition, at any time after June 30, 2012, the holders of not less than a majority of the then outstanding Series A Preferred Stock have the right to request the Company to redeem all of the then outstanding shares of Series A Preferred Stock in cash, amounted to $26,383,562, if certain qualified events have not occurred by June 30, 2012 (Note 20).  These conditions raise substantial doubt about the Company’s ability to continue as a going concern, as the cash redemption requirement could post a significant impact on the Company’s cash flow.

The financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, they do not include any adjustments that might result from the outcome of this uncertainty.

Except for the above going concern, we believe that our currently available working capital should be adequate to sustain our daily operations at our current levels through at least the next twelve months. However, depending on our future needs, changes and trends in the capital markets affecting our shares and the company, we may determine to seek additional debt financing from commercial bank or equity financing in the private or public markets.

Cash Flow

	Nine Months Ended December 31,
	2011	2010
Net cash provided by (used in) operating activities	$952,318	$(1,715,522)
Net cash (used in) investing activities	(966,955)	(1,299,531)
Net cash provided by financing activities	3,098,971	9,093,456
Net increase (decrease) in cash and cash equivalent	3,533,861	6,233,183

Operating Activities

Net cash provided by operating activities for the nine months ended December 31, 2011 was approximately $0.95 million compared to net cash used in operating activities of $1.7 million for the nine months ended December 31, 2010.  The changes in net operating assets and liabilities for the nine months ended December 31, 2011 were primarily related to a $1.03 million increase in accounts receivables due to our extended term for new products promotion,  partially offset by a $1.2 million increase in accounts payable due to the peak season for collecting raw goat milk and preparing for the upcoming sales demand, a $0.4 million decrease in accrued interest on convertible notes as we paid $0.4 million interests at the end of December 2011, a $0.4 million decrease in other payable and accrued expenses mainly due to $0.6 million of bills payable had been paid  for the nine months ended December 31,2011. Net cash used in operating activities for the nine months ended December 31, 2010 was mainly attributable to the net loss from operations of $2.0 million, non-cash items not affecting cash flows of $1.3 million and a $1.0 million increase in working capital.  We are enhancing our production planning and accounts receivables collection to improve our operating cash flow performance.

Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2011 was approximately $1.0 million, a decrease of approximately $0.3 million from approximately $1.3 million of the corresponding period in the prior year. The change was mainly caused by the fact that we paid fewer amounts for investing activities compared to last period. For the nine months ended December 31, 2011, we prepaid $0.4 million for the Jinghai equipment purchase and $0.5 million Fuping Milkgoat and Milkgoat China equipment upgrade.

Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2011 was approximately $3.1 million compared to approximately $9.1 million of net cash provided by these activities during the corresponding period in the prior year.  The change is primarily attributable to the $8.92 million gross proceeds from the private placement transaction closed on September 27, 2010, while we did not make similar financing during the nine months ended December 31, 2011. The decrease in the net cash provided by financing activities was partially offset by $2.5 million bank loans increase during the nine months ended December 31, 2011 as compared to the corresponding period in the prior year. We had $1.0 million bank’s acceptance bills matured during this period of time, which resulted in a $1.0 million decrease in restricted cash.

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

Seasonality

Goat milk production is seasonal because goats generally do not produce milk from November through February. During such period, we generate sales of goat milk powder from our inventory that builds during the period preceding such hiatus.  In addition, the consumption of goat milk is also seasonal with greater demand in winter and public holiday seasons..

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Li Liu and Ms. Jing Chen, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Li Liu and Ms. Jing Chen concluded that as of December 31, 2011, our disclosure controls and procedures were not effective due to the significant deficiencies in our internal control over financial reporting for the period as disclosed below.

Changes in Internal Control Over Financial Reporting.

As we disclosed in our Annual Report on Form 10-K filed with the SEC on June 29, 2011, during our assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, management identified the following significant deficiencies:

•
Our internal audit function is significantly deficient due to insufficient qualified resources and appropriate system to perform such function. Therefore, our ability to prevent and control lapses and errors in our accounting function could not be rendered effectively.

•	Our current accounting staff is relatively inexperienced with respect to U.S. GAAP and needs substantial training to meet the higher demands of being a U.S. public company.

In order to correct the foregoing significant deficiencies, during the fiscal quarter ended December 31, 2011, we have taken and are taking the following remediation measures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•
We have engaged a third party professional consultant, as announced on November 17, 2009, to assist us in assessing, improving and monitoring our internal control over financial reporting. We have been actively working with the external consultant to assess our data collection, financial reporting, and control procedures and to strengthen our internal controls over financial reporting.

•
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

Our management does not believe that these significant deficiencies in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the three months ended December 31, 2011 to contain a material misstatement.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the fiscal quarter ended December 31, 2011 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

EXHIBITS.

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
101
The following financial information from The Yayi International Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010, and (v)  Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: February 14, 2012

YAYI INTERNATIONAL INC.

By: /s/ Li Liu
Li Liu
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jing Chen
Jing Chen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from The Yayi International Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010, and (v)  Notes to Condensed Consolidated Financial Statements.